Form 10-Q
period 2018-03-31
First Choice Bancorp
filed 2018-06-12
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

(Exact Name of Registrant as Specified in its Charter)

California	82-2711227
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

17785 Center Court Drive N, Suite 750 Cerritos, CA	90703
(Address of principal executive offices)	(Zip Code)

562-345-9092
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer: [ ]	Non-accelerated Filer: [X] (Do not check if a smaller reporting company)

Smaller Reporting Company: [ ]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)         ☐ Yes ☒ No

There were 7,254,438 shares of common stock outstanding as of May 31, 2018.

FIRST CHOICE BANCORP AND SUBSIDIARIES
FORM 10-Q
March 31, 2018

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2018 (unaudited)	December 31, 2017
	(in thousands, except share data)
ASSETS
Cash and due from banks	$6,840	$5,405
Interest-bearing deposits at other banks	93,225	97,727
Total cash and cash equivalents	100,065	103,132

Securities available-for-sale, at fair value	31,045	35,002
Securities held-to-maturity, at cost	5,292	5,300
Loans held for sale, at lower of cost or fair value	11,525	10,599
Gross loans	793,582	745,887
Discounts and unearned fees, net	(4,152)	(4,174)
Allowance for loan losses	(10,010)	(10,497)
Loans receivable, net	779,420	731,216
Federal Home Loan Bank, at cost	3,640	3,640
Equity securities, at fair value	2,508	—
Accrued interest receivable	3,358	3,108
Premises and equipment	1,055	1,035
Servicing assets, at lower of carrying value or fair value	2,508	2,618
Other assets	7,260	8,145

TOTAL ASSETS	$947,676	$903,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$197,503	$235,584
Money market, interest checking and savings	352,592	372,209
Time deposits	208,706	164,886
Total deposits	758,801	772,679
Federal Home Loan Bank borrowings	57,000	20,000
Federal funds purchased	18,000	—
Senior secured notes	2,550	350
Accrued interest payable	165	114
Other liabilities	4,679	4,958
Total liabilities	841,195	798,101

Commitments and contingencies - Notes 8 and 10	—	—

Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 7,251,584 at March 31, 2018 and 7,260,119 at December 31, 2017	88,442	87,837
Additional paid-in capital	1,492	1,940
Retained earnings	17,363	16,459
Accumulated other comprehensive loss - net
Unrealized loss on available-for-sale securities, net of taxes of $342 at March 31, 2018 and $228 at December 31, 2017	(816)	(542)
Total shareholders’ equity	106,481	105,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$947,676	$903,795
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended March 31,
	2018	2017 (restated(1))
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$10,621	$8,474
Interest on investment securities	239	255
Dividends on FHLB and other stock	69	89
Other interest income	260	246
Total interest income	11,189	9,064

INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	819	1,026
Interest on time deposits	616	408
Interest on borrowings	202	2
Total interest expense	1,637	1,436
Net interest income	9,552	7,628
Provision for loan losses	200	—
Net interest income after provision for loan losses	9,352	7,628

NONINTEREST INCOME
Gain on sale of loans	247	1,190
Service charges and fees on deposit accounts	215	66
Net servicing fees	153	171
Other (loss) income	(52)	44
Total noninterest income	563	1,471

NONINTEREST EXPENSE
Salaries and employee benefits	4,116	3,645
Occupancy expenses	348	301
Professional fees	304	79
Data processing	421	330
Equipment expenses	172	180
Office expenses	192	161
Deposit insurance and regulatory assessments	111	107
Loan related expenses	84	139
Customer service expenses	140	144
Merger-related and public company registration expenses	374	—
Provision for credit losses - off-balance sheet	53	72
Other expenses	362	349
Total noninterest expense	6,677	5,507
Income before taxes	3,238	3,592
Income taxes	859	1,466
Net income	$2,379	$2,126
Net income per share:
Basic	$0.33	$0.30
Diluted	$0.33	$0.30
Weighted-average common shares outstanding
Basic	7,160,938	7,081,366
Diluted	7,200,057	7,114,488

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 2 to the Consolidated Financial Statements for additional information).
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	AdditionalPaid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2017	—	$—	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative adjustment – adoption of ASU No. 2016-01 (1)	—	—	—	—	—	(24)	24	—
Net income	—	—	—	—	—	2,379	—	2,379
Stock-based compensation	—	—	—	—	458	—	—	458
Cash dividends ($0.20 per share)	—	—	—	—	—	(1,451)	—	(1,451)
Issuance of restricted shares, net	—	—	3,721	—	—	—	—	—
Vesting of restricted shares	—	—	—	605	(605)	—	—	—
Repurchase of shares	—	—	(12,256)	—	(301)	—	—	(301)
Other comprehensive income, net of taxes	—	—	—	—	—	—	(298)	(298)
Balance at March 31, 2018	—	$—	7,251,584	$88,442	$1,492	$17,363	$(816)	$106,481

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,379	$2,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	99	141
Amortization of premiums of investment securities	54	78
Amortization of servicing asset	165	98
Provision for loan losses	200	—
Provision for losses - unfunded commitments	53	72
Gain on sale of loans	(247)	(1,190)
Loans originated for sale	(3,709)	(12,433)
Proceeds from loans originated for sale	3,021	14,688
Amortization of premiums and deferred loan fees, net	28	409
Change in fair value of equity securities	66	—
Stock-based compensation	458	324
Decrease in other items, net	465	516
Net cash provided by operating activities	3,032	4,829

INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	936	1,112
Proceeds from maturities and paydown of securities held-to-maturity	10	11
Purchase of securities available-for-sale	—	(4,966)
Net increase in loans	(48,479)	(40,784)
Purchase of equity investment	(17)	—
Purchases of premises and equipment	(119)	(80)
Net cash used in investing activities	(47,669)	(44,707)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(13,878)	10,875
Net increase in borrowings from Federal Home Loan Bank	37,000	40,000
Net increase in senior secured notes	2,200	—
Net increase in federal funds purchased	18,000
Cash dividends paid	(1,451)	(1,439)
Repurchase of shares	(301)	(41)
Proceeds from exercise of stock options	—	213
Net cash provided by financing activities	41,570	49,608
(Decrease) increase in cash and cash equivalents	(3,067)	9,730
Cash and cash equivalents, beginning of period	103,132	110,032
Cash and cash equivalents, end of period	$100,065	$119,762

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$1,585	$1,453
Noncash investing and financing activities:
Servicing asset recognized	$55	$293
Transfer of securities available-for-sale to equity securities	$2,540	$—

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Choice Bancorp, also known as First Choice or the Holding Company, a California corporation, was organized on September 1, 2017 to become the holding company for First Choice Bank (the "Bank"), collectively with First Choice, the Company. In December 2017, the Bank received requisite shareholder and regulatory approval necessary for the reorganization of First Choice Bank into the Holding Company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice. The reorganization was completed as of the close of business on December 21, 2017.

The Bank was incorporated under the laws of the State of California in March 2005, and commenced banking operations in August 2005 and has been organized as a single operating segment operating with five full-service branches in Cerritos, Rowland Heights, Alhambra, Anaheim and Carlsbad, California. The Bank’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals within its principal market area of Los Angeles County, Orange County and San Diego County.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of First Choice, and its wholly-owned subsidiary, First Choice Bank, a California state-chartered bank and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are included in the Company’s Form S-4, dated April 25, 2018 (the “Form S-4”), with the United States Securities and Exchange Commission (“SEC”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2017 condensed consolidated balance sheet to conform to the presentation as of March 31, 2018. These reclassifications, which consisted of a $2.9 million increase to "Gross loans" and "Discounts and unearned fees, net", had no impact on the Company’s previously reported "Loans receivable, net".

Accounting Policies

Our accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016 included in the Form S-4 filed with the SEC.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change in the near term.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic606)(“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017. The adoption of ASU 2014-09 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. The timing of the Company’s revenue recognition did not materially change. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. See Note 16 - Revenue Recognition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. In addition, this update also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities us the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The Company measures the fair value of financial instruments reported at amortized cost in the balance sheet using the exit price notion (refer to Note 15 - Fair Value of Financial Instruments for further discussion). The Company has evaluated its applicable equity investments and determined that other bank stocks qualify for the measurement exception, which allows those investments to be measured at cost less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any impairment will be recorded prospectively through earnings, with related disclosures to be made. Upon adoption on January 1, 2018, the Company recognized a net $24 thousand reclassification from accumulated other comprehensive income to retained earnings relating to equity securities with a readily determinable fair value.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This guidance clarifies and provides guidance on several cash receipt and cash payment classification issues, including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance on January 1, 2018 did not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance on January 1, 2018 did not have a significant impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-4, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (ASU 2018-04) which incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

In May 2018, FASB issued ASU 2018-06, Codification Improvements to Topic 942, Depository and Lending-Income Taxes. The amendments in this ASU supersede the guidance within Subtopic 942-741 that has been rescinded by the OCC and no longer relevant. A cross-reference between Subtopic 740-30, Income Taxes-Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740-30 to improve the usefulness of the codification. The amendments in this update are effective upon issuance, as no accounting requirements are affected. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-02 to determine the potential impact it will have on its consolidated financial statements. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and has engaged an existing third-party service provider to assist in implementation.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

NOTE 2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On February 5, 2018, the Company announced that the Audit Committee of the Board of Directors of the Company, after consultation with management and its independent registered accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2016, and for each of the first three quarters of 2017, were not in compliance with generally accepted accounting principles and would be restated.

The decision to restate these consolidated financial statements was based on the Company’s conclusion that it had been overly conservative in its earnings calculations, primarily as a result of the complex accounting treatment for the Company’s equity compensation plan. In addition, the Company had provided accruals for expenses in years 2014, 2015 and 2016 in anticipation of incurring certain expenses, which expenses, for a number of different reasons, were never incurred. The result was that the Company had over-accrued for expenses. The net after-tax result of the restatement was that the Company earned approximately $1.06 million more in income after taxes than was reported in the consolidated financial statements for the years ended December 31, 2014 through 2016. In each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company had incorrectly accrued for certain expenses resulting in $156 thousand less in income after taxes for the nine months ended September 30, 2017. The restatement for the years ended 2014 through 2016 and the nine months ended September 30, 2017 are reflected in the Company's audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are included in the Company's Form S-4, dated April 25, 2018, filed with the United States Securities and Exchange Commission.

The net after-tax impact on net income for the three months ended March 31, 2017 was a reduction of $8 thousand. The primary components of the impact on noninterest expense were an $80 thousand decrease in professional fees, offset by a $44 thousand increase in customer service expense and a $26 thousand increase in deposit insurance and regulatory assessments. As of March 31, 2017, the restatement resulted in an increase in other assets and total assets of $733 thousand, an increase in other liabilities and total liabilities of $741 thousand and an $8 thousand decrease in retained earnings and total equity.

NOTE 3.    BUSINESS COMBINATION

On February 26, 2018, the Company announced that it entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018, by which Pacific Commerce Bancorp will be merged with and into First Choice Bancorp; and Pacific Commerce Bancorp’s bank subsidiary, Pacific Commerce Bank, will be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). Under the terms of the merger agreement, each shareholder will receive 0.46531 shares (referred to as the exchange ratio) of First Choice Bancorp for each outstanding share of Pacific Commerce Bancorp common stock. The Merger is an all stock transaction valued at approximately $119.0 million, or $12.38 per share, based on a closing price of $26.60 for First Choice’s common stock as of April 30, 2018. The merger agreement is subject to satisfaction of customary closing conditions, including regulatory approvals and approval by both the shareholders of the Company and Pacific Commerce Bancorp. Pacific Commerce Bancorp’s and the Company’s shareholder meetings are scheduled for June 15th, 2018 and June 19th, 2018, respectively. The Company expects the transaction to close early in the third quarter of 2018. Pacific Commerce Bancorp is headquartered in Los Angeles, California, with $566.0 million in total assets, $422.3 million in gross loans and $492.6 million in total deposits as of March 31, 2018. Pacific Commerce Bancorp has six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The transaction will increase First Choice’s total assets to approximately $1.6 billion on a pro forma basis as of March 31, 2018. At March 31, 2018, the Company's interest checking deposits included a $5.0 million balance from Pacific Commerce Bancorp.

On May 10, 2018, the Company was advised by the Federal Deposit Insurance Corporation (the “FDIC”) that the Merger was approved, subject to the completion of certain conditions in the approval order. In addition, the Board of Governors of the Federal Reserve System (the “Board”) has advised the Company that, subject to FDIC approval, the Board has waived the requirement for a separate application. On May 25, 2018, the Commissioner of the California Department of Business Oversight ("CDBO") approved the Merger. All bank regulatory approvals and waivers required in connection with the Merger have now been obtained. See Note 17 - Subsequent Events.

NOTE 4.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at March 31, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$8,348	$—	$(358)	$7,990
Collateralized mortgage obligations	13,365	27	(387)	13,005
SBA pools	10,426	—	(376)	10,050
	$32,139	$27	$(1,121)	$31,045

Securities held-to-maturity:
U.S. Government and agency securities	$3,276	$—	$(78)	$3,198
Mortgage-backed securities	2,016	—	(95)	1,921
	$5,292	$—	$(173)	$5,119

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$8,698	$4	$(206)	$8,496
Collateralized mortgage obligations	13,872	40	(253)	13,659
SBA pools	10,559	—	(254)	10,305
Mutual fund investment	2,577	—	(35)	2,542
	$35,706	$44	$(748)	$35,002

Securities held-to-maturity:
U.S. Government and agency securities	$3,273	$—	$(18)	$3,255
Mortgage-backed securities	2,027	—	(53)	1,974
	$5,300	$—	$(71)	$5,229

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at March 31, 2018, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,276	3,198	—	—
Due after ten years (1)	2,016	1,921	32,139	31,045
	$5,292	$5,119	$32,139	$31,045

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

There were no sales of any investment securities available-for-sale or held-to-maturity during the three months ended March 31, 2018 and 2017. There were no maturities or calls of investment securities during the three months ended March 31, 2018 and 2017.

At March 31, 2018 securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as discussed in Note 8 – Borrowing Arrangements.

As of March 31, 2018 and December 31, 2017, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
March 31, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$(4)	$737	$(354)	$7,199	$(358)	$7,936
Collateralized mortgage obligations	(125)	4,114	(262)	7,567	(387)	11,681
SBA pools	(87)	3,735	(289)	6,315	(376)	10,050
	$(216)	$8,586	$(905)	$21,081	$(1,121)	$29,667

Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(78)	$3,198	$(78)	$3,198
Mortgage-backed securities	(23)	926	(72)	995	(95)	1,921
	$(23)	$926	$(150)	$4,193	$(173)	$5,119

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$(1)	$59	$(205)	$7,639	$(206)	$7,698
Collateralized mortgage obligations	(74)	4,329	(179)	7,946	(253)	12,275
SBA pools	(20)	3,858	(234)	6,447	(254)	10,305
Mutual fund investment	—	—	(35)	2,542	(35)	2,542
	$(95)	$8,246	$(653)	$24,574	$(748)	$32,820

Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(18)	$3,255	$(18)	$3,255
Mortgage-backed securities	(6)	949	(47)	1,025	(53)	1,974
	$(6)	$949	$(65)	$4,280	$(71)	$5,229

As of March 31, 2018, the Company had 25 investment securities where estimated fair value had decreased 3.6% from amortized cost. Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2018, the Company had one mutual fund investment consisting of high quality debt securities and other debt instruments supporting affordable housing and community development in the United States. There is a readily determinable market value available for this equity investment and therefore with the adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of this equity security are recognized in earnings. Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from accumulated other comprehensive income ("AOCI") to retained earnings. ASU 2016-01 also eliminated the requirement to classify equity investments into different categories such as "available-for-sale." The adoption of ASU 2016-01 may result in more earnings volatility as changes in fair value of certain equity investments will now be recorded in the statement of earnings as opposed to AOCI. The fair value of equity securities was $2.5 million at March 31, 2018. During the three months ended March 31, 2018, the Company recognized a gross loss of $51 thousand related to negative changes in fair value during the period.

At March 31, 2018, the Company held investment securities issued by Fannie Mae whose market value represented approximately 15.2% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at March 31, 2018.

Federal Home Loan Bank Stock and Other Bank Stocks

In connection with outstanding Federal Home Loan Bank ("FHLB") advances, the Company owned FHLB stock carried at cost of $3.6 million at both March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Bank was required to own FHLB stock at least equal to the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. During the three months ended March 31, 2018, there were no required purchases of FHLB stock. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2018, and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Company also has restricted securities in the form of capital stock invested in two different banker’s bank stocks ("other bank stock"). Capital stock invested in these entities totaled $278 thousand and $293 thousand at March 31, 2018 and December 31, 2017, respectively. With the adoption of ASU No. 2016-01 on January 1, 2018, equity investments (except those accounted for under the equity method of accounting or that result in the consolidation of the investee) are recorded at fair value, with changes in the fair value recognized in earnings. There is no readily determinable fair value for the other bank stock; therefore, these restricted securities are measured under the practicability exception which requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three months ended March 31, 2018, the Company recognized a $15 thousand loss related to changes in the fair value of these equity securities.

NOTE 5. LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within Los Angeles County, Orange County and San Diego County of California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at lower of carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The Company has pledged loans to secure lines of credit with the FHLB and as collateral for letters of credit issued by FHLB to guarantee $40.0 million in state public deposits as discussed in Note 8 – Borrowing Arrangements and Note 10 – Commitments.

The composition of the Company’s loan portfolio at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Construction and land development	$113,481	$115,427
Real estate:
Residential	57,234	62,719
Commercial real estate - owner occupied	63,832	53,106
Commercial real estate - non-owner occupied	265,961	252,114
Commercial and industrial (1)	200,339	169,184
SBA loans	91,887	92,509
Consumer	848	828
Gross loans	$793,582	$745,887
Net deferred fees	(469)	(400)
Net discounts	(3,683)	(3,774)
Allowance for loan losses	(10,010)	(10,497)
Loans receivable, net	$779,420	$731,216

(1)
Includes loans secured by the cash surrender values (CSV) of life insurance policies totaling $35.0 million and $32.8 million at the March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balances to the aggregate CSVs for this portfolio totaled 94.0% and 88.1%, respectively.

A summary of the changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$10,497	$11,599
Provision for loan losses	200	—
Charge-offs	(754)	(76)
Recoveries	67	—
Net charge-offs	(687)	(76)
Balance, end of period	$10,010	$11,523

The following table presents the activity in the allowance for loan losses for three months ended March 31, 2018 and 2017 by portfolio segment:

	Three Months Ended March 31, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	(390)	79	(18)	(387)	904	10	2	200
Charge-offs	—	—	—	—	(514)	(240)	—	(754)
Recoveries	—	—	—	—	67	—	—	67
Net charge-offs	—	—	—	—	(447)	(240)	—	(687)
Balance, March 31, 2018	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,207	454	637	2,749	3,689	1,264	10	10,010
	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$111	$950	$—	$1,061
Collectively	113,481	57,234	63,832	265,961	200,228	90,937	848	792,521
	$113,481	$57,234	$63,832	$265,961	$200,339	$91,887	$848	$793,582

	Three Months Ended March 31, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2016	$1,827	$924	$618	$2,501	$3,541	$2,086	$102	$11,599
Provision for (reversal of) loan losses	(207)	(161)	(56)	332	113	(21)	—	—
Charge-offs	—	—	—	—	—	(76)	—	(76)
Recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	(76)	—	(76)
Balance, March 31, 2017	$1,620	$763	$562	$2,833	$3,654	$1,989	$102	$11,523

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass represent assets with a level of credit quality which contain no well-defined deficiency or weakness.

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

The risk category of gross loans by class of loans was as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$113,481	$—	$—	$113,481
Real estate:
Residential	57,234	—	—	57,234
Commercial real estate - owner occupied	63,832	—	—	63,832
Commercial real estate - non-owner occupied	265,961	—	—	265,961
Commercial and industrial	194,283	5,945	111	200,339
SBA loans	85,662	4,761	1,464	91,887
Consumer	848	—	—	848
	$781,301	$10,706	$1,575	$793,582
(1) At March 31, 2018, substandard loans included $1.1 million of impaired loans.

	December 31, 2017
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$115,427	$—	$—	$115,427
Real estate:
Residential	62,719	—	—	62,719
Commercial real estate - owner occupied	53,106	—	—	53,106
Commercial real estate - non-owner occupied	252,114	—	—	252,114
Commercial and industrial	161,679	6,871	634	169,184
SBA loans	86,653	4,130	1,726	92,509
Consumer	828	—	—	828
	$732,526	$11,001	$2,360	$745,887
(1) At December 31, 2017, substandard loans included $1.8 million of impaired loans.

Past due and nonaccrual loans presented by loan class were as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	139	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	111
SBA loans	427	—	—	950
Consumer	—	—	—	—
Total	$566	$—	$—	$1,061

	December 31, 2017
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	1,079	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	634
SBA loans	—	—	—	1,200
Consumer	—	—	—	—
Total	$1,079	$—	$—	$1,834

A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Information relating to individually impaired loans presented by class of loans was as follows as of March 31, 2018 and December 31, 2017:

March 31, 2018
Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Commercial and industrial	194	111	111	—	—
SBA loans	1,261	950	950	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,455	$1,061	$1,061	$—	$—

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

December 31, 2017
Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Commercial and industrial	640	634	9	625	299
SBA loans	1,266	1,200	839	361	205
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,906	$1,834	$848	$986	$504

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

The average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	174	—	1,460	—
SBA loans	1,263	—	1,788	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,437	$—	$3,248	$—

At March 31, 2018 and December 31, 2017, the Company had approximately $1.1 million and $1.8 million, respectively, in recorded investment in loans identified as troubled debt restructurings (“TDR’s”) and had allocated approximately $0 and $504 thousand, respectively, as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of March 31, 2018.

At March 31, 2018 and December 31, 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the three months ended March 31, 2018 and 2017, there were no new loan modifications resulting in TDRs.

During the three months ended March 31, 2018, there was one loan totaling $390 thousand modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification. There were no loans modified as troubled debt restructuring for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

At March 31, 2018 and December 31, 2017, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $11.5 million and $10.6 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or market. At March 31, 2018 and December 31, 2017, the fair value of loans held for sale totaled $12.2 million and $11.5 million, respectively.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided.

Capitalized servicing rights as of March 31, 2018 and December 31, 2017 totaled $2.5 million and $2.6 million, respectively.

SBA loans sold during the three months ended March 31, 2018 and 2017 totaled $2.7 million and $13.3 million, respectively. Total gains on sale of SBA loans were $247 thousand and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. SBA loans serviced for others totaled $137.3 million at March 31, 2018 and $140.4 million at December 31, 2017.

Additionally, the Company was servicing construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions amounting to $76.4 million and $81.6 million at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, there were no sales of other commercial real estate loans, where servicing was not retained. The Company may sell loans to maintain its loan concentration limits.

SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying condensed consolidated balance sheets. The risks inherent in SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

The significant assumptions used in the valuation for SBA servicing rights at March 31, 2018 included discount rates, ranging from 10.8% to 24.2% and a weighted average prepayment speed assumption of 10.6%.

Activity for SBA servicing assets follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$2,618	$2,262
Additions	55	293
Amortization	(165)	(98)
Impairment	—	—
Balance, end of period	$2,508	$2,457

The fair value of servicing assets for SBA loans was $2.8 million and $3.0 million as of March 31, 2018 and December 31, 2017, respectively. Servicing fees net of servicing asset amortization totaled $153 thousand and $171 thousand for the three months ended March 31, 2018 and 2017, respectively. Contractually specified servicing fees were $318 thousand and $269 thousand for the three months ended March 31, 2018 and 2017, respectively, and were included as a component of net servicing fees within non-interest income.

The following table summarizes the estimated change in the value of servicing assets as of March 31, 2018 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value

Prepayment speeds	+10%	$(105)
Prepayment speeds	+20%	(204)
Discount rate	+1%	(93)
Discount rate	+2%	(179)

NOTE 7. DEPOSITS

The Company’s ten largest depositor relationships accounted for approximately 19.6% of total deposits at March 31, 2018.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $106.7 million and $81.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of March 31, 2018, deposit balances under this program totaled $40 million. In connection with our participation in this program, loans pledged with the FHLB serve as collateral for $44 million in letters of credit issued by FHLB as collateral for the state public deposits. See Note 8 –Borrowing Arrangements for information regarding pledged collateral with FHLB.

NOTE 8. BORROWING ARRANGEMENTS

Federal Home Loan Bank borrowings

As of March 31, 2018, the Company had total borrowing capacity up to $225.9 million from the Federal Home Loan Bank of San Francisco (“FHLB”) subject to providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. As of March 31, 2018, the Company had pledged loans in the amount of $680.3 million as collateral for this borrowing agreement. There were $57.0 million and $20.0 million in borrowings under this arrangement, with an interest rate of 1.87% and 1.41% as of March 31, 2018 and December 31, 2017, respectively. The entire amount outstanding is an overnight advance. The weighted average interest rate during the three months ended March 31, 2018 and 2017 was 1.58% and 0.80%. As of March 31, 2018, the remaining financing availability was $124.9 million.

Federal funds purchased

The Company may borrow up to $42.0 million overnight on an unsecured basis from three of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $18.0 million and zero at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate during the three months ended March 31, 2018 and 2017 was 2.37% and 0.00%, respectively.

Senior secured notes

On December 22, 2017, the Company entered into a loan agreement with another bank to borrow up to $10 million. One of the Company's executives is also a member of the lending bank's board of directors. This facility is secured by 100% of the common stock of the Bank and bears interest, due quarterly, at a rate of U.S. Prime rate plus 0.25% and matures on December 22, 2019 (“Maturity Date”). The terms of the loan agreement require the Bank to maintain minimum capital ratios, a minimum return on average assets, certain minimum loan and asset ratios and other covenants, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 11.0% and $90 million, (iii) total capital ratio greater than or equal to 12.0%, (iv) CET1 capital ratio greater than or equal to 11.0%, (v) return on average assets greater than or equal to 0.85%, (vi) total loans to total assets less than or equal to 85.0% and (vii) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

Upon maturity, the Company will pay a lookback fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn on December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date.

At March 31, 2018, the outstanding balance under the facility totaled $2.6 million and the interest rate was 5.00%. At December 31, 2017, the outstanding balance under the facility totaled $350 thousand and the interest rate was 4.75%. The weighted average interest rate during the three months ended March 31, 2018 was 4.77%. At March 31, 2018, the Company was in compliance with all loan covenants on the facility.

On February 27, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million, subject to completion of the merger with Pacific Commerce Bancorp (Refer to Note 3 – Business Combination).

Other borrowings

As of March 31, 2018, the Company had borrowing capacity of approximately $4.9 million with the Federal Reserve Bank discount window. As of March 31, 2018, the Company had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of March 31, 2018 and December 31, 2017.

NOTE 9. INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended March 31, 2018 and 2017, income tax expense was $859 thousand and $1.5 million, respectively. The effective income tax rate was 26.5% and 40.8% for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate was favorably impacted during the first quarter of 2018 by the reduction of the federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective December 22, 2017.

As of March 31, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018.

The Company and its subsidiary are subject to federal income and California franchise tax. The Federal statute of limitations for the assessment of income tax for the years ending after December 31, 2013 remain open and the California statute of limitations for the assessment of franchise tax remain open for the years ending after December 31, 2012.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of March 31, 2018 and December 31, 2017.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, Management has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2018.

NOTE 10. COMMITMENTS

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s consolidated financial statements.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	March 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$234,581	$237,371
Standby letters of credit	1,346	996
Total	$235,927	$238,367

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.0 million and $952 thousand at March 31, 2018 and December 31, 2017, respectively. The reserve for unfunded commitments is included in "other liabilities" in the condensed consolidated balance sheets.

In connection with the participation in a state public deposit program (Refer to Note 7 – Deposits), the Company has pledged $44 million in loans with the FHLB that serve as collateral for $44 million in letters of credit issued by FHLB to guarantee $40 million in state public deposits the Company received under the program as of March 31, 2018.

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The change in outstanding balances during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017

Balance, beginning of period	$1,768	$2,168
Payments	(13)	(13)
Balance, end of period	$1,755	$2,155

Deposits from certain officers and directors and the companies with which they are associated held by the Company at March 31, 2018 and December 31, 2017 amounted to $39.5 million and $35.1 million, respectively.

In December 2017, the Company entered into a $10 million senior secured facility (refer to Note 8 – Borrowing Arrangements) with another bank in which one of the executives of the Company is also a member of this bank’s board of directors. The outstanding balance of this facility was $2.6 million at March 31, 2018.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company’s 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides for the total number of awards of common stock that may be issued over the term of the plan not to exceed 1,390,620 shares, of which a maximum of 1,390,620 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price no less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the date of the grant. The 2013 Plan expires in 2023. The 2013 plan replaced the 2005 Stock Option Plan which expired in 2015.

The Company recognized stock-based compensation expense of $458 thousand and $324 thousand for the three months ended March 31, 2018 and 2017, respectively.

The Company did not grant any stock options during the three months ended March 31, 2018 and 2017.

A summary of activity in the Company’s outstanding stock options during the three months ended March 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Three months ended March 31, 2018:	(in thousands, except share data)
Outstanding, beginning of period	65,978	$10.17
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	65,978	$10.17	5.1 years	$1,008
Option exercisable	56,243	$9.97	5.1 years	$871

Three months ended March 31, 2017:
Outstanding, beginning of period	98,858	$9.50
Exercised	(27,040)	7.86
Granted	—	—
Forfeited	—	—
Outstanding, end of period	71,818	$10.12	6.1 years	$738
Option exercisable	52,246	$9.72	5.8 years	$558

As of March 31, 2018, there was approximately $8 thousand of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 0.8 years. The intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was approximately $0 thousand and $300 thousand, respectively.

A summary of activity in the Company’s outstanding restricted shares for the three months ended March 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant-Date Fair Value
Three months ended March 31, 2018:
Nonvested, beginning of period	142,553	$20.28
Grants	5,439	25.48
Shares vested	(62,789)	22.41
Shares forfeited	(1,718)	20.57
Nonvested, end of period	83,485	$22.41

Three months ended March 31, 2017:
Nonvested, beginning of period	58,581	$14.10
Grants	56,372	18.46
Shares vested	(18,822)	14.43
Shares forfeited	(1,510)	15.11
Nonvested, end of period	94,621	$16.62

As of March 31, 2018, there was approximately $1.3 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.0 year. The intrinsic value of restricted shares that vested was approximately $1.6 million and $356 thousand during the three months ended March 31, 2018 and 2017, respectively.

NOTE 13. EARNINGS PER SHARE

Earnings per share (“EPS”) are computed on a basic and diluted basis. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Basic shares outstanding exclude unvested shares of restricted stock and stock options. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shares in the earnings of the Company. The Company’s unvested grants of restricted stock contain non-forfeitable rights to dividends, which are required to be treated as participating securities and included in the computation of earnings per share. The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017 (restated(1))
Numerator for basic earnings per share:
Net earnings	$2,379	$2,126
Less: dividends and earnings allocated to participating securities	(31)	(31)
Net income available to common shareholders	2,348	2,095

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	7,160,938	7,081,366

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	7,160,938	7,081,366
Net effect of dilutive stock options	39,119	33,122
Diluted weighted average common shares	7,200,057	7,114,488

Net earnings per common share:
Basic	$0.33	$0.30
Diluted	$0.33	$0.30

(1)	See Note 2 - Restatement of Previously Issued Financial Statements for restatement information

NOTE 14. FAIR VALUE MEASUREMENTS

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Equity Securities

The fair value of equity securities is based on quoted prices in active markets for identical assets (Level 1) to determine the fair value. If quoted prices are not available to determine fair value, the Company uses other inputs that are directly observable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2018:	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$7,990	$—	$7,990
Collateralized mortgage obligations	—	13,005	—	13,005
SBA Pools	—	10,050	—	10,050
Securities available-for-sale	$—	$31,045	$—	$31,045

Equity securities:
Mutual fund investment	$2,508	$—	$—	$2,508

December 31, 2017:
Securities available-for-sale:
Mortgage-backed securities	—	8,496	—	8,496
Collateralized mortgage obligations	—	13,659	—	13,659
SBA Pools	—	10,305	—	10,305
Mutual fund investment	2,542	—	—	2,542
Securities available-for-sale	$2,542	$32,460	$—	$35,002

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At March 31, 2018 and 2017 impaired loans subject to nonrecurring fair value measurements (Level 3) and resulting in net losses totaled $0.2 million and $1.4 million, respectively. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended March 31, 2018 and 2017 totaled $0.2 million and $0.1 million, respectively. The Company utilized a 10% discount rate to appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three months ended March 31, 2018 and 2017. For nonrecurring fair value measurements related to non-collateral dependent impaired loans during the three month ended March 31, 2018 and 2017 the entire balances were substantially charged off.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three months ended March 31, 2018 and 2017.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged (using an exit price notion) in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

On January 1, 2018, the Company adopted ASU 2016-01 and ASU 2018-03 which requires the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes. Starting in the first quarter of 2018, we updated our methodology used to estimate fair values to conform to the new requirements.

The following methods and assumptions were used to estimate the fair value of certain financial instruments not previously presented:

Loans

The fair value of loans, which is based on an exit price notion, is generally determined using an income-based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. For impaired loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral. This approach utilizes the estimated net sales proceeds to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than using an income-based approach as these loans are not performing or exhibit strong signs indicative of non-performance.

Equity Securities

The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company uses other inputs that are directly observable.

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$100,065	$100,065	$103,132	$103,132
Securities available-for-sale	Level 2	31,045	31,045	35,002	35,002
Securities held-to-maturity	Level 2	5,292	5,119	5,300	5,229
Equity securities	Level 1	2,508	2,508	—	—
Loans held for sale	Level 2	11,525	12,231	10,599	11,488
Loan receivable, net	Level 3	779,420	787,026	731,216	743,114
Federal Home Loan Bank	N/A	3,640	N/A	3,640	N/A
Servicing asset	Level 3	2,508	2,830	2,618	2,991
Accrued interest receivable	Level 2	3,358	3,358	3,108	3,108

Financial Liabilities:
Deposits	Level 2	$758,801	$756,746	$772,679	$770,999
Federal Home Loan Bank borrowings	Level 2	57,000	57,000	20,000	20,000
Federal funds purchased	Level 2	18,000	18,000	—	—
Senior secured notes	Level 2	2,550	2,550	350	350
Accrued interest payable	Level 2	165	165	114	114

(1)	March 31, 2018 estimated fair values are based on exit price assumptions and the December 31, 2017 estimated fair values are not based on exit price assumptions.

NOTE 16. REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including all subsequent amendments. As stated in Note 1 - Basis of Presentation, the adoption of ASU 2014-01 did not have a material impact on the Company’s consolidated financial statements.

The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance.

The Company earns fees from its deposit customers for transaction-based fees, account maintenance charges, and overdraft services. Transaction-based fees, which include items such as ATM and ACH fees, overdraft and stop payment charges, are recognized at the time such transactions are executed and the service has been fulfilled by the Company. Account maintenance charges, which are primarily monthly fees, are earned over the course of the month, which represents the period through which the Company satisfies the performance obligation. Overdraft fees are recognized at the time the overdraft occurs. Service charges are typically withdrawn from the customer’s account balance.

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three Months Ended March 31,
	2018	2017
Noninterest income, in-scope Topic 606
Service charges and fees on deposit accounts	$215	$66
Other income	9	3
Total noninterest income, in-scope Topic 606	224	69
Noninterest income, not in-scope Topic 606:
Gain on sale of loans	247	1,190
Net servicing fees	153	171
Change in fair value of equity securities	(66)	—
Other income	5	41
Noninterest income, not in-scope Topic 606	339	1,402
Total noninterest income	$563	$1,471

NOTE 17. SUBSEQUENT EVENTS

On April 30, 2018, the Company declared a $0.20 cash dividend payable on May 29, 2018 to shareholders of record as of May 18, 2018. The cash dividend totaled approximately $1.5 million.

On May 10, 2018, the Company was advised by the FDIC that the Merger (discussed in Note 3 - Business Combination) was approved, subject to the completion of certain conditions in the approval order. In addition, the Board of Governors of the Federal Reserve System (the “Board”) has advised the Company that, subject to FDIC approval, the Board has waived the requirement for a separate application. On May 25, 2018, the Commissioner of the CDBO approved the Merger. All bank regulatory approvals and waivers required in connection with the Merger have now been obtained.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data or as otherwise indicated)

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The ability of First Choice Bank to successfully integrate Pacific Commerce Bank, or achieve expected beneficial synergies and/or operating efficiencies;

•	Customer acceptance of First Choice Bank’s and Pacific Commerce Bank’s products and services and efforts by competitor institutions to lure away such customers;

•	Increased competitive pressures generally;

•	Possible business disruption following the merger or difficulty retaining key managers and employees;

•	Changes in customer borrowing, repayment, investment and deposit practices;

•	Changes in market factors that may affect the value of traded instruments in "mark-to-market" portfolios;

•	Potential volatility and deterioration in the credit and financial markets or adverse changes in general economic conditions leading to increased loan losses;

•	The potential impact on our net interest margin and funding sources from interest rate fluctuations;

•	Greater than expected noninterest expenses including potential increases in deposit insurance premiums;

•	Fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	Secondary market conditions for loans and our ability to sell loans in the secondary market;

•	The use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	Possible acquisitions of other financial institutions and/or expansion into new market areas;

•	The availability of capital;

•	The failure or security breach of computer systems on which we depend;

•	Unanticipated regulatory or legal proceedings;

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity;

•	Oversupply of inventory and deterioration in values of California real estate, both residential and commercial;

•	A prolonged slowdown in construction activity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we must comply;

•	Changes in estimates of future allowance for loan loss requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Political instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•
Operational risks or risk management failures by us or third parties which we rely on, including, but not limited to, data processing, information systems, cyber-security, technological changes, vendor problems, business interruption and fraud risks;

•	The ability to increase market share and control expenses;

•	Volatility in the credit and equity markets and its effect on the general economy;

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in our organization, management, compensation and benefit plans;

•
The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

•	Our success at managing the risks involved in the foregoing items.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” in the Company’s Form S-4 filed with the Securities and Exchange Commission on April 25, 2018.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

General

First Choice Bancorp, also known as First Choice, a California corporation, was organized on September 1, 2017 to become the holding company for First Choice Bank, collectively First Choice. In December 2017, First Choice Bank received requisite shareholder and regulatory approval necessary for the reorganization of First Choice Bank into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice. The reorganization was completed as of the close of business on December 21, 2017.

First Choice Bank is a California banking corporation headquartered in Cerritos, California. First Choice Bank was originally incorporated under the laws of the State of California on March 7, 2005, and commenced operations on August 18, 2005. First Choice Bank is insured up to the maximum legal limit by the FDIC, but First Choice Bank is not a member of the Federal Reserve. We maintain our head office at 17785 Center Court Drive N, Suite 750 in Cerritos, California, we have branch offices located in Cerritos, Alhambra, Rowland Heights, Anaheim and Carlsbad, California, and we have loan offices in Temecula, and Manhattan Beach, California. Our market area is defined as the seven Southern California Counties of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial.

We are the only community bank headquartered in Cerritos, California. Because we compete with much larger institutions and with other community banks, we focus on providing customer service in specific niches, most notably for small- to medium-sized businesses and their owners, professionals and residents within Southern California, in which we believe we outperform the competition. Therefore, our products and services are specifically tailored to certain of the current and projected future strengths of the Southern California economy and our customers’ specific needs. We believe each of the members of our management team is an experienced area banker, knowledgeable about the needs of local area businesses and their owners and experienced with the products and services we provide.

We are located in Los Angeles County with over 10 million residents. Cerritos itself has a population of approximately 50,000. Los Angeles County’s economic base is heavily dependent on small- and medium- sized businesses (between $1 and

$25 million in revenues), providing us with a market rich in potential customers. Our loan officers and business development teams specifically target lending opportunities related to these facets of the local area economy.

Our lending strategy focuses on fulfilling the unique and personalized needs of small- and medium- sized businesses, the owners and professionals of those businesses, and the residents of Southern California. In order to fully penetrate our target market and generate the highest return per customer possible, we provide a wide range of lending products, from operating lines of credit, working capital loans, business loans, commercial real estate loans, SBA 504 and 7(a) loans, term loans, loans secured by the cash surrender value of life insurance policies, and equipment financing for Southern California’s business owners and professionals. Based on many years of experience and the expertise of certain members of our Board of Directors of the Company, we have developed a niche in lending to the hospitality industry. We manage our concentration in loans supported by hotels as collateral. Because of our business strategy and the breadth of the Southern California economy, except for the hospitality industry, our loan portfolio is and will likely continue to be widely diversified across industry lines and not concentrated in any one particular business sector.

Our real estate lending is generally related to construction and development or financing of commercial real estate projects. We provide construction financing for one to four-unit residences and commercial development projects, especially medical office buildings, and land loans for projects in the development process, prior to receiving a building permit. We also provide financing for purchase, refinance, or construction of owner-occupied and non-owner occupied commercial real estate properties. Due to our legal lending limits, we sometimes sell participations to other lenders when we originate these loans. We may also participate in these types of loans originated by other lenders.

We obtain deposits from both borrowers and non-borrowing customers. We provide numerous treasury management products and services needed by deposit customers, some of which place deposits with us in excess of the amounts insured by the FDIC. Insurance firms, property management companies, developers, attorneys, accountants and real estate contractors, for example, all have different needs for specialized treasury management services. We work closely with these and other customers to implement sweep, Automated Clearing House, wire, account reconcilement and internet banking services that these customers find appealing. Most of these services are managed by us and supplied under our brand, but provided through third party vendors.

Financial Highlights

The follow are key financial highlights as of and for the three months ended March 31, 2018:

Financial Performance

•
Net income increased 11.9% to $2.4 million or $0.33 per diluted common share for the three months ended March 31, 2018, compared to $2.1 million or $0.30 per diluted common share for the three months ended March 31, 2017.

•
Annualized return on average assets and average equity was 1.06% and 8.86%, respectively, for the three months ended March 31, 2018, compared to 0.98% and 8.21%, respectively, for the comparable 2017 period.

•
Net interest margin was 4.38% for the three months ended March 31, 2018, as compared to 3.61% for the three months ended March 31, 2017. The increase in net interest margin for the three months ended March 31, 2018, compared to the same period in the prior year, was primarily driven by higher average yields on loans and investment securities, along with a lower mix of interest-bearing cash, partially offset by a higher cost of funds.

•
Total gross loans were $793.6 million as of March 31, 2018, an increase of $47.7 million, as compared to December 31, 2017. The increase reflects balanced growth across the Company's commercial real estate and commercial and industrial portfolio, which increased $24.6 million and $31.2 million, respectively.

•
Total deposits were $758.8 million as of March 31, 2018, a decrease of $13.9 million, compared to December 31, 2017. This decrease was primarily attributable to reductions in noninterest-bearing deposit balances associated with our 1031 real estate exchange company customers.

•
Total borrowings were $77.6 million as of March 31, 2018, an increase of $57.2 million, compared to $20.4 million as of December 31, 2017. The increase in borrowings was a result of loan portfolio growth, reductions in total deposits and payment of cash dividends.

•	Total consolidated assets were $947.7 million as of March 31, 2018, compared to $903.8 million at December 31, 2017.

Credit Quality

•
Non-performing assets decreased to $1.1 million, or 0.11% of total assets, as of March 31, 2018, as compared to $1.8 million, or 0.20% of total assets, as of December 31, 2017. The $0.7 million decrease was primarily related to charge-offs during the quarter ended March 31, 2018. Non-performing loans were $1.1 million, or 0.13% of gross loans, as of March 31, 2018, as compared to $1.8 million, or 0.25% of gross loans, as of December 31, 2017.

•
The provision for loan losses was $200 thousand for the three months ended March 31, 2018, as compared to zero for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, compared to the same period of the prior year was primarily attributable to an increase in loans for the three months ended March 31, 2018. For the three months ended March 31, 2018, net charge-offs were $0.7 million, as compared to $76 thousand for the three months ended March 31, 2017.

Capital & Growth Strategy

•
The Bank remains well-capitalized with favorable capital ratios. Total risk-based capital was 14.26% and its Tier 1 common to risk weighted assets ratio was 13.01% as of March 31, 2018. As of December 31, 2017, total risk based capital ratio was 14.72% and its Tier 1 common to risk weighted assets ratio was 13.46%.

•	Cash dividends declared in the first quarter of 2018 and 2017 were $0.20 per common share.

•	We registered our issued and outstanding shares of common stock with the Nasdaq Capital Market and on May 1, 2018, our shares commenced trading under our existing ticker symbol “FCBP”

•
On February 26, 2018, the Company announced that it entered into a merger agreement with Pacific Commerce Bancorp ("PCB"). The merger is an all-stock transaction valued at approximately $119.0 million, or $12.38 per share, based on a closing price of $26.60 for First Choice’s common stock as of April 30, 2018. Refer to Recent Developments and Material Trends- Proposed Merger with Pacific Commerce Bancorp for additional information.

•
On February 27, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million, subject to completion of the merger with PCB.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our consolidated results of operations and our consolidated financial condition. We evaluate the comparative levels and trends of the line items in our consolidated balance sheet and consolidated income statement as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region.

Segment Information

We provide a broad range of financial services to individuals and companies through our branch network. Those services include a wide range of deposit and lending products for businesses and individuals. While our chief decision makers monitor the revenue streams of our various product and service offerings, we manage our operations and review our financial performance on a company-wide basis. Accordingly, we consider all of our operations to be aggregated into one reportable operating segment.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of costs amortized over the expected life of the loans) and fees received on interest-earning assets, including loans and investment securities and dividends on FHLB and other bank stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income has been the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest-earning assets; (b) the costs of our deposits and other funding sources; and (c) our net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) service charges and fees on deposit accounts; (c) net servicing fees; and (d) other noninterest income (loss).

Gain on sale of loans includes origination fees, capitalized servicing rights and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio.

Noninterest Expense. Noninterest expense includes, among other things: (a) salaries and employee benefits; (b) occupancy and equipment expense; (c) professional fees; (d) FDIC insurance and regulatory expenses; (e) loan related expenses; (f) data processing; (g) merger-related and public company registration expenses; and (h) other general and administrative expenses.

Salaries and employee benefits includes compensation, employee benefits and employment tax expenses for our personnel. Loan expenses include third party processing fees for our residential portfolio and loan-related origination expenses. Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory fees. Technology expense includes data processing fees paid to our third-party data processing system provider and other data service providers. Merger costs related to the proposed PCB merger and public company registration costs represent professional fees, registration costs and printing costs incurred by the Company to effect the proposed PCB merger, filings for public company status and registration of the Company’s stock on Nasdaq. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business.

Financial Condition

The primary factors we use to evaluate and manage our consolidated financial condition are asset levels, liquidity, capital and asset quality.

Asset Levels. We manage our asset levels based upon forecasted loan originations to ensure we have the necessary liquidity and capital to meet the required regulatory capital ratios. We evaluate our funding needs by forecasting loan originations and sales of loans.

Liquidity. We manage our liquidity based upon factors that include our amount of custodial and brokered deposits as a percentage of total assets and deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without a material loss on the investment, the amount of cash and cash equivalent securities we hold, the repricing characteristics and maturities of our assets when compared to the repricing characteristics of our liabilities and other factors.

Capital. We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the level and quality of earnings; (d) the risk exposures in our consolidated balance sheet; and (e) other factors. In addition, we have regularly increased our capital through net income less dividends and equity issuances.

Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

Recent Developments and Material Trends

Proposed Merger with Pacific Commerce Bancorp. On February 26, 2018, the Company announced that it entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018, by which PCB will be merged with and into First Choice Bancorp; and PCB’s bank subsidiary, Pacific Commerce Bank, will be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). Under the terms of the merger agreement, each shareholder will receive 0.46531 shares (referred to as the exchange ratio) of First Choice Bancorp for each outstanding share of PCB common stock. The Merger is an all stock transaction valued at approximately $119.0 million, or $12.38 per share, based on a closing price of $26.60 for First Choice’s common stock as of April 30, 2018. The merger agreement is subject to satisfaction of customary closing conditions, including regulatory approvals and approval by both the shareholders of the Company and PCB. PCB’s and the Company’s shareholder meetings are scheduled for June 15, 2018 and June 19, 2018, respectively. The Company expects the transaction to close early in the third quarter of 2018. PCB is headquartered in Los Angeles, California, with $566.0 million in total assets, $422.3 million in gross loans and $492.6 million in total deposits as of March 31, 2018. PCB has six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The transaction will increase First Choice’s total assets to approximately $1.6 billion on a pro forma basis as of March 31, 2018.

Completion of the Merger is conditioned upon the receipt of all required regulatory approvals. On May 10, 2018, the Company was advised by the Federal Deposit Insurance Corporation (the “FDIC”) that the Merger was approved, subject to the completion of certain conditions in the approval order. In addition, the Board of Governors of the Federal Reserve System (the “Board”) has advised the Company that, subject to FDIC approval, the Board has waived the requirement for a separate application. On May 25, 2018, the Commissioner of the California Department of Business Oversight ("CDBO") approved the Merger. All bank regulatory approvals and waivers required in connection with the Merger have now been obtained.

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Federal Reserve began decreasing short-term interest rates, with eleven consecutive decreases totaling 525 basis points between September 2007 and December 2008. Since the recession ended in 2009, the economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved. The Federal Reserve has maintained historically low interest rates since their last decrease in December 2008. Since December 2015, the Federal Reserve raised short-term interest rates six times with 25 basis point increases each time.

Community Banking. We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, increasing regulatory burdens generally, including the continuing implementation of the Dodd-Frank Act and the regulations to be promulgated thereunder, and continuing interest margin compression. We expect that community banks will face increased competition for lower cost capital as a result of regulatory policies that may offer larger financial institutions greater access to government assistance than is available for smaller institutions, including community banks. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise in a good location, and we believe we possess these characteristics. We also believe that increased regulatory burdens will have a significant adverse effect on smaller community banks, which often lack the personnel, experience and technology to efficiently comply with new regulations in a variety of areas in the banking industry, including in the areas of deposits, lending, compensation, information security and overdraft protection. We believe the increased costs to smaller community banks from a more complex regulatory environment, especially those institutions with less than $500 million in total assets but also, to a lesser extent, institutions with between $500 million and $1 billion in total assets, coupled with challenges in the real estate lending area, present attractive acquisition opportunities for larger community banks that have already made significant investments in regulatory compliance and risk management and can acquire and quickly integrate these smaller institutions into their existing platform. Furthermore, we believe that, as a result of our significant operational investments and our experienced banking team that we are well positioned to capitalize on acquisition opportunities of smaller banks which are not prepared to face daunting challenges.

We continue to believe we have significant opportunities for further growth through the hiring of banking professionals from other organizations and organic growth within our existing branch network. We also believe we have the necessary experience, management and infrastructure to take advantage of these growth opportunities.

Regulatory Update. On May 24, 2018, Donald Trump signed a regulatory relief bill that made significant changes to the Dodd-Frank Act. The more significant items impacting the Bank and other community banks are as follows:

•	Made it easier for banks under $10 billion in assets to meet the qualified mortgage status for mortgage loans originated and retained in its portfolio;

•
Under the new law, regulators will create a community bank (assets less than $10 billion) leverage ratio of tangible equity/average assets between 8% and 10%. Banks that maintain a higher capital ratio would automatically be deemed to be in compliance with the capital and leverage requirements. This will allow community banks to escape parts of the more complex Basel III capital requirements;

•	Exempts institutions with less than $10 billion assets and total trading assets and trading liabilities of less than 5% of total assets from the Volker Rule;

•
Extends the regulatory examination cycle to 18 months (from current one year level) for banks with less than $3 billion assets. Previously, only banks with less than $1 billion in assets could have an extended examination cycle;

•
Raises the eligibility for shorter call report forms for institutions to $5 billion of assets from the previous $1 billion threshold. The revised call report can be used in the first and third quarters by well rated community banks below that $5 billion level;

•	Banks that originate less than 500 mortgage loans a year would be exempt from added Home Mortgage Disclosure Act requirements mandated by Dodd-Frank Act;

•
The law provides an exemption from escrow requirements under the truth-in-lending act for certain loans made by institutions with less than $10 billion assets that have originated 1,000 or fewer loans secured by a first lien. It also eases the appraisal requirements in rural areas where appraisers are hard to find;

•
The law has regulatory relief for reciprocal deposits with other banks. A well capitalized bank with a CAMEL rating of 1 or 2 will be able to hold the lesser of $5 billion or 20% of its total liabilities in reciprocal deposits without them being treated as brokered deposits;

•
The law eases capital rules for certain high-volatility commercial real estate (HVCRE) loans. Under the law, a loan does not qualify as a HVCRE if development or construction is complete and cash flow is sufficient to support the debt service and operating expenses to the satisfaction of the lender;

•	Raises the eligibility requirement for using the Board of Governors of the Federal Reserve System's Small Bank Holding Company Policy Statement from $1 billion in assets to $3 billion in assets;

•	Repeals the Department of Labor's fiduciary rule, which aimed to minimize supposedly conflicted investment advice given to retirement savers; and

•	Exempts from stress test requirements entirely banks with under $100 billion in assets.

General and Administrative Expenses Related to Strategic Growth Initiatives. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses as a result of marketing and other administrative expenses to execute our strategic initiatives, costs associated with maintaining a holding company, merger costs related to the proposed PCB merger and public company registration costs, which represent professional fees, registration costs and printing costs incurred by the Company to effect the proposed PCB merger, filings for public company status and registration the Company’s stock on Nasdaq, costs related to the enhancement of internal controls to comply with the Sarbanes-Oxley Act and the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and expenses to hire additional personnel and other costs required to continue our growth, as well as acquisition opportunities, if those should arise.

Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. Our allowance for loan losses as a percentage of total loans decreased at March 31, 2018 to 1.26% from 1.41% as of December 31, 2017. This decrease each year is due to charge-offs of non-performing loans and general improvement in the economy as well as the Company's own loan portfolio performance.

Transaction Account Reserves. Federal Reserve rules require depository institutions to maintain reserves against their transaction accounts, primarily negotiable order of withdrawal (NOW) and regular checking accounts. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Company is in compliance with these requirements.

Information Technology and Cybersecurity. As a financial institution, various information technology and cybersecurity risk factors can adversely affect the Company, including but not limited to security, customer data privacy, reputation, continued operations, and its financial condition. Risk factors come in many forms and may include the following:

Physical and Environmental. Our operations are dependent on our ability to service and protect critical hardware, computer systems, and network infrastructure from damage caused by environmental factors such as power loss, fire, and natural disasters, or physical factors such as physical intrusion and break-ins. The loss of our equipment or the physical breach of the equipment can disrupt our ability to provide services to our customers and function normally. Sustained disruption may lead to our customers losing confidence in our ability to maintain a stable environment.

Disruptions in Communication and Information Systems. When performing banking functions, we rely heavily on various communication methods and information systems. These are integral to our business and our ability to service our customers and process transactions in compliance with internal, legal, and regulatory standards. Major disruptions to these systems can expose the bank to undue liability that result in fees, fines, or loss of business. Additionally, misuse or compromise of our communication methods may result in the intentional or unintentional mishandling or exposure of personal, confidential, or proprietary information being sent to unauthorized third parties resulting in legal liability, remediation costs, reputation damage, and regulatory issues.

Banking Services. The banking services, including internet based, and transaction methods that we offer may inherently subject us to potential fraud, theft, and targeting by bad actors (criminals, hackers, nation states). Bad actors want to exploit banking services to gain access to data or systems that can be used to conduct fraud or to directly steal money. Protection of banking services and transactions is one of the highest priorities for us and failure to do so can result in breach and exposure of customer data, monetary loss, fines, reputation damage and harm to our financial condition.

Third-Party Service Providers. We count on several third parties to provide services for our daily and long-term operations. We select these third-party providers carefully and periodically review them, but we do not control their actions. Problems caused by third-party providers, including disruption to services and communication, breach of contracts or service level agreements, cyber attacks and security breaches, have direct adverse effects to our institution and our ability to deliver services and conduct bank business. Third-Party providers are often seen as an extension of us and their actions or lack thereof may result in litigation, monetary loss, remediation costs, fines and penalties, increases in compliance demands, and reputation damage.

Cyber Attacks and Vulnerabilities. Many U.S. financial institutions and companies are the target of or have experienced cyber attacks including but not limited to distributed denial-of-service attacks, phishing, social engineering, malware, viruses, and ransomware. These attacks can originate from both internally by employees, and externally by bad actors. We are targeted by various cyber attacks but to date, none of these attacks are known to have a material effect on our business or operations. In some cases, vulnerabilities in information technology systems can be a precursor to cyber attacks. Vulnerability management and patching is a necessary part of protecting against cyber attacks, and failure to do so can result in increased exposure to losses due to a cyber breach.

Cybersecurity Landscape. The cybersecurity landscape is constantly evolving and advancing. New types of cyber attacks and vulnerabilities are created every day and we make constant improvement by upgrading systems, installing new software and hardware, and training our employees to be vigilant. We regularly add additional security measures to our computers and network infrastructure to mitigate the possibility of cyber breaches. However, it is nearly impossible to defend against every risk or threat. Sophisticated bad actors, intent on breaching our security, may result in the unauthorized access to our data and or disruption to our operations. Furthermore, we may experience litigation, monetary loss, remediation costs, fines and penalties, increases in compliance demands, and reputation damage because of a security breach.

Restatement of Financial Statements

On February 5, 2018, the Company announced that the Audit Committee of the Board of Directors of the Company, after consultation with management and its independent registered accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2016, and for each of the first three quarters of 2017, were not in compliance with generally accepted accounting principles and would be restated.

The decision to restate these consolidated financial statements was based on the Company’s conclusion that it had been overly conservative in its earnings calculations, primarily as a result of the complex accounting treatment for the Company’s equity compensation plan. In addition, the Company had provided accruals for expenses in years 2014, 2015 and 2016 in anticipation of incurring certain expenses, which expenses, for a number of different reasons, were never incurred. The result was that the Company had over-accrued for expenses. The net after-tax result of the restatement was that the Company earned approximately $1.06 million more in income after taxes than was reported in the consolidated financial statements for the years ended December 31, 2014 through 2016. In each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company had incorrectly accrued for certain expenses resulting in $156 thousand less in income after taxes for the nine months ended September 30, 2017. Refer to Note 2 - Restatement of Previously Issued Financial Statements in the accompanying notes to condensed consolidated financial statements for further information related to the restatement.

Non-GAAP Financial Measures

The following table presents non-GAAP financial measures. These measures are used by management and the Board on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our consolidated financial condition and consolidated results of operations.

The efficiency ratio is a non-GAAP based financial measure. First Choice computes its efficiency ratio by dividing noninterest expense by the sum of net interest income plus noninterest income. This ratio is used to measure the relationship of operating expenses to revenues. The following table presents the computation of the efficiency ratio for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Efficiency Ratio	(dollars in thousands)
Noninterest expense (numerator) (1)	$6,677	$5,507

Net interest income	$9,552	$7,628
Plus: Noninterest income	563	1,471
Total net interest income and noninterest income (denominator)	$10,115	$9,099
Efficiency ratio	66.01%	60.52%
(1) Noninterest expense includes merger-related and public company registration expenses during the three months ended March 31, 2018 and 2017 of $374 thousand and zero, respectively.

Average Balance Sheets

Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table summarizes the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Due from banks	$67,059	$260	1.57%	$101,262	$222	0.89%
Federal funds sold/resale agreements	—	—	N/A	6,573	24	1.48%
Investment securities	39,505	239	2.46%	44,558	255	2.32%
Loans (1)	774,292	10,621	5.56%	701,048	8,474	4.90%
FHLB and other bank stock	3,933	69	7.10%	3,764	89	9.56%
Total interest-earning assets	884,789	11,189	5.13%	857,205	9,064	4.29%

Noninterest-earning assets:
Cash and cash equivalents	6,538			6,091
Allowance for loan losses	(10,395)			(11,648)
Other assets	13,525			13,903
Total assets	$894,457			$865,551

Interest-bearing liabilities:
Interest checking	$191,281	$504	1.07%	$255,932	$687	1.09%
Money market accounts	91,144	164	0.73%	79,223	128	0.66%
Savings accounts	69,611	151	0.88%	91,264	211	0.94%
Time deposits	123,182	449	1.48%	109,861	300	1.11%
Brokered time deposits	52,406	168	1.30%	35,961	108	1.21%
Total interest-bearing deposits	527,624	1,436	1.10%	572,241	1,434	1.02%
FHLB borrowings	47,378	185	1.58%	444	1	0.80%
Federal funds purchased	400	2	2.37%	—	—	—%
Senior secured notes	1,122	13	4.77%	—	—	—%
Other borrowings	36	1	7.80%	57	1	5.93%
Total interest-bearing liabilities	576,560	1,637	1.15%	572,742	1,436	1.02%

Noninterest-bearing liabilities:
Demand deposits	206,752			186,164
Other liabilities	3,756			3,044
Shareholders’ equity	107,389			103,601

Total liabilities and shareholders' equity	$894,457			$865,551

Net interest spread		$9,552	3.98%		$7,628	3.27%
Net interest margin			4.38%			3.61%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $31 thousand and $25 thousand related to the accretion of net deferred loans fees and $(58) thousand and $(434) thousand related to amortization of premiums for the three months ended March 31, 2018 and 2017, respectively.

Rate/Volume Analysis

The volume and interest rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are allocated proportionately based on the amounts of the individual rate and volume changes.

The following table sets forth the dollar amount of changes in interest income and interest expense for rate changes or volume changes:

	Three Months Ended March 31,
	2018			2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$1,057	$1,090	$2,147	$(82)	$(82)	$(164)
Interest on investment securities	(29)	13	(16)	16	(10)	6
Dividends on FHLB and other stock	4	(24)	(20)	11	18	29
Other interest income	(105)	118	13	36	95	131
Change in interest income	927	1,197	2,124	(19)	21	2

Interest expense:
Savings, interest checking and money market accounts	(197)	(10)	(207)	(12)	82	70
Time deposits	93	115	208	22	(27)	(5)
Borrowings	194	6	200	(52)	8	(44)
Change in interest expense	90	111	201	(42)	63	21

Change in net interest income	$837	$1,086	$1,923	$23	$(42)	$(19)

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income was $2.4 million for the three months ended March 31, 2018 compared to $2.1 million for the three months ended March 31, 2017. The $0.3 million or 11.9% increase in net income was primarily a result of a $1.9 million or 25.2% increase in net interest income and reductions in income taxes of $0.6 million or 41.4%, partially offset by a $0.2 million increase in provision for loan losses, a $0.9 million or 61.7% decrease in noninterest income and an increase in noninterest expense of $1.2 million or 21.2% during the three months ended March 31, 2018. During the three months ended March 31, 2018, net interest income grew as a result of higher average loan balances and increased yields on loans, offset by decreased loan sale activity and related gains and higher non-interest expense related to both increased personnel and increased costs for professional fees and merger-related and public company registration expenses in connection with our proposed merger with PCB. Net income was also positively impacted by lower income taxes due to the change in federal income tax rates from 35% to 21% as a result of the passage of the Tax Cuts and Jobs Act of 2017 into legislation in December 2017.

Basic and diluted earnings per share were $0.33 and $0.33, respectively, for the three months ended March 31, 2018. Basic and diluted earnings per share increased $0.03 and $0.03, respectively, from $0.30 and $0.30, respectively for the three months ended March 31, 2017.

Interest Income. Interest income for the three months ended March 31, 2018 increased $2.1 million, or 23.4%, to $11.2 million from $9.1 million for the three months ended March 31, 2017. The increase in interest income was due to increases in interest income on loans based on portfolio growth between periods and increased in yields period over period.

Interest income on cash balances (including federal funds sold and repurchase agreements) increased $14 thousand, or 5.7%, to $260 thousand for the three months ended March 31, 2018 from $246 thousand for the three months ended

March 31, 2017. Average interest-bearing cash balances (comprised of due from banks and federal funds sold) decreased $40.8 million for the three months ended March 31, 2018 to $67.1 million compared to $107.8 million for the three months ended March 31, 2017. Offsetting the decrease in average balance period over period was a 68 basis points increase in average yields on due from banks to 1.57% during the three months ended March 31, 2018 from 0.89% for the three months ended March 31, 2017 as a result of increases in Fed Funds Rates between periods.

Interest income on investment securities decreased $16 thousand, or 6.3%, to $239 thousand for the three months ended March 31, 2018 from $255 thousand for the three months ended March 31, 2017. The decrease in interest income on investment securities was due primarily to the $5.1 million decrease in average investment security balances. Average investment security balances were $39.5 million for the three months ended March 31, 2018 compared to $44.6 million for the three months ended March 31, 2017. The decrease in our average investment security balance was primarily the result of $4.4 million in sales of securities available-for-sale during the second quarter of 2017. The average yield on investment securities increased 14 basis points to 2.46% during the three months ended March 31, 2018 from 2.32% for the three months ended March 31, 2017.

Interest income and fees on loans increased $2.1 million, or 25.3%, to $10.6 million for the three months ended March 31, 2018 from $8.5 million for the three months ended March 31, 2017. The increase in interest income from loans was due primarily to the $73.2 million increase in average loan balances, coupled with an increase in yields between periods. Average loan balances were $774.3 million for the three months ended March 31, 2018 compared to $701.0 million for the three months ended March 31, 2017. The increase in our average loan balance was primarily due to increased loan production in our non-owner occupied commercial real estate, commercial and industrial and SBA portfolios as a result of the strong local economies in which we operate. The average yield on loans increased 66 basis points to 5.56% during the three months ended March 31, 2018 from 4.90% for the three months ended March 31, 2017 as a result of increases by the Federal Reserve in market interest rates as well as shifts in portfolio mix, which have resulted in reductions in average balances of residential real estate loans with offsetting increases in average balances of commercial real estate loans.

Interest Expense. Interest expense for the three months ended March 31, 2018 increased $201 thousand or 14.0% to $1.6 million from $1.4 million during the three months ended March 31, 2017. The increase in interest expense was comprised of decreases in average balances of interest-bearing deposits, offset by an increase in average balance of borrowings, coupled with increases in the cost of overall interest-bearing liabilities.

Interest expense on interest-bearing deposits during the three months ended March 31, 2018 remained consistent with the comparable 2017 period, increasing only $1 thousand to $1.4 million. The average balance of interest-bearing deposits during the three months ended March 31, 2018 decreased $44.6 million, comprised of decreases of $64.7 million in average interest checking balances and $21.7 million in average savings balances, partially offset by increases of $11.9 million in average money market accounts, $13.3 million in average time deposits and $16.4 million in average brokered deposits. The overall cost of interest-bearing deposits increased 8 basis points from 1.02% for the three months ended March 31, 2017 to 1.10% for the three months ended March 31, 2018.

Interest expense on borrowings increased $200 thousand to $202 thousand for the three months ended March 31, 2018 from $2 thousand for the comparable period in 2017. Interest expense on FHLB borrowings increased $184 thousand to $185 thousand for the three months ended March 31, 2018 from $1 thousand for the three months ended March 31, 2017 as a result of increases in the average balance of FHLB borrowings to $47.4 million for the three months ended March 31, 2018 compared to $444 thousand for the three months ended March 31, 2017. The average cost of FHLB borrowings increased 78 basis points to 1.58% during the three months ended March 31, 2018 from 0.80% for the three months ended March 31, 2017. The average balance and average cost of senior secured notes was $1.1 million and 4.77%, respectively, for the three months ended March 31, 2018. There were no balances outstanding on our senior secured notes during the comparable 2017 period. The average balance and average cost of federal funds purchased was $0.4 million and 2.37%, respectively, for the three months ended March 31, 2018. There were no balances related to federal funds purchased during the comparable 2017 period.

Net Interest Income. Net interest income increased $1.9 million, or 25.2%, to $9.6 million for the three months ended March 31, 2018 from $7.6 million for the three months ended March 31, 2017. The increase in net interest income is a result of overall increases in average interest-earning assets and average loan yields which exceeded the increase in interest bearing liability costs between periods. For the three months ended March 31, 2018, average interest-earning assets were

$884.8 million, compared to $857.2 million for the three months ended March 31, 2017. The average yield on interest-earning assets was 5.13% and 4.29% for the three months ended March 31, 2018 and 2017, respectively. In addition, cost of interest-bearing liabilities only increased 13 basis points from 1.02% for the three months ended March 31, 2017 to 1.15% for the three months ended March 31, 2018.

Net interest spread increased 71 basis points for the three months ended March 31, 2018 to 3.98% from 3.27% for the three months ended March 31, 2017 as a result of the 84 basis point increase in yield on average interest-earning assets, partially offset by the 13 basis point increase in the cost of interest-bearing liabilities.

Net interest margin increased 77 basis points for the three months ended March 31, 2018 to 4.38% from 3.61% for the three months ended March 31, 2017 as a result of the $1.9 million increase in net interest income and $27.6 million increase in interest-earning assets.

Provision for Loan Losses. The Company maintains an allowance for loan losses at a level it believes is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The provision for loan losses was $0.2 million for the three months ended March 31, 2018, compared to zero million for the three months ended March 31, 2017. The provision for loan losses during the three months ended March 31, 2018 was primarily a result of continued growth in our loan portfolio.

At March 31, 2018, the allowance for loan losses was $10.0 million, or 1.26% of gross loans, compared to $10.5 million, or 1.41% of gross loans at December 31, 2017. The decrease in the allowance at March 31, 2018 primarily results from the $754 thousand charge-offs of previously identified problem loans.

Noninterest Income. Noninterest income was $0.6 million for the three months ended March 31, 2018, compared to $1.5 million for the three months ended March 31, 2017. The following table shows the components of and changes in noninterest income between periods:

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands)
Gain on sale of loans	$247	$1,190	$(943)	(79.2)%
Service charges and fees on deposit accounts	215	66	149	225.8%
Net servicing fees	153	171	(18)	(10.5)%
Other (loss) income	(52)	44	(96)	(218.2)%
Total noninterest income	$563	$1,471	$(908)	(61.7)%

The $0.9 million or 61.7% decrease in noninterest income is primarily the result of decreases in gain on sale of loans and other income, partially offset by an increase in services charges and fees on deposit accounts during the quarter.

Gain on the sale of loans decreased $0.9 million or 79.2% during the three months ended March 31, 2018. We sold three SBA loans with an unpaid principal balance of $2.7 million, resulting in a gain of $247 thousand for the three months ended March 31, 2018. We sold fifteen SBA loans with an unpaid principal balance of $13.3 million, resulting in a gain of $1.2 million for the three months ended March 31, 2017.

Services charges and fees on deposit accounts increased $149 thousand to $215 thousand during the three months ended March 31, 2018 from $66 thousand during the comparable 2017 period. The change was a result of increases in transaction-based account fees as a result of account analysis fees attributable to increases in average demand deposit balances and fee-based transaction volume between periods. Additionally, the Company continued to build new customer relationships that are taking advantage of our treasury management services.

Net servicing fees are comprised of contractually specified servicing fees, net of amortization of servicing assets. During the three months ended March 31, 2018 and 2017 contractually-specified servicing fees were $318 thousand and $269 thousand, respectively. Offsetting these fees was amortization of servicing assets of $165 thousand and $98 thousand for the three months ended March 31, 2018 and 2017, respectively. The increase in net servicing fees was attributable to an overall increase in our servicing portfolio, which averaged $140.3 million during the three months ended March 31, 2018, compared to $123.0 million for the three months ended March 31, 2017. At March 31, 2018, our servicing portfolio totaled $137.3 million, compared to $140.4 million at December 31, 2017.

Other income (loss) decreased $94 thousand to $(52) thousand for the three months ended March 31, 2018, compared to $44 thousand for the same period in 2017. The decrease between periods is primarily attributable to changes in the fair value of equity securities which resulted in a loss of $66 thousand during the three months ended March 31, 2018, compared to zero in the comparable 2017 period. On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Beginning January 1, 2018, the Company is now required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income.

Noninterest Expense. Noninterest expense was $6.7 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively. The following table shows the components of and change in noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017 (restated(1))	$	%
	(in thousands)
Salaries and employee benefits	$4,116	$3,645	$471	12.9%
Occupancy expenses	348	301	47	15.6%
Professional fees	304	79	225	284.8%
Data processing	421	330	91	27.6%
Equipment expenses	172	180	(8)	(4.4)%
Office expenses	192	161	31	19.3%
Deposit insurance and regulatory assessments	111	107	4	3.7%
Loan related expenses	84	139	(55)	(39.6)%
Customer service expenses	140	144	(4)	(2.8)%
Merger-related and public company registration expenses	374	—	374	N/A
Provision for credit losses - off-balance sheet	53	72	(19)	(26.4)%
Other	362	349	13	3.7%
Total noninterest expense	$6,677	$5,507	$1,170	21.2%

(1)	See Note 2 of the Notes to Unaudited Consolidated Financial Statements for restatement information.

The $1.2 million or 21.2% increase in noninterest expense is primarily a result of increases in salaries and employee benefits, data processing, professional fees and merger-related and public company registration expenses.

Salaries and employee benefits increased $471 thousand or 12.9% to $4.1 million from $3.6 million. The increase is primarily attributable to increases in salaries and stock-based compensation of $351 thousand and $134 thousand, respectively. Salaries and benefits were also impacted by an overall headcount increase between periods of 9.1%. At March 31, 2018 and March 31, 2017, the number of full-time equivalent employees was 108 and 99, respectively.

Professional fees increased $225 thousand or 284.8% to $304 thousand for the three months ended March 31, 2018, compared to $79 thousand for the three months ended March 31, 2017. The increase in professional fees primarily relates to increases in legal, consulting and audit fees and on-going policies and procedures and internal controls enhancements.

Data processing increased $91 thousand or 27.6% to $421 thousand for the three months ended March 31, 2018, compared to $330 thousand for the three months ended March 31, 2017. The increase in data processing primarily relates to increases in transaction volume, strengthening automation and delivering of risk mitigating solutions to improve our customers’ banking experience.

Merger-related and public registration expenses were $374 thousand for the three months ended March 31, 2018, compared to zero in the comparable 2017 period. Merger-related and public registration costs, which represent costs incurred by the Company to effect the proposed merger with PCB (Refer to Note 3 – Business Combination in the accompanying notes to unaudited consolidated financial statements), filings for public company status and registration of the Company’s stock on the Nasdaq stock exchange. These fees and costs are recognized in expense in the period in which the costs are incurred and the services are received. During the three months ended March 31, 2018, merger-related costs include advisory, legal, accounting, valuation and other professional and consulting fees.

Income Taxes. Income tax expense was $0.9 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was 26.5% compared to 40.8% for the three months ended March 31, 2017. The reduction in our effective tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act, which was signed into legislation in December 2017. The Tax Cuts and Jobs Act substantially amended the Internal Revenue Code and reduced the corporate Federal income tax rate from 35% to 21% beginning in 2018. As of March 31, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018.

Comparison of Financial Condition at March 31, 2018 December 31, 2017

General. Total assets at March 31, 2018 were $947.7 million, an increase of $43.9 million, or 4.9%, from $903.8 million at December 31, 2017. This increase is primarily due to the $48.2 million or 6.6% increase in loans receivable, net to $779.4 million at March 31, 2018 from $731.2 million at December 31, 2017.

Total liabilities at March 31, 2018 were $841.2 million, an increase of $43.1 million, or 5.4%, from $798.1 million at December 31, 2017. This increase is primarily due to increases in FHLB borrowings and federal funds purchased of $37.0 million and $18.0 million, respectively, offset by a decrease in deposits of $13.9 million or 1.8%. Additionally, senior secured notes increased $2.2 million to $2.6 million at March 31, 2018. The increase in senior secured notes is primarily attributable to additional borrowings by First Choice Bancorp used to pay dividends, operational costs, and merger-related and public company registration expenses during the first quarter of 2018.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash, due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents decreased $3.1 million to $100.1 million at March 31, 2018 from $103.1 million at December 31, 2017. The decrease in cash and cash equivalents was primarily attributable to the $4.5 million decrease in interest-bearing deposits at other banks, which totaled $93.2 million at March 31, 2018, compared to $97.7 million at December 31, 2017.

Investment Securities

Securities held-to-maturity are reported at cost, adjusted for premiums and discounts when management has the positive intent and ability to hold the securities to maturity. Investments not classified as trading securities nor as held to maturity securities are classified as securities available-for-sale and recorded at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income and reported net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on securities held-to-maturity and securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	March 31, 2018		December 31, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$7,990	25.7%	$8,496	24.3%
Collateralized mortgage obligations	13,005	41.9%	13,659	39.0%
SBA pools	10,050	32.4%	10,305	29.4%
Mutual fund investment	—	—%	2,542	7.3%
	$31,045	100.0%	$35,002	100.0%

	March 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$3,276	61.9%	$3,273	61.8%
Mortgage-backed securities	2,016	38.1%	2,027	38.2%
	$5,292	100.0%	$5,300	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2018:

	March 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$—	$—	$—	$7,990	$7,990
Collateralized mortgage obligations	—	—	—	13,005	13,005
SBA pools	—	—	—	10,050	10,050
	$—	$—	$—	$31,045	$31,045
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.35%	2.35%
Collateralized mortgage obligations	—%	—%	—%	2.34%	2.34%
SBA pools	—%	—%	—%	2.46%	2.46%
	—%	—%	—%	2.38%	2.38%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

	March 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$—	$—	$3,276	$—	$3,276
Mortgage-backed securities	—	—	—	2,016	2,016
	$—	$—	$3,276	$2,016	$5,292
Weighted average yield:
U.S. Government and agency securities	—%	—%	2.06%	—%	2.06%
Mortgage-backed securities	—%	—%	—%	2.80%	2.80%
	—%	—%	2.06%	2.80%	2.33%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At March 31, 2018, we held investment securities issued by Fannie Mae whose market value represented approximately 15.2% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at March 31, 2018. At March 31, 2018, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as collateral for a $4.9 million line of credit. There were no borrowings under this line of credit for the three months ended March 31, 2018.

Loans. Loans are the single largest contributor to our net income. At March 31, 2018, loans held for investment, net totaled $779.4 million. It is our goal to continue to grow the balance sheet through the origination and acquisition of high quality loans. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and proper loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Continued balanced growth is anticipated over the coming years. The following table shows the composition of our loan portfolio as of the date indicated:

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Construction and land development	$113,481	14.3%	$115,427	15.5%
Real estate:
Residential	57,234	7.2%	62,719	8.4%
Commercial real estate - owner occupied	63,832	8.0%	53,106	7.1%
Commercial real estate - non-owner occupied	265,961	33.5%	252,114	33.8%
Commercial and industrial	200,339	25.3%	169,184	22.7%
SBA loans	91,887	11.6%	92,509	12.4%
Consumer	848	0.1%	828	0.1%
Gross loans	$793,582	100%	$745,887	100%
Deferred loan fees, net of costs	(469)		(400)
Net discounts	(3,683)		(3,774)
Allowance for loan losses	(10,010)		(10,497)
Loans receivable, net	$779,420		$731,216

Loans receivable, net increased $48.2 million, or 6.6% at March 31, 2018 to $779.4 million, compared to $731.2 at December 31, 2017. The increases in our total loan portfolio are comprised of changes in the following principal categories discussed below:

Construction and land development loans. We provide construction financing for one to four-unit residences and commercial development projects, especially medical office buildings, and land loans for projects in the development process, prior to receiving a building permit. We also provide financing for purchase, refinance, or construction of owner-occupied and non-owner occupied commercial real estate properties.

Construction and land development loans decreased $1.9 million or 1.7% to $113.5 million at March 31, 2018 from $115.4 million at December 31, 2017. At March 31, 2018 and December 31, 2017, construction and land development loans comprised 14.3% and 15.5%, respectively, of our total loan portfolio.

Real estate loans - residential. Residential loans include loans originated or purchased within the marketplace from unaffiliated third parties. Residential real estate loans decreased $5.5 million or 8.7% to $57.2 million at March 31, 2018 from $62.7 million at December 31, 2017 and represented 7.2% and 8.4%, respectively, of our total loan portfolio. The decrease during the three months ended March 31, 2018 was a result of prepayments and maturities within the portfolio.

Commercial real estate loans. We provide financing for the purchase or refinance of owner-occupied and non-owner-occupied commercial real estate. These loans are typically secured by first mortgages. At March 31, 2018 and December 31, 2017, commercial real estate loans, both owner-occupied and non-owner-occupied, totaled $329.8 million and $305.2 million, respectively. The $24.6 million or 8.1% increase in commercial real estate loans during the three months ended March 31, 2018 was comprised of increases in loan balances in various property types, including office buildings, multi-family residential properties, industrial warehouses, and car washes and gas stations.

Our single largest concentration of CRE loans is to hospitality owners, which comprised 23.6% and 26.1% of total commercial real estate loans at March 31, 2018 and December 31, 2017, respectively. Because some of the members of our Board of Directors are active in the hospitality sector, we have had many opportunities to provide financing on hotel properties. These are not loans to any of our board members, nor to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans measured against our risk-based capital are reported to our Board of Directors monthly.

Commercial and industrial loans. Commercial lending activity is directed principally toward businesses whose demand for funds falls within our legal lending limit. Our primary business focus is companies which are manufacturers, wholesalers, distributors, services companies and professionals. Our typical customers are businesses whose annual revenue is between $1 million to $50 million. These loans include lines of credit, term loans, equipment financing, letters of credit, and working capital loans. We make loans to borrowers secured by accounts receivable and inventory managed against a borrowing base.

Commercial and industrial loans increased $31.2 million or 18.4% to $200.3 million at March 31, 2018 from $169.2 million at December 31, 2017. The increase is due to overall increases in our lending activity during the first quarter of 2018. At March 31, 2018 and December 31, 2017, commercial and industrial loans comprised 25.3% and 22.7%, respectively, of our total loan portfolio.

We make loans to businesses that provide funding for executive retirement programs for the businesses. These loans are frequently secured to at least 90% and often well above that level by cash equivalent collateral; typically the cash surrender value, also known as CSV, of one or more life insurance policies. These loans represent our largest concentration within commercial and industrial loan portfolio. We manage these loans individually against our house limit ($10 million) and lending limit (150% of risk-based capital). Our Board or Directors also receives quarterly reports of the level of concentration of any single insurance company’s CSV as collateral. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to either pledge additional collateral; substitute the policy from another insurer; or have a reduction in the advance rate of the loan to a lower loan to cash surrender value ratio. These loans totaled $35.0 million and $32.8 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balance to aggregate cash surrender value for this portfolio totaled 94.0% and 88.1%, respectively.

Small Business Administration (SBA) loans. We offer small business loans through the SBA’s 7(a) program. We originate and service, as well as sell the guaranteed portion of these loans. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. At March 31, 2018, SBA 7(a) loans totaled $56.2 million, a decrease of $274 thousand or 0.49% from $56.5 million at December 31, 2017. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. At March 31, 2018, SBA 504 loans totaled $35.7 million, a decrease of $348 thousand or 0.96% from $36.0 million at December 31, 2017.

We typically retain the entire SBA 504 loans we originate and sell in the secondary market the SBA-guaranteed portion of the SBA (7a) loans (generally 75% of the principal balance) of the loans we originate. Consideration for the sales includes the cash received as well as the related servicing rights asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. During the three months ended March 31, 2018 and 2017, we originated $3.2 million and $15.7 million, respectively, of SBA 7(a) loans and zero and $9.6 million, respectively, of SBA 504 loans. We sold $2.7 million and $13.3 million of SBA 7(a) loans for the three months ended March 31, 2018 and 2017, respectively.

Capitalized servicing rights as of March 31, 2018 totaled $2.5 million, compared to $2.6 million as of December 31, 2017, and are classified as servicing assets, net, on the consolidated balance sheets. SBA loans serviced for others totaled $137.3 million at March 31, 2018 and $140.4 million at December 31, 2017. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

As of March 31, 2018 our SBA portfolio totaled $91.9 million of which $11.6 million is guaranteed by the SBA and $80.3 million is unguaranteed. Of the $80.3 million unguaranteed SBA portfolio, $75.3 million is secured by real estate and land and $5.0 million is unsecured or secured by business assets. As of December 31, 2017, our SBA portfolio totaled $92.5 million of which $10.9 million is guaranteed by the SBA and $81.6 million is unguaranteed. Of the $81.6 million unguaranteed SBA portfolio, $76.8 million is secured by commercial real estate and $4.9 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of March 31, 2018, $29.1 million or 36.3% of $80.3 million unguaranteed SBA loans are secured by industrial/warehouse; $24.7 million or 30.8% by hospitality properties; and, $26.5 million or 33.0% by other real estate types.

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at March 31, 2018:

	March 31, 2018
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(in thousands)
Construction and land development	$341	$49,915	$1,583	$48,159	$—	$13,483	$113,481
Real estate:
Residential	—	—	—	—	2,144	55,090	57,234
Commercial real estate - owner occupied	3,277	2,801	6,499	13,073	8,347	29,835	63,832
Commercial real estate - non-owner occupied	15,425	17,948	42,529	60,677	11,306	118,076	265,961
Commercial and industrial	4,824	46,321	13,361	61,873	10,479	63,481	200,339
SBA loans	—	9,569	1,989	3,087	5,328	71,914	91,887
Consumer & other	—	848	—	—	—	—	848
	$23,867	$127,402	$65,961	$186,869	$37,604	$351,879	$793,582

Commercial Real Estate Concentration. Under a 2006 Interagency Guidance issued by the federal banking regulatory agencies, a limitation of 300% of total risk-based capital was established for commercial real estate loans, including multi-family and non-farm nonresidential property and loans for construction and land development. In addition, a limitation of 100% of total risk-based capital was established for construction and land development loans. An institution exceeding the thresholds should have heightened risk management practices appropriate to the degree of commercial real estate loan concentration risk of these loans in their portfolios and consistent with the Interagency Guidance. We believe we are in compliance with the Interagency Guidance, because we have heightened risk management practices for our commercial real estate portfolio, including our construction and land development loans. Quarterly, we stress test our CRE portfolios as part of our risk management practices.

As of March 31, 2018 and December 31, 2017, loans secured by non-owner occupied commercial real estate represented 308% and 309%, respectively, of our total risk-based capital (as defined by the federal bank regulators). Our internal policy is to limit non-owner occupied commercial real estate to 350% of risk-based capital. In addition, as of March 31, 2018 and December 31, 2017, loans secured by commercial real estate under construction and land development represented 94.9% and 99.1%, respectively, of our total risk based capital. Our internal policy is to limit loan secured by commercial real estate construction and land development to 150% of risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, as of March 31, 2018 and December 31, 2017, hospitality loans represented approximately 92% and 97.1%, respectively, of our risk based capital. We have historically provided loans to borrowers in the hospitality industry. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital, and we attempt to meet this guidance by participating certain hospitality loans to other lenders.

Most of our real property collateral is located within Southern California. In the past, particularly in the recession of 2007-2009, there has been a significant decline in real estate values in many parts of California, including certain parts of our service areas. If this were to happen again, the collateral for our loans may provide less security than when the loans were originated. A decline in real estate values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in real estate values. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in our provision for loan losses.

Our commercial and industrial loan portfolio was $200.3 million and $169.2 million at March 31, 2018 and December 31, 2017, respectively, comprising 25.3% and 22.7%, respectively, of total loans. Commercial and industrial loans often carry larger loan balances and can involve a greater degree of financial and credit risks. Any significant failure to pay on time by our customers would impact our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of the loan balances, the effects of general economic conditions on the underlying businesses, and the increased difficulty of evaluating and monitoring these types of loans.

The repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

The Board of Directors has approved concentration levels (as a percentage of capital) for various loan types based on our business plan and historical loss experience. On a quarterly basis, management provides a loan concentration report to the board with information relating to concentrations. Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

Problem Loans. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass represent assets with a level of credit quality which contain no well-defined deficiency or weakness.

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

The following tables present the unpaid principal balances of potential problem loans, defined as loans classified as special mention or substandard, at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$5,945	$4,761	$—	$10,706
Substandard	—	—	—	—	111	1,464	—	1,575
Total	$—	$—	$—	$—	$6,056	$6,225	$—	$12,281

(1)	At March 31, 2018, substandard loans include $1.1 million of impaired loans.

	December 31, 2017
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$6,871	$4,130	$—	$11,001
Substandard	—	—	—	—	634	1,726	—	2,360
Total	$—	$—	$—	$—	$7,505	$5,856	$—	$13,361

(1)	At December 31, 2017, substandard loans include $1.8 million of impaired loans.

Nonperforming Assets. Nonperforming assets are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and performing troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure. The table below reflects the composition of non-performing assets:

	March 31, 2018	December 31, 2017
	(in thousands)
Accruing loans past due 90 days or more	$—	$—
Non-accrual	—	—
Troubled debt restructurings on non-accrual	1,061	1,834
Total nonperforming loans	1,061	1,834
Foreclosed assets	—	—
Total nonperforming assets	$1,061	$1,834
Troubled debt restructurings - on accrual	$—	$—

Nonperforming loans as a percentage of gross loans	0.13%	0.25%
Nonperforming assets as a percentage of total assets	0.11%	0.20%

At March 31, 2018, one TDR with an unpaid principal balance and carrying value of $390 thousand and $121 thousand, respectively, was not performing in accordance with its restructured terms. At December 31, 2017, all TDRs were performing in accordance with their restructured terms.

The following table shows our nonperforming loans among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. The balances of nonperforming loans reflect our net investment in these assets.

	March 31, 2018	December 31, 2017
Nonaccrual loans:	(in thousands)
Construction and land development	$—	$—
Real estate:
Residential	—	—
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Commercial and industrial	111	634
SBA loans	950	1,200
Consumer	—	—
Total nonperforming loans	$1,061	$1,834

Troubled Debt Restructurings. At March 31, 2018 and December 31, 2017, the Company had approximately $1.1 million and $1.8 million, respectively, in recorded investment in loans identified as TDRs and had allocated approximately zero and $504 thousand, respectively, as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. There were no loan modifications resulting in TDR status for the three months ended March 31, 2018 and 2017.

Allowance for Loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each loan portfolio segment.

The Company determines a separate allowance for each loan portfolio segment. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment or peer group historical data, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by the Company include construction and land development, residential and commercial real estate, commercial and industrial, SBA loans, and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios, collateral type, borrower financial performance, credit scores, and debt-to-income ratios for consumer loans.

The table below presents a summary of activity in our allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$10,497	$11,599
Charge-offs:
Construction and land development	—	—
Real estate:
Residential	—	—
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Commercial and industrial	(514)	—
SBA loans	(240)	(76)
Consumer	—	—
	(754)	(76)
Recoveries:
Construction and land development	—	—
Real estate:
Residential	—	—
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Commercial and industrial	67	—
SBA loans	—	—
Consumer	—	—
	67	—
Net charge-offs	(687)	(76)
Provision for loan losses	200	—
Balance, end of period	$10,010	$11,523

Gross loans outstanding	$793,582	$737,286
Average loans outstanding	$774,292	$701,048

Allowance for loan losses as a percentage of gross loans	1.26%	1.56%
Ratio of net charge-offs to average loans	0.09%	0.01%

The following table shows the allocation of the allowance for loan losses by loan type:

	March 31, 2018		December 31, 2017
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(in thousands)
Construction and land development	$1,207	14.3%	$1,597	15.5%
Real estate:
Residential	454	7.2%	375	8.4%
Commercial real estate - owner occupied	637	8.0%	655	7.1%
Commercial real estate - non-owner occupied	2,749	33.5%	3,136	33.8%
Commercial and industrial	3,689	25.3%	3,232	22.7%
SBA loans	1,264	11.6%	1,494	12.4%
Consumer	10	0.1%	8	0.1%
	$10,010	100.0%	$10,497	100.0%

Loan Held for Sale. Loans held for sale typically consist of commercial real estate loans, SBA 504 loans and the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market. Loans held for sale are carried at the lower of carrying value or estimated market value. At March 31, 2018, loans held for sale were $11.5 million, an increase of $0.9 million from $10.6 million at December 31, 2017. At both March 31, 2018 and December 31, 2017, loans held for sale consisted entirely of SBA 7a loans. At March 31, 2018 and December 31, 2017, the fair value of loans held for sale totaled $12.2 million and $11.5 million, respectively. The increase in loans held for sale was primarily attributable to the origination of $3.6 million in loans, offset by the sale of $2.7 million in loans during the quarter.

Deposits. Total deposits decreased $13.9 million, or 1.8%, to $758.8 million at March 31, 2018 from $772.7 million at December 31, 2017. Noninterest-bearing demand deposits decreased $38.1 million, or 16.2% to $197.5 million at March 31, 2018 from $235.6 million at December 31, 2017 as increases in interest rates have depositors moving balances to higher interest-yielding deposit products. Interest-bearing money market, interest checking and savings deposits decreased $19.6 million, or 5.3%, to $352.6 million at March 31, 2018 from $372.2 million at December 31, 2017. Offsetting these decreases was a $43.8 million or 26.6% increase in higher yielding time deposits to $208.7 million at March 31, 2018 from $164.9 million at December 31, 2017. During the three months ended March 31, 2018, the Company focused on increasing time deposits in order to extend the duration of our deposits in anticipation of rising short-term rates. Extending the duration of deposits helps to mitigate increased deposit costs if the Federal Reserve continues to raise short-term interest rates.

The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of March 31, 2018, deposit balances under this program totaled $40 million. In connection with our participation in this program, $44 million in loans pledged with the FHLB serve as collateral for $44 million in letters of credit issued by FHLB as collateral for the state public deposits.

Time deposits include brokered deposits of $51.4 million and $52.6 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the $51.4 million in brokered deposits had a weighted average maturity of 2.6 years. At March 31, 2018 and December 31, 2017, the weighted average yield on brokered deposits was 1.32% and 1.32%, respectively. The Bank has an option to call and repay the deposits if rates for newly issued deposits should be lower, or if the Bank no longer has a need for this funding.

The following table presents the ending balance of deposits and the average rate as of the periods indicated:

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(in thousands)
Noninterest-bearing demand	$197,503	—%	$235,584	—%
Interest-bearing deposits:
Interest checking	175,086	1.11%	200,587	1.05%
Money market	117,587	0.91%	95,598	0.76%
Savings	59,919	0.87%	76,024	0.90%
Time deposits	157,312	1.64%	112,248	1.31%
Brokered time deposits	51,394	1.32%	52,638	1.30%
	$758,801		$772,679

The following table shows time deposits greater than $250,000 by time remaining until maturity:

March 31, 2018
(in thousands)
Three months or less	$41,900
Over three months through six months	15,404
Over six months through twelve months	16,900
Over twelve months	32,514
$106,718

Federal Home Loan Bank Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB borrowings increased $37.0 million to $57.0 million at March 31, 2018 from $20.0 million at December 31, 2017. At March 31, 2018, The Company had financing availability with the FHLB of San Francisco in which it can borrow an additional $124.9 million. During the three months ended March 31, 2018, we borrowed $57.0 million and repaid $20.0 million under this line. At March 31, 2018, total FHLB borrowings were $57.0 million and the Company has pledged loans in the amount of $680.3 million as collateral for this line.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
FHLB advances:
Average amount outstanding during the period	$47,378	$444
Maximum month-ending amount outstanding during the period	77,000	40,000
Balance, end of period	57,000	40,000
Interest rate, end of period	1.87%	0.80%
Weighted average interest rate during the period	1.58%	0.80%

Senior Secured Notes

On December 22, 2017, First Choice Bancorp entered into a loan agreement with another bank to borrow up to $10 million. One of our executives is also a member of the lending bank's board of directors. This facility is secured by 100% of the common stock of First Choice Bank and bears interest, due quarterly, at a rate of U.S. Prime plus 0.25% and matures on

December 22, 2019 (“Maturity Date”). The terms of the loan agreement require First Choice Bank to maintain minimum capital ratios, a minimum return on average assets, certain minimum loan and asset ratios and other covenants, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 11.0% and $90.0 million, (iii) total capital ratio greater than or equal to 12.0%, (iv) CET1 capital ratio greater than or equal to 11.0%, (v) return on average assets greater than or equal to 0.85%, (vi) total loans to total assets less than or equal to 85.0% and (vii) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

Upon maturity, First Choice Bancorp will pay a lookback fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn on December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date. On February 27, 2018, First Choice Bancorp received approval increasing the available credit under this facility from $10.0 million to $25.0 million, subject to completion of the merger with PCB.

At March 31, 2018, the outstanding balance under the facility totaled $2.6 million and the interest rate was 5.00%. The weighted average interest rate during the three months ended March 31, 2018 was 4.77%. At March 31, 2018, the Company was in compliance with all loan covenants on the facility.

Federal Funds Purchased

The Company may borrow up to $42.0 million overnight on an unsecured basis from three of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $18.0 million and zero at March 31, 2018 or December 31, 2017, respectively. The weighted average interest rate as of and for the three months then ended March 31, 2018 was 2.37% and 2.37%, respectively.

Other Borrowings

As of March 31, 2018, the Company had borrowing capacity of approximately $4.9 million with the Federal Reserve Bank discount window. The Company had pledged securities held-to-maturity in the amount of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of March 31, 2018 and December 31, 2017.

Shareholders’ Equity
Total shareholders’ equity increased $0.8 million, or 0.7%, to $106.5 million at March 31, 2018 from $105.7 million at December 31, 2017. The increase in total shareholders’ equity is primarily attributable to $2.4 million in net earnings and $0.5 million in share-based compensation, partially offset by $1.5 million in cash dividends and $0.3 million in repurchased shares during the three months ended March 31, 2018.

Summary of Critical Accounting Policies

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our consolidated financial statements. Our significant policies relate to the allowance for credit losses on loans held for investment, loan sales and servicing of financial assets and fair value measurements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2017 annual report included in our Form S-4 filing with the SEC on April 25, 2018. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2018.

Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

Recent Accounting Guidance Not Yet Effective

The impact that recently issued accounting standards will have on our consolidated financial statements is contained in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Guidance Not Yet Effective in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss or reduced earnings due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have historically experienced positive loan growth and therefore maintains the majority of our investments portfolio in cash equivalent assets. Market risk may include more than one type of risk and can quickly impact our earnings and the economic value of the Company's assets, liabilities, and off-balance sheet items.

Interest Rate Risk. Our primary market risk is interest rate risk. Interest rate risk results when our interest-earning assets and interest-bearing liabilities reprice or mature on a different basis and frequency. Interest rate risk also arises when our asset, liabilities and off-balance sheet contracts, such as loan commitments, react differently to changes in interest rates. We may experience interest rate risk based on shifts in the timing or maturity of assets and liabilities from loan prepayments, securities prepayments and calls and deposit withdrawal options. Interest rates may also affect loan demand, credit losses, origination volume and other items affecting earnings. The fed funds target rate is the single most influential rate for triggering balance sheet repricing. Significant volumes of assets and liabilities are indexed to fed funds target, prime rate or LIBOR, and the movement in these instruments initiates a chain-reaction of balance sheet repricing.

We are also exposed to interest rate risk through our SBA lending activities, in which we sell the guaranteed portion of SBA loans and retain the unguaranteed portion and related servicing rights. Our SBA loan portfolio is comprised primarily of SBA 504 loans and SBA 7(a) loans, which are often adjustable loans tied to prime rates. Our SBA portfolio reacts differently when interest rates rise than our other non-guaranteed portfolios. Generally, when interest rates rise, prepayments within our SBA portfolio tend to increase.

Since our earnings are primarily dependent on our ability to generate net interest income we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Our Board of Directors review the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured its interest rate risk, mitigated its exposures appropriately and residual risk is acceptable. In addition to its annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.

Interest rate risk is defined as the sensitivity of our economic value of equity (“EVE”) and net interest income (“NII”) to changes in interest rates. Management of interest rate risk is to limit the change in its EVE and NII from adverse changes in interest rates within constraints of cost, liquidity and capital.

Economic Value of Equity

Economic value of equity risk is calculated by taking the change in the present value of all assets and subtracting the change in present value of all liabilities. Companies with higher percentages of fixed-rate assets or fewer core deposits are generally exposed to rising interest rates on a present value basis because the loss in value of assets is greater than the present value gain in liabilities. Companies with fewer fixed-rate assets or higher percentages of core deposits generally see the EVE increase when rates rise because liabilities gain more in value than assets lose in value. EVE is often referred to as the portfolio equity or liquidation value because the methodology does not consider the repricing nature of balance sheet instruments.

The change in EVE is compared to a percentage of equity capital for determining compliance. The change in economic value is different for rising and declining interest rates because of balance sheet optionality, primarily related to loan prepayments, securities cash flow behaviors and other major factors.

The following table presents estimated changes in portfolio equity using a base market interest rate and changes to this base scenario given an immediate and sustained upward movement in interest rates of 100, 200 and 300 basis points and an immediate and sustained downward movement in interest rates of 100 and 200 basis points at March 31, 2018.

Market Value of Portfolio Equity
March 31, 2018

	Market Value	Percentage of Change From Base Case	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$156,194	3.1%	0.5%	4.3%
Up 200 basis points	$155,281	2.5%	0.4%	3.4%
Up 100 basis points	$153,877	1.5%	0.2%	2.1%
Base	$151,558	—	—	—
Down 100 basis points	$147,436	(2.7)%	(0.4)%	(3.8)%
Down 200 basis points	$147,290	(2.8)%	(0.4)%	(3.9)%

Net Interest Income Sensitivity

Net interest income is our most significant component of earnings. When net interest income follows the direction of interest rates, the Company is considered “asset-sensitive.” For asset-sensitive banks, net interest income will increase when interest rates increase and decrease when interest rates decline. If net interest income does not follow the direction of interest rates, the Company is considered “liability-sensitive.” For liability-sensitive banks, net interest income will increase when interest rates decline and decrease when interest rates increase. As of March 31, 2018, we are considered "asset-sensitive" as increases in interest rates will positively affect our net interest income.

We project net interest income using full income simulation approach. First, rate sensitive assets and rate sensitive liabilities are segregated in their respective repricing intervals to determine the cash flows. Next, certain assumptions are assigned to the rate sensitive instruments to determine how management will likely reprice them. Management often will reprice assets and liabilities differently depending on the direction of interest rates. For example, management may lag deposit rates in rising rate environments but quickly lower them in declining rate environments. The last major component of income simulation is to consider the timing of the repricing instruments. Instruments reprice at various times through the simulation horizon.

The change in net interest income is compared to limits established by our Board of Directors. The model uses the fed funds target rate for the driver rate. The target rate is shocked up and down by various basis point levels to simulate both minor and major target rate changes.

The following table presents estimated changes in net interest income using a base market interest rate and changes to this base scenario given shifts in interest rates on an instantaneous and sustained basis.

Sensitivity of Net Interest Income
March 31, 2018

	Adjusted Net Interest Income	Percentage Change From Base Case	Net Interest Margin Percentage	Net Interest Margin Change
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$47,981	19.00%	5.04%	18.59%
Up 200 basis points	$45,529	12.92%	4.79%	12.71%
Up 100 basis points	$42,988	6.62%	4.52%	6.35%
Base	$40,320	—	4.25%	—
Down 100 basis points	$36,899	(8.48)%	3.89%	(8.47)%
Down 200 basis points	$34,572	(14.26)%	3.65%	(14.12)%

Liquidity and Capital Resources

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for client credit needs, and to take advantage of investment opportunities as they are presented in the market place. We believe that the Company currently has the ability to generate sufficient liquidity from its operating activities to meet its funding requirements. As a result of our growth, we may need to acquire additional liquidity to fund our activities in the future.

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include borrowing capacity under a $10 million line of credit from another bank in which one of the executives of the Company is also a member of the lending bank’s board of directors, intercompany tax payments from the Bank, and our ability to raise capital, issue subordinated debt, and secure outside borrowings. Our ability to declare dividends depends upon cash on hand as supplemented by dividends from First Choice Bank. First Choice Bank’s dividend practices in turn depends upon its earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors (refer to the Regulatory Capital section below for a discussion of dividend limitations at both the holding company and bank).

On February 27, 2018, First Choice Bancorp received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million, subject to completion of the merger with PCB. We believe the available liquidity under the Company's senior secured notes will be sufficient to fund the holding company's cash flow needs over the next 12 months.

Our ability to pay dividends is also limited by state law. California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the value of the company’s assets would equal or exceed the sum of its total liabilities.

Consolidated Company Liquidity

Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds and repos, and interest bearing deposits, other investments with a remaining maturity of one year or less, and available-for-sale and equity securities plus held-to-maturity securities and loans held for sale) divided by total assets. Using this definition at March 31, 2018, our liquidity ratio was 15.87%. Our current policy requires that we maintain a liquidity ratio of at least 15% measured monthly.

Our objective is to ensure adequate liquidity at all times by maintaining liquid assets and by being able to raise deposits. Having too little liquidity can present difficulties in meeting commitments to fund loans or honor deposit withdrawals. Having too much liquidity can result in lower income because liquid assets generally yield less than long-term assets. A proper balance is the goal of management and the Board of Directors, as administered by various policies and guidelines.

Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $3.0 million and $4.8 million, respectively. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash used in investment activities for the three months ended March 31, 2018 and 2017 was $47.7 million and $44.7 million, respectively. During the three months ended March 31, 2018, the primary components of cash flows used in investing activities was our net change in loans, which totaled $48.5 million. During the three months ended March 31, 2017, the primary driver of cash flows used in investing activities was purchases of securities available for sale of $5.0 million and a net increase in loans of $40.8 million.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $41.6 million and $49.6 million, respectively. For the three months ended March 31, 2018, cash provided by financing activities primarily results from a $37.0 million increase in FHLB borrowings, $18.0 million increase in federal funds purchased, $2.2 million increase in senior secured notes, offset by a $13.9 million decrease in deposits and $1.5 million in cash dividends paid. For the three months ended March 31, 2017, cash provided by financing activities primarily came from a $10.9 million increase in deposits and $40.0 million increase in FHLB borrowings, offset by $1.4 million in cash dividends paid.

Additional sources of liquidity available to us at March 31, 2018 include $124.9 million in financing availability with the FHLB (secured by $680.3 million in loans), $4.9 million in borrowing capacity at the discount window with the Federal Reserve Bank (secured by $5.3 million in securities held-to-maturity), and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $24.0 million.

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity levels. We expect to maintain adequate liquidity levels through profitability, loan payoffs, securities repayments and maturities, and continued deposit gathering activities. We also have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Contractual Obligations. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of March 31, 2018.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(in thousands)
Deposits without a stated maturity	$550,095	$550,095	$—	$—	$—
Time deposits	208,706	121,589	58,782	26,730	1,605
FHLB advances	57,000	57,000	—	—	—
Federal funds purchased	18,000	18,000	—	—	—
Senior secured revolving facility	2,550	—	2,550	—	—
Operating lease obligations	2,814	1,017	1,470	327	—
	$839,165	$747,701	$62,802	$27,057	$1,605

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. These transactions generally take the form of loan commitments, unused lines of credit and standby letters of credit.

At March 31, 2018, we had unused loan commitments of $234.6 million and standby letters of credit of $1.3 million. At December 31, 2017, we had unused loan commitments of $237.4 million and standby letters of credit of $1.0 million.

The Company qualifies to participate in a state public deposit program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of March 31, 2018, deposit balances under this program totaled $40 million. In connection with our participation in this program, we pledged $44 million in loans with the FHLB that serve as collateral for $44 million in letters of credit issued by FHLB to guarantee the state public deposits.

Regulatory Capital. First Choice Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules”. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by January 1, 2019. The capital conservation buffer during the first quarter of 2018 was 1.875%. The net unrealized gain or loss on investment securities available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of March 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the actual capital ratios for the Bank:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Plus Capital Conservation Buffer Phase-In (1)	For Well Capitalized Requirement	Plus Capital Conservation Buffer Fully Phased-In
March 31, 2018:
Total Capital (to Risk-Weighted Assets)	14.26%	8.00%	9.875%	10.00%	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	13.01%	6.00%	7.875%	8.00%	8.50%
CET1 Capital (to Risk-Weighted Assets)	13.01%	4.50%	6.375%	6.50%	7.00%
Tier 1 Capital (to Average Assets)	12.19%	4.00%	4.000%	5.00%	4.00%

December 31, 2017:
Total Capital (to Risk-Weighted Assets)	14.72%	8.00%	9.250%	10.00%	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	13.46%	6.00%	7.250%	8.00%	8.50%
CET1 Capital (to Risk-Weighted Assets)	13.46%	4.50%	5.750%	6.50%	7.00%
Tier 1 Capital (to Average Assets)	11.75%	4.00%	4.000%	5.00%	4.00%

(1)
Ratios for March 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Under California banking law, a California state-chartered bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Business Oversight, in an amount not exceeding the greatest of (i) retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year.

The Federal Reserve Bank limits the amount of dividends that bank holding companies may pay on common stock to income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as March 31, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the property of the Company is subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as disclosed in its Form S-4 filed with the SEC on April 25, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Reorganization dated September 1, 2017 by and among First Choice Bank, First Choice Bancorp and FCB Merger Company.[1]

2.2	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[2]

3.1	Articles of Incorporation of First Choice Bancorp.[3]

3.2	Bylaws of First Choice Bancorp.[4]

4.1	Specimen common stock certificate of First Choice Bancorp.[5]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[4]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[5]	Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: June 12, 2018	/s/ Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: June 12, 2018	/s/ Yvonne Liu Chen
Executive Vice President and Chief Financial Officer
(principal financial officer)