Form 10-Q
period 2018-06-30
First Choice Bancorp
filed 2018-08-08
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-38476

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

There were 11,646,953 shares of common stock outstanding as of July 31, 2018.

FIRST CHOICE BANCORP AND SUBSIDIARIES
FORM 10-Q
June 30, 2018

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2018 (unaudited)	December 31, 2017
	(in thousands, except share data)
ASSETS
Cash and due from banks	$5,837	$5,405
Interest-bearing deposits at other banks	115,317	97,727
Total cash and cash equivalents	121,154	103,132

Securities available-for-sale, at fair value	29,732	35,002
Securities held-to-maturity, at cost	5,344	5,300
Loans held for sale, at lower of cost or fair value	11,466	10,599
Gross loans	787,175	745,887
Discounts and unearned fees, net	(3,688)	(4,174)
Allowance for loan losses	(10,376)	(10,497)
Loans receivable, net	773,111	731,216
Federal Home Loan Bank, at cost	3,866	3,640
Equity securities, at fair value	2,506	—
Accrued interest receivable	3,274	3,108
Premises and equipment	1,242	1,035
Servicing assets	2,448	2,618
Other assets	8,543	8,145

TOTAL ASSETS	$962,686	$903,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$211,611	$235,584
Money market, interest checking and savings	339,639	372,699
Time deposits	233,707	164,396
Total deposits	784,957	772,679
Federal Home Loan Bank borrowings	60,000	20,000
Senior secured notes	4,150	350
Accrued interest payable	200	114
Other liabilities	4,560	4,958
Total liabilities	853,867	798,101

Commitments and contingencies - Notes 8 and 10	—	—

Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 7,253,787 at June 30, 2018 and 7,260,119 at December 31, 2017	89,215	87,837
Additional paid-in capital	1,143	1,940
Retained earnings	19,349	16,459
Accumulated other comprehensive loss - net
Unrealized loss on available-for-sale securities, net of taxes of $373 at June 30, 2018 and $228 at December 31, 2017	(888)	(542)
Total shareholders’ equity	108,819	105,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$962,686	$903,795
See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2018	March 31, 2018	June 30, 2017 (restated(1))	2018	2017 (restated(1))
	(in thousands, except share and per share data)
INTEREST INCOME
Interest and fees on loans	$12,320	$10,621	$9,122	$22,941	$17,596
Interest on investment securities	233	239	245	472	500
Dividends on FHLB and other stock	68	69	59	137	148
Other interest income	294	260	208	554	454
Total interest income	12,915	11,189	9,634	24,104	18,698
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	969	819	1,002	1,788	2,028
Interest on time deposits	919	616	389	1,535	797
Interest on borrowings	208	202	50	410	52
Total interest expense	2,096	1,637	1,441	3,733	2,877
Net interest income	10,819	9,552	8,193	20,371	15,821
Provision for loan losses	320	200	—	520	—
Net interest income after provision for loan losses	10,499	9,352	8,193	19,851	15,821
NONINTEREST INCOME
Gain on sale of loans	448	247	898	695	2,087
Service charges and fees on deposit accounts	208	215	64	423	130
Net servicing fees	126	153	189	279	360
Other (loss) income	(3)	(52)	71	(55)	116
Total noninterest income	779	563	1,222	1,342	2,693
NONINTEREST EXPENSE
Salaries and employee benefits	3,578	4,116	3,698	7,694	7,343
Occupancy expenses	361	348	316	709	617
Professional fees	378	304	119	682	198
Data processing	448	421	357	869	687
Equipment expenses	206	172	173	378	353
Office expenses	193	192	160	385	321
Deposit insurance and regulatory assessments	86	111	112	197	219
Loan related expenses	101	84	19	185	158
Customer service expenses	101	140	119	241	263
Merger-related and public company registration expenses	356	374	—	730	—
Provision for credit losses - off-balance sheet	—	53	142	53	214
Other expenses	509	362	358	871	707
Total noninterest expense	6,317	6,677	5,573	12,994	11,080
Income before taxes	4,961	3,238	3,842	8,199	7,434
Income taxes	1,526	859	1,560	2,385	3,026
Net income	$3,435	$2,379	$2,282	$5,814	$4,408
Net income per share:
Basic	$0.47	$0.33	$0.32	$0.80	$0.61
Diluted	$0.47	$0.33	$0.32	$0.80	$0.61
Weighted-average common shares outstanding
Basic	7,172,020	7,160,938	7,102,653	7,166,509	7,092,068
Diluted	7,214,473	7,200,057	7,137,163	7,207,295	7,127,549

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 2 to the Notes to Condensed Consolidated Financial Statements for additional information).
See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	AdditionalPaid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2017	—	$—	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative adjustment – adoption of ASU No. 2016-01 (1)	—	—	—	—	—	(24)	24	—
Net income	—	—	—	—	—	5,814	—	5,814
Stock-based compensation	—	—	—	—	888	3	—	891
Cash dividends ($0.20 per share)	—	—	—	—	—	(2,903)	—	(2,903)
Issuance of restricted shares, net	—	—	6,087	—	—	—	—	—
Vesting of restricted shares	—	—	—	1,378	(1,378)	—	—	—
Repurchase of shares	—	—	(12,419)	—	(307)	—	—	(307)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(370)	(370)
Balance at June 30, 2018	—	$—	7,253,787	$89,215	$1,143	$19,349	$(888)	$108,819

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,814	$4,408
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	201	277
Amortization of premiums of investment securities	109	162
Amortization of servicing asset	356	200
Provision for loan losses	520	—
Provision for losses - unfunded commitments	53	214
Gain on sale of loans	(695)	(2,087)
Loss on disposal of fixed assets	8	2
Loans originated for sale	(9,837)	(17,461)
Proceeds from loans originated for sale	9,430	30,310
(Accretion) amortization of premiums and deferred loan fees, net	(1,331)	370
Change in fair value of equity securities	117	—
Deferred income taxes	(78)	—
Stock-based compensation	888	696
Decrease in other items, net	(699)	(143)
Net cash provided by operating activities	4,856	16,948

INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	2,030	2,278
Proceeds from maturities and paydown of securities held-to-maturity	20	348
Purchase of securities available-for-sale	—	(6,976)
Proceeds from sale of securities available-for-sale	—	4,399
Purchases of loans	(813)	(5,070)
Net increase in loans	(40,222)	(41,741)
Purchase of Federal Home Loan and other bank stock	(226)	(169)
Purchase of equity investment	(74)	—
Proceeds from disposal of premises and equipment	6	1
Purchases of premises and equipment	(423)	(151)
Net cash used in investing activities	(39,702)	(47,081)

FINANCING ACTIVITIES
Net increase in deposits	12,278	128
Net increase in borrowings from Federal Home Loan Bank	40,000	45,000
Increase in senior secured notes	3,800	—
Cash dividends paid	(2,903)	(2,878)
Repurchase of shares	(307)	(139)
Proceeds from exercise of stock options	—	257
Net cash provided by financing activities	52,868	42,368
Increase in cash and cash equivalents	18,022	12,235
Cash and cash equivalents, beginning of period	103,132	110,031
Cash and cash equivalents, end of period	$121,154	$122,266

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$3,646	$2,894
Taxes paid	$1,823	$2,830
Noncash investing and financing activities:
Transfers of loans to held for investment from held for sale	$195	$—
Servicing asset recognized	$186	$514
Transfer of securities available-for-sale to equity securities	$2,540	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of First Choice, and its wholly-owned subsidiary, First Choice Bank, a California state-chartered bank and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are included in the Company’s Form S-4, dated April 25, 2018 (the “Form S-4”), with the United States Securities and Exchange Commission (“SEC”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2017 condensed consolidated balance sheet to conform to the presentation as of June 30, 2018. These reclassifications, which consisted of a $2.9 million increase to "Gross loans" and "Discounts and unearned fees, net", had no impact on the Company’s previously reported "Loans receivable, net".

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

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic606)(“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 and deferred adoption to annual reporting periods beginning after December 15, 2017. The adoption of ASU 2014-09 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. The timing of the Company’s revenue recognition did not materially change. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. See Note 16 - Revenue Recognition.

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

The net after-tax impact on net income for the three months ended June 30, 2017 was an increase of $47 thousand. The primary components of the impact on noninterest expense were a $66 thousand decrease in professional fees and $44 thousand decrease in customer service expense partially offset by a $29 thousand increase in deposit insurance and regulatory assessments and a $33 thousand increase in income taxes. The net after-tax impact on net income for the six months ended June 30, 2017 was an increase of $38 thousand. The primary components of the impact on noninterest expense were a $146 thousand decrease in professional fees offset by a $55 thousand increase in deposit insurance and regulatory assessments, a $39 thousand increase in other expenses and a $27 thousand increase in income taxes. As of June 30, 2017, the restatement resulted in an increase in other assets and total assets of $134 thousand, an increase in other liabilities and total liabilities of $172 thousand and a $38 thousand increase in retained earnings and total equity.

NOTE 3.    BUSINESS COMBINATION

On February 26, 2018, the Company announced that it entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), by which Pacific Commerce Bancorp ("PCB") will be merged with and into First Choice Bancorp; and Pacific Commerce Bancorp’s bank subsidiary, Pacific Commerce Bank, will be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, the Company completed its acquisition of PCB. The Merger was an all stock transaction valued at approximately $133.5 million, or $13.69 per share, based on a closing price of $28.70 for First Choice’s common stock as of July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the exchange ratio) of the Company's common stock, with cash paid in lieu of any fractional shares. The final exchange ratio of the stock-to-stock transaction is 0.47689, which is higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, lower than budgeted merger transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, the Company issued 4,386,798 shares of First Choice common stock in exchange for the outstanding shares of PCB common stock. In addition, in connection with the Merger each outstanding stock option issued by First Choice to those PCB directors, officers and employees that are continuing with First Choice were converted into a rollover stock options exercisable into 134,564 shares of First Choice common stock. Those PCB directors, officers and employees that are not continuing with First Choice had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 285,829 rollover stock options were issued and exercisable into shares of First Choice common stock, and no cash was issued.

PCB was headquartered in Los Angeles, California, with $553.2 million in total assets, $401.2 million in gross loans and $476.6 million in total deposits as of June 30, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The transaction increases First Choice’s total assets to approximately $1.6 billion on a pro forma basis as of June 30, 2018. At June 30, 2018, the Company's interest checking deposits included a $5.0 million balance from Pacific Commerce Bancorp.

NOTE 4.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at June 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$8,003	$—	$(406)	$7,597
Collateralized mortgage obligations	12,806	20	(410)	12,416
SBA pools	10,182	—	(463)	9,719
	$30,991	$20	$(1,279)	$29,732

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(158)	$3,182
Mortgage-backed securities	2,004	—	(123)	1,881
	$5,344	$—	$(281)	$5,063

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$8,698	$4	$(206)	$8,496
Collateralized mortgage obligations	13,872	40	(253)	13,659
SBA pools	10,559	—	(254)	10,305
Mutual fund investment	2,577	—	(35)	2,542
	$35,706	$44	$(748)	$35,002

Securities held-to-maturity:
U.S. Government and agency securities	$3,273	$—	$(18)	$3,255
Mortgage-backed securities	2,027	—	(53)	1,974
	$5,300	$—	$(71)	$5,229

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at June 30, 2018, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,340	3,182	—	—
Due after ten years (1)	2,004	1,881	30,991	29,732
	$5,344	$5,063	$30,991	$29,732

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

There were no sales of any investment securities available-for-sale or held-to-maturity during the three and six months ended June 30, 2018. There were $4.4 million and $4.4 million in sales of investment securities available-for-sale for the three and six months ended June 30, 2017. There were no maturities or calls of investment securities during the three and six months ended June 30, 2018 and 2017.

At June 30, 2018 securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as discussed in Note 8 – Borrowing Arrangements.

As of June 30, 2018 and December 31, 2017, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
June 30, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$(9)	$686	$(397)	$6,859	$(406)	$7,545
Collateralized mortgage obligations	(40)	1,469	(370)	9,674	(410)	11,143
SBA pools	(67)	1,776	(396)	7,943	(463)	9,719
	$(116)	$3,931	$(1,163)	$24,476	$(1,279)	$28,407

Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(158)	$3,182	$(158)	$3,182
Mortgage-backed securities	(46)	898	(77)	983	(123)	1,881
	$(46)	$898	$(235)	$4,165	$(281)	$5,063

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$(1)	$59	$(205)	$7,639	$(206)	$7,698
Collateralized mortgage obligations	(74)	4,329	(179)	7,946	(253)	12,275
SBA pools	(20)	3,858	(234)	6,447	(254)	10,305
Mutual fund investment	—	—	(35)	2,542	(35)	2,542
	$(95)	$8,246	$(653)	$24,574	$(748)	$32,820

Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(18)	$3,255	$(18)	$3,255
Mortgage-backed securities	(6)	949	(47)	1,025	(53)	1,974
	$(6)	$949	$(65)	$4,280	$(71)	$5,229

As of June 30, 2018, the Company had 25 investment securities where estimated fair value had decreased 4.5% from amortized cost. Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2018, the Company had one mutual fund investment consisting of high quality debt securities and other debt instruments supporting affordable housing and community development in the United States. There is a readily determinable market value available for this equity investment and therefore with the adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of this equity security are recognized in earnings. Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from accumulated other comprehensive income ("AOCI") to retained earnings. ASU 2016-01 also eliminated the requirement to classify equity investments into different categories such as "available-for-sale." The adoption of ASU 2016-01 may result in more earnings volatility as changes in fair value of certain equity investments will now be recorded in the statement of earnings as opposed to AOCI. The fair value of equity securities was $2.5 million at June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized gross losses of $20 thousand and $71 thousand, respectively, related to negative changes in fair value during the periods.

At June 30, 2018, the Company held investment securities issued by Fannie Mae whose market value represented approximately 14.4% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at June 30, 2018.

Federal Home Loan Bank Stock and Other Bank Stocks

In connection with outstanding Federal Home Loan Bank ("FHLB") advances, the Company owned FHLB stock carried at cost of $3.9 million and $3.6 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Bank was required to own FHLB stock at least equal to the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. During the three and six months ended June 30, 2018, there were $226 thousand and $226 thousand, respectively, required purchases of FHLB stock. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2018, and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Company also has restricted securities in the form of capital stock invested in two different banker’s bank stocks ("other bank stock"). Capital stock invested in these entities, which is included in other assets in the condensed consolidated balance sheets, totaled $247 thousand and $293 thousand at June 30, 2018 and December 31, 2017, respectively. With the adoption of ASU No. 2016-01 on January 1, 2018, equity investments (except those accounted for under the equity method of accounting or that result in the consolidation of the investee) are recorded at fair value, with changes in the fair value recognized in earnings. There is no readily determinable fair value for the other bank stock; therefore, these restricted securities are measured under the practicability exception which requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and six months ended June 30, 2018, the Company recognized $31 thousand and $46 thousand, respectively, in losses related to changes in the fair value of these equity securities.

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

The composition of the Company’s loan portfolio at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Construction and land development	$133,050	$115,427
Real estate:
Residential	51,331	62,719
Commercial real estate - owner occupied	59,696	53,106
Commercial real estate - non-owner occupied	259,086	252,114
Commercial and industrial (1)	191,969	169,184
SBA loans	92,043	92,509
Consumer	—	828
Gross loans	$787,175	$745,887
Net deferred fees	(424)	(400)
Net discounts	(3,264)	(3,774)
Allowance for loan losses	(10,376)	(10,497)
Loans receivable, net	$773,111	$731,216

(1)
Includes loans secured by the cash surrender values (CSV) of life insurance policies totaling $31.1 million and $32.8 million at the June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balances to the aggregate CSVs for this portfolio totaled 93.3% and 88.1%, respectively.

A summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$10,010	$11,523	$10,497	$11,599
Provision for loan losses	320	—	520	—
Charge-offs	(21)	(190)	(775)	(266)
Recoveries	67	—	134	—
Net charge-offs	46	(190)	(641)	(266)
Balance, end of period	$10,376	$11,333	$10,376	$11,333

The following table presents the activity in the allowance for loan losses for three and six months ended June 30, 2018 and 2017 by portfolio segment:

	Three Months Ended June 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, March 31, 2018	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Provision for (reversal of) loan losses	396	(70)	—	6	(468)	466	(10)	320
Charge-offs	—	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	67	—	—	67
Net recoveries (charge-offs)	—	—	—	—	67	(21)	—	46
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Reserves:
Specific	$—	$—	$—	$—	$8	$350	$—	$358
General	1,603	384	637	2,755	3,280	1,359	—	10,018
	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$108	$1,470	$—	$1,578
Collectively	133,050	51,331	59,696	259,086	191,861	90,573	—	785,597
	$133,050	$51,331	$59,696	$259,086	$191,969	$92,043	$—	$787,175

	Three Months Ended June 30, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, March 31, 2017	$1,620	$763	$562	$2,833	$3,654	$1,989	$102	$11,523
Provision for (reversal of) loan losses	(14)	(100)	47	58	(48)	60	(3)	—
Charge-offs	—	—	—	—	(2)	(188)	—	(190)
Recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	(2)	(188)	—	(190)
Balance, June 30, 2017	$1,606	$663	$609	$2,891	$3,604	$1,861	$99	$11,333

	Six Months Ended June 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	6	9	(18)	(381)	436	476	(8)	520
Charge-offs	—	—	—	—	(514)	(261)	—	(775)
Recoveries	—	—	—	—	134	—	—	134
Net charge-offs	—	—	—	—	(380)	(261)	—	(641)
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376

	Six Months Ended June 30, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2016	$1,827	$924	$618	$2,501	$3,541	$2,086	$102	$11,599
Provision for (reversal of) loan losses	(221)	(261)	(9)	390	65	39	(3)	—
Charge-offs	—	—	—	—	(2)	(264)	—	(266)
Recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	(2)	(264)	—	(266)
Balance, June 30, 2017	$1,606	$663	$609	$2,891	$3,604	$1,861	$99	$11,333

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

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable and improbable.

Loss - Loans classified loss are considered uncollectible and of such little value that their continuance as loans is not warranted.

The risk category of gross loans by class of loans was as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$133,050	$—	$—	$133,050
Real estate:
Residential	51,331	—	—	51,331
Commercial real estate - owner occupied	59,696	—	—	59,696
Commercial real estate - non-owner occupied	259,086	—	—	259,086
Commercial and industrial	183,493	8,368	108	191,969
SBA loans	86,309	2,979	2,755	92,043
Consumer	—	—	—	—
	$772,965	$11,347	$2,863	$787,175
(1) At June 30, 2018, substandard loans included $1.6 million of impaired loans.

	December 31, 2017
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$115,427	$—	$—	$115,427
Real estate:
Residential	62,719	—	—	62,719
Commercial real estate - owner occupied	53,106	—	—	53,106
Commercial real estate - non-owner occupied	252,114	—	—	252,114
Commercial and industrial	161,679	6,871	634	169,184
SBA loans	86,653	4,130	1,726	92,509
Consumer	828	—	—	828
	$732,526	$11,001	$2,360	$745,887
(1) At December 31, 2017, substandard loans included $1.8 million of impaired loans.

Past due and nonaccrual loans presented by loan class were as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	108
SBA loans	—	—	—	1,470
Consumer	—	—	—	—
Total	$—	$—	$—	$1,578

	December 31, 2017
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	1,079	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	634
SBA loans	—	—	—	1,200
Consumer	—	—	—	—
Total	$1,079	$—	$—	$1,834

A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Information relating to individually impaired loans presented by class of loans was as follows as of June 30, 2018 and December 31, 2017:

June 30, 2018
Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Commercial and industrial	192	108	100	8	8
SBA loans	2,177	1,470	559	911	350
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total	$2,369	$1,578	$659	$919	$358

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

December 31, 2017
Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Commercial and industrial	640	634	9	625	299
SBA loans	1,266	1,200	839	361	205
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,906	$1,834	$848	$986	$504

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

The average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	110	—	1,414	—
SBA loans	1,425	—	1,117	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,535	$—	$2,531	$—

	Six Months Ended June 30, 2017
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	147	—	1,442	—
SBA loans	1,285	—	1,118	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,432	$—	$2,560	$—

At June 30, 2018 and December 31, 2017, the Company had approximately $1.0 million and $1.8 million, respectively, in recorded investment in loans identified as troubled debt restructurings (“TDR’s”) and had allocated approximately $8 thousand and $504 thousand, respectively, as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of June 30, 2018.

At June 30, 2018 and December 31, 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the three and six months ended June 30, 2018 there were no new loan modifications resulting in TDRs. During the three and six months ended June 30, 2017, there were one and one, respectively, of new loan modifications resulting in TDRs.

During the three and six months ended June 30, 2018, there was one and two loans, respectively, totaling $9 thousand and $399 thousand modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification. There were no loans modified as troubled debt restructuring for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

At June 30, 2018 and December 31, 2017, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $11.5 million and $10.6 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or market. At June 30, 2018 and December 31, 2017, the fair value of loans held for sale totaled $12.1 million and $11.5 million, respectively.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing rights asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided.

Capitalized servicing rights as of June 30, 2018 and December 31, 2017 totaled $2.4 million and $2.6 million, respectively.

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the three months ended June 30, 2018 and 2017 totaled $5.8 million and $14.6 million, respectively. Total gains on sale of SBA loans were $0.4 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. SBA loans sold during the six months ended June 30, 2018 and 2017 totaled $8.6 million and $27.9 million, respectively. Total gains on sale of SBA loans were $695 thousand and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. SBA loans serviced for others totaled $134.9 million at June 30, 2018 and $140.4 million at December 31, 2017.

Additionally, the Company was servicing construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions amounting to $67.3 million and $81.6 million at June 30, 2018 and December 31, 2017, respectively.

SBA loans serviced for others are accounted for as sales and therefore are not included in the accompanying condensed consolidated balance sheets. The risks inherent in SBA servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

The significant assumptions used in the valuation for SBA servicing rights at June 30, 2018 included discount rates, ranging from 10.5% to 24.0% and a weighted average prepayment speed assumption of 11.9%.

Activity for SBA servicing assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$2,508	$2,456	$2,618	$2,262
Additions	131	222	186	514
Amortization	(191)	(102)	(356)	(200)
Impairment	—	—	—	—
Balance, end of period	$2,448	$2,576	$2,448	$2,576

The fair value of servicing assets for SBA loans was $2.6 million and $3.0 million as of June 30, 2018 and December 31, 2017, respectively. Servicing fees net of servicing asset amortization totaled $126 thousand and $189 thousand for the three months ended June 30, 2018 and 2017, respectively. Contractually specified servicing fees were $317 thousand and $291 thousand for the three months ended June 30, 2018 and 2017, respectively, and were included as a component of net servicing fees within non-interest income. Servicing fees net of servicing asset amortization totaled $279 thousand and $360 thousand for the six months ended June 30, 2018 and 2017, respectively. Contractually specified servicing fees were $635 thousand and $560 thousand for the six months ended June 30, 2018 and 2017, respectively, and were included as a component of net servicing fees within non-interest income.

The following table summarizes the estimated change in the value of servicing assets as of June 30, 2018 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value

Prepayment speeds	+10%	$(106)
Prepayment speeds	+20%	(205)
Discount rate	+1%	(82)
Discount rate	+2%	(160)

NOTE 7. DEPOSITS

The Company’s ten largest depositor relationships accounted for approximately 19.9% of total deposits at June 30, 2018 and 25.5% at December 31, 2017.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $118.3 million and $81.1 million as of June 30, 2018 and December 31, 2017, respectively. The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of June 30, 2018, deposit balances under this program totaled $40 million. In connection with our participation in this program, loans pledged with the FHLB serve as collateral for $44 million in letters of credit issued by FHLB as collateral for the state public deposits. See Note 8 –Borrowing Arrangements for information regarding pledged collateral with FHLB.

NOTE 8. BORROWING ARRANGEMENTS

Federal Home Loan Bank borrowings

As of June 30, 2018, the Company had total financing availability up to $236.9 million from the Federal Home Loan Bank of San Francisco (“FHLB”) subject to providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. As of June 30, 2018, the Company had pledged loans in the amount of $658.9 million as collateral for this borrowing agreement. There were $60.0 million and $20.0 million in borrowings under this arrangement, with an interest rate of 2.08% and 1.41% as of June 30, 2018 and December 31, 2017, respectively. The entire amounts outstanding are overnight advances. The weighted average interest rate during the three months ended June 30, 2018 and 2017 was 1.87% and 0.96%. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was 1.71% and 0.96%. As of June 30, 2018, the remaining financing availability was $132.9 million.

Federal funds purchased

The Company may borrow up to $67.0 million overnight on an unsecured basis from four of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were zero and zero at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate during the three months ended June 30, 2018 and 2017 was 3.04% and 0.00%, respectively. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was 2.44% and 0.00%, respectively.

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

At June 30, 2018, the outstanding balance under the facility totaled $4.2 million and the interest rate was 5.25%. At December 31, 2017, the outstanding balance under the facility totaled $350 thousand and the interest rate was 4.75%. The weighted average interest rate during the three and six months ended June 30, 2018 was 5.11% and 5.00%, respectively. At June 30, 2018, the Company was in compliance with all loan covenants on the facility.

On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million (Refer to Note 17 – Subsequent Events).

Other borrowings

As of June 30, 2018, the Company had borrowing capacity of approximately $4.9 million with the Federal Reserve Bank discount window. As of June 30, 2018, the Company had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of June 30, 2018 and December 31, 2017.

NOTE 9. INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended June 30, 2018 and 2017, income tax expense was $1.5 million and $1.6 million, respectively, resulting in an effective income tax rate of 30.8% and 40.6%, respectively. For the six months ended June 30, 2018 and 2017, income tax expense was $2.4 million and $3.0 million, respectively, resulting in an effective income tax rate of 29.1% and 40.7%, respectively. The Company’s effective tax rate was favorably impacted during the three and six months of 2018 by the reduction of the federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective January 1, 2018. The increase in the Company's effective tax rate for the quarter ended June 30, 2018 as compared to the quarter ended March 31, 2018 primarily results from the impact of lower tax benefits from stock-based compensation.

As of June 30, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018.

The Company and its subsidiary are subject to federal income and California franchise tax. The Federal statute of limitations for the assessment of income tax for the years ending after December 31, 2013 remain open and the California statute of limitations for the assessment of franchise tax remain open for the years ending after December 31, 2012.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of June 30, 2018 and December 31, 2017.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, Management has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$258,192	$237,371
Standby letters of credit	1,330	996
Total	$259,522	$238,367

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.0 million and $952 thousand at June 30, 2018 and December 31, 2017, respectively. The reserve for unfunded commitments is included in "other liabilities" in the condensed consolidated balance sheets.

In connection with the participation in a state public deposit program (Refer to Note 7 – Deposits), the Company has pledged $44.0 million in loans with the FHLB that serve as collateral for $44 million in letters of credit issued by FHLB to guarantee $40 million in state public deposits the Company received under the program as of June 30, 2018.

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The change in outstanding balances during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$1,755	$2,155	$1,768	$2,168
Payments	(13)	(12)	(26)	(25)
Balance, end of period	$1,742	$2,143	$1,742	$2,143

Deposits from certain officers and directors and the companies with which they are associated held by the Company at June 30, 2018 and December 31, 2017 amounted to $34.5 million and $35.1 million, respectively.

In December 2017, the Company entered into a $10.0 million senior secured facility (refer to Note 8 – Borrowing Arrangements) with another bank in which one of the executives of the Company is also a member of this bank’s board of directors. The outstanding balance of this facility was $4.2 million at June 30, 2018.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company’s 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides for the total number of awards of common stock that may be issued over the term of the plan not to exceed 1,390,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price no less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the date of the grant. The 2013 Plan expires in 2023. The 2013 plan replaced the 2005 Stock Option Plan which expired in 2015.

The Company recognized stock-based compensation expense of $433 thousand and $372 thousand for the three months ended June 30, 2018 and 2017, respectively and $891 thousand and $696 thousand for the six months ended June 30, 2018 and 2017, respectively.

The Company did not grant any stock options during the three and six months ended June 30, 2018 and 2017.

A summary of activity in the Company’s outstanding stock options during the three and six months ended June 30, 2018 and 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Three months ended June 30, 2018:	(in thousands, except share data)
Outstanding, beginning of period	65,978	$10.17
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	65,978	$10.17	5.0 years	$1,345
Option exercisable	57,324	$10.00	4.9 years	$1,179

Three months ended June 30, 2017:
Outstanding, beginning of period	71,818	$10.12
Exercised	(4,326)	10.17
Granted	—	—
Forfeited	—	—
Outstanding, end of period	67,492	$10.12	5.9 years	$849
Option exercisable	49,013	$9.71	5.6 years	$637

	Shares	Weighted Average Exercise Price
Six months ended June 30, 2018:	(in thousands, except share data)
Outstanding, beginning of period	65,978	$10.17
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	65,978	$10.17
Option exercisable	57,324	$10.00

Six months ended June 30, 2017:
Outstanding, beginning of period	98,858	$9.50
Exercised	(31,366)	8.18
Granted	—	—
Forfeited	—	—
Outstanding, end of period	67,492	$10.12
Option exercisable	49,013	$9.71

As of June 30, 2018, there was approximately $5 thousand of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 0.5 years. The intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was approximately zero and $48 thousand, respectively. The intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was approximately zero and $348 thousand, respectively.

A summary of activity in the Company’s outstanding restricted shares for the three and six months ended June 30, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant-Date Fair Value
Three months ended June 30, 2018:
Nonvested, beginning of period	83,485	$22.41
Grants	5,501	26.94
Shares vested	(8,224)	21.37
Shares forfeited	(3,135)	18.51
Nonvested, end of period	77,627	$23.03

Three months ended June 30, 2017:
Nonvested, beginning of period	94,621	$16.62
Grants	6,904	20.58
Shares vested	(10,359)	14.95
Shares forfeited	(147)	14.37
Nonvested, end of period	91,019	$17.12

	Shares	Weighted Average Grant-Date Fair Value
Six months ended June 30, 2018:
Nonvested, beginning of period	142,553	$20.28
Grants	10,940	26.21
Shares vested	(71,013)	22.29
Shares forfeited	(4,853)	19.24
Nonvested, end of period	77,627	$23.03

Six months ended June 30, 2017:
Nonvested, beginning of period	58,581	$14.10
Grants	63,276	18.69
Shares vested	(29,181)	14.62
Shares forfeited	(1,657)	15.04
Nonvested, end of period	91,019	$17.12

As of June 30, 2018, there was approximately $952 thousand of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.0 year. The intrinsic value of restricted shares that vested was approximately $238 thousand and $232 thousand during the three months ended June 30, 2018 and 2017, respectively.  The intrinsic value of restricted shares that vested was approximately $1.8 million and $588 thousand during the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (restated(1))	2018	2017 (restated(1))
Numerator for basic earnings per share:
Net earnings	$3,435	$2,282	$5,814	$4,408
Less: dividends and earnings allocated to participating securities	(37)	(30)	(68)	(60)
Net income available to common shareholders	3,398	2,252	5,746	4,348

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	7,172,020	7,102,653	7,166,509	7,092,068

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	7,172,020	7,102,653	7,166,509	7,092,068
Net effect of dilutive stock options	42,453	34,510	40,786	35,481
Diluted weighted average common shares	7,214,473	7,137,163	7,207,295	7,127,549

Net earnings per common share:
Basic	$0.47	$0.32	$0.80	$0.61
Diluted	$0.47	$0.32	$0.80	$0.61

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018:	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$7,597	$—	$7,597
Collateralized mortgage obligations	—	12,416	—	12,416
SBA Pools	—	9,719	—	9,719
Securities available-for-sale	$—	$29,732	$—	$29,732

Equity securities:
Mutual fund investment	$2,506	$—	$—	$2,506

December 31, 2017:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,496	$—	$8,496
Collateralized mortgage obligations	—	13,659	—	13,659
SBA Pools	—	10,305	—	10,305
Mutual fund investment	2,542	—	—	2,542
Securities available-for-sale	$2,542	$32,460	$—	$35,002

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At June 30, 2018 and 2017 impaired loans subject to nonrecurring fair value measurements (Level 3) and resulting in net losses totaled $1.1 million and $1.5 million, respectively. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended June 30, 2018 and 2017 totaled $0.4 million and $0.1 million, respectively. Total nonrecurring losses recognized for impaired loans during the six months ended June 30, 2018 and 2017 totaled $0.6 million and $0.2 million, respectively. The Company utilized discount rates ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three and six months ended June 30, 2018 and 2017. For nonrecurring fair value measurements related to non-collateral dependent impaired loans during the three and six month ended June 30, 2018 and 2017 the entire balances were substantially charged off.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three and six months ended June 30, 2018 and 2017.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$121,154	$121,154	$103,132	$103,132
Securities available-for-sale	Level 2	29,732	29,732	35,002	35,002
Securities held-to-maturity	Level 2	5,344	5,063	5,300	5,229
Equity securities	Level 1	2,506	2,506	—	—
Loans held for sale	Level 2	11,466	12,063	10,599	11,488
Loan receivable, net	Level 3	773,111	785,492	731,216	743,114
Federal Home Loan Bank	N/A	3,866	N/A	3,640	N/A
Servicing asset	Level 3	2,448	2,633	2,618	2,991
Accrued interest receivable	Level 2	3,274	3,274	3,108	3,108

Financial Liabilities:
Deposits	Level 2	$784,957	$782,790	$772,679	$770,999
Federal Home Loan Bank borrowings	Level 2	60,000	60,000	20,000	20,000
Senior secured notes	Level 2	4,150	4,150	350	350
Accrued interest payable	Level 2	200	200	114	114

(1)	June 30, 2018 estimated fair values are based on exit price assumptions and the December 31, 2017 estimated fair values are not based on exit price assumptions.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Noninterest income, in-scope Topic 606:
Service charges and fees on deposit accounts	$208	$64	$423	$130
Other income	9	14	18	17
Total noninterest income, in-scope Topic 606	217	78	441	147
Noninterest income, not in-scope Topic 606:
Gain on sale of loans	448	898	695	2,087
Net servicing fees	126	189	279	360
Change in fair value of equity securities	(51)	—	(117)	—
Other income	39	57	44	99
Total noninterest income, not in-scope Topic 606	562	1,144	901	2,546
Total noninterest income	$779	$1,222	$1,342	$2,693

NOTE 17. SUBSEQUENT EVENTS

On July 26, 2018, the Company declared a $0.20 cash dividend payable on September 10, 2018 to shareholders of record as of August 27, 2018.

Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, the Company completed its acquisition of Pacific Commerce Bancorp.   Immediately following the merger, Pacific Commerce Bancorp’s wholly owned bank subsidiary, Pacific Commerce Bank, was merged with and into the Company’s wholly-owned bank subsidiary, First Choice Bank. Refer to Note 3 - Business Combination for further information.

On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million. The terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 10.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

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

General

First Choice Bancorp, also known as First Choice, a California corporation, was organized on September 1, 2017 to become the holding company for First Choice Bank, collectively First Choice (or the "Company"). In December 2017, First Choice Bank received requisite shareholder and regulatory approval necessary for the reorganization of First Choice Bank into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice. The reorganization was completed as of the close of business on December 21, 2017.

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

Financial Highlights

The follow are key financial highlights during the second quarter of 2018:

Financial Performance

•
During the second quarter of 2018, net income increased $1.1 million or 44.4% to $3.4 million or $0.47 per diluted share compared to $2.4 million or $0.33 per diluted share during the first quarter of 2018. The increase in net income is primarily as a result of a 13.3% increase in net interest income between periods.

•	Annualized return on average assets and average equity was 1.48% and 12.51%, respectively, for the second quarter of 2018, compared to 1.06% and 8.86% during the first quarter of 2018.

•
During the second quarter of 2018, net interest margin increased 35 basis points to 4.73% from 4.38% during the first quarter of 2018. The increase in net interest margin during the second quarter of 2018 benefited from overall increases in yields on loans as a result of both overall increases in market interest rates and additional interest income recognized as the result of payoffs of certain SBA loans that were previously acquired at discounts.

•
Total gross loans remained constant during the second quarter of 2018, decreasing $6.4 million or 0.8% to $787.2 million as of June 30, 2018 from $793.6 million at March 31, 2018. The Company's period over period decrease was caused by fluctuations in commercial line utilization from one large borrower. Average loans during the second quarter of 2018 increased $27.1 million or 3.5% over the quarter ended March 31, 2018.

•
Total deposits grew $26.2 million or 3.4% during the second quarter of 2018 to $785.0 million as of June 30, 2018, compared to $758.8 million at March 31, 2018. Our deposit portfolio continues to shift as depositors are shifting their balances to higher yielding accounts in response to overall higher market interest rates.

•
Total borrowings were $64.2 million as of June 30, 2018, a decrease of $13.4 million or 17.3%, compared to $77.6 million at March 31, 2018. The decrease in borrowings was primarily the result of deposit growth exceeding loan portfolio growth during the quarter.

•	Total consolidated assets were $962.7 million as of June 30, 2018, compared to $947.7 million March 31, 2018.

Credit Quality

•
Non-performing assets increased to $1.6 million, or 0.16% of total assets, as of June 30, 2018, as compared to $1.1 million, or 0.11% of total assets, as of March 31, 2018. The $0.5 million increase was primarily related to two SBA loans placed on non-accrual status during the quarter. Non-performing loans were $1.6 million, or 0.20% of gross loans, as of June 30, 2018, as compared to $1.1 million, or 0.13% of gross loans, as of March 31, 2018.

•
The provision for loan losses was $320 thousand during the second quarter of 2018, as compared to $200 thousand during the first quarter of 2018. The increase during the quarter was primarily the result of increases in non-performing and criticized loans between periods. During the second quarter of 2018 net recoveries were $46 thousand.

Capital & Growth Strategy

•
The Bank remains well-capitalized with favorable capital ratios. Total risk-based capital was 14.73% and its Tier 1 common to risk weighted assets ratio was 13.48% as of June 30, 2018. As of March 31, 2018, total risk based capital ratio was 14.26% and its Tier 1 common to risk weighted assets ratio was 13.01%.

•	Cash dividends declared in the second quarter of 2018 and 2017 were $0.20 per common share.

•	We registered our issued and outstanding shares of common stock with the Nasdaq Capital Market and on May 1, 2018, our shares commenced trading under our existing ticker symbol “FCBP”

•
On February 26, 2018, the Company announced that it entered into a merger agreement with Pacific Commerce Bancorp ("PCB"). Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, the Company completed its acquisition of Pacific Commerce Bancorp. The merger is an all-stock transaction valued at approximately $133.5 million, or $13.69 per share, based on a closing price of $28.70 for the Company’s common stock as of July 31, 2018.  Immediately following the Merger, Pacific Commerce Bancorp’s wholly owned bank subsidiary, Pacific Commerce Bank, was merged with and into the Company’s wholly-owned bank subsidiary, First Choice Bank. At the effective time of the merger, each share of Pacific Commerce Bancorp common stock was converted into the right to receive 0.47689 shares of the Company’s common stock, with cash paid in lieu of any fractional shares.  In the aggregate, the Company issued 4,386,798 shares of Company common stock in exchange for the outstanding shares of Pacific Commerce Bancorp common stock. Refer to Recent Developments and Material Trends- Merger with Pacific Commerce Bancorp for additional information.

•	On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million.

•
The Company was added to the Russell 3000® Index and the Russell 2000® Index when Russell investments reconstituted its comprehensive set of U.S. and global equity indexes after the market closed on June 22, 2018.

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

Salaries and employee benefits includes compensation, employee benefits and employment tax expenses for our personnel. Loan expenses include third party processing fees for our residential portfolio and loan-related origination expenses. Occupancy expense includes lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance and other regulatory fees. Data processing includes fees paid to our third-party data processing system provider and other data service providers. Merger costs related to the PCB merger and public company registration costs represent professional fees, registration costs and printing costs incurred by the Company to effect the PCB merger, filings for public company status and registration of the Company’s stock on Nasdaq. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business.

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

Capital. We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the level and quality of earnings; (d) the risk exposures in our consolidated balance sheet; and (e) other factors. In addition, we have regularly increased our capital through equity issuances and net income less dividends.

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

Recent Developments and Material Trends

Merger with Pacific Commerce Bancorp. On February 26, 2018, the Company announced that it entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), by which Pacific Commerce Bancorp ("PCB") will be merged with and into First Choice Bancorp; and Pacific Commerce Bancorp’s bank subsidiary, Pacific Commerce Bank, will be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, the Company completed its acquisition of PCB. The Merger was an all stock transaction valued at approximately $133.5 million, or $13.69 per share, based on a closing price of $28.70 for First Choice’s common stock as of July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the exchange ratio) of First Choice common stock, with cash paid in lieu of any fractional shares. The final exchange ratio of the stock-to-stock transaction is 0.47689, which is higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, lower than budgeted transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, First Choice issued 4,386,798 shares of First Choice common stock in exchange for the outstanding shares of PCB common stock. In addition, in connection with the Merger each outstanding stock option issued by First Choice to those PCB directors, officers and employees that are continuing with First Choice were converted into a rollover stock options exercisable into 134,564 shares of First Choice common stock. Those PCB directors, officers and employees that are not continuing with First Choice had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 285,829 rollover stock options were issued and exercisable into shares of First Choice common stock, and no cash was issued.

Pacific Commerce Bancorp was headquartered in Los Angeles, California, with $553.2 million in total assets, $401.2 million in gross loans and $476.6 million in total deposits as of June 30, 2018. Pacific Commerce Bancorp had six

full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The transaction increases First Choice’s total assets to approximately $1.6 billion on a pro forma basis as of June 30, 2018. At June 30, 2018, the Company's interest checking deposits included a $5.0 million balance from Pacific Commerce Bancorp.

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Federal Reserve began decreasing short-term interest rates, with eleven consecutive decreases totaling 525 basis points between September 2007 and December 2008. Since the recession ended in 2009, the economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved. The Federal Reserve has maintained historically low interest rates since their last decrease in December 2008. Since December 2015, the Federal Reserve raised short-term interest rates seven times with 25 basis point increases each time.

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

Regulatory Update. On May 24, 2018, President Trump signed a regulatory relief bill that made significant changes to the Dodd-Frank Act. The more significant items impacting the Bank and other community banks are as follows:

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

General and Administrative Expenses Related to Strategic Growth Initiatives. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses as a result of marketing and other administrative expenses to execute our strategic initiatives, costs associated with maintaining a holding company, merger costs related to the PCB merger, which represent professional fees, severance and systems integration costs, costs related to the enhancement of internal controls to comply with the Sarbanes-Oxley Act and the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and expenses to hire additional personnel and other costs required to continue our growth, as well as acquisition opportunities, if those should arise.

Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. Our allowance for loan losses as a percentage of total loans decreased at June 30, 2018 to 1.32% from 1.41% as of December 31, 2017. This decrease between periods is due to charge-offs of non-performing loans and general improvement in the economy.

Transaction Account Reserves. Federal Reserve rules require depository institutions to maintain reserves against their transaction accounts, primarily regular checking accounts. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Company is in compliance with these requirements.

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

The efficiency ratio is a non-GAAP based financial measure. First Choice computes its efficiency ratio by dividing noninterest expense by the sum of net interest income plus noninterest income. This ratio is used to measure the relationship of operating expenses to revenues. The following table presents the computation of the efficiency ratio for the following periods:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2018	March 31, 2018	June 30, 2017	2018	2017
Efficiency Ratio	(dollars in thousands)
Noninterest expense (numerator) (1)	$6,317	$6,677	$5,573	$12,994	$11,080

Net interest income	$10,819	$9,552	$8,193	$20,371	$15,821
Plus: Noninterest income	779	563	1,222	1,342	2,693
Total net interest income and noninterest income (denominator)	$11,598	$10,115	$9,415	$21,713	$18,514
Efficiency ratio	54.47%	66.01%	59.19%	59.84%	59.85%
(1) Noninterest expense includes merger-related and public company registration expenses during the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 of $356 thousand, $374 thousand and zero, respectively. Noninterest expense includes merger-related and public company registration expenses during the six months ended June 30, 2018 and 2017 of $730 thousand and zero, respectively.

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

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Due from banks	$74,325	$294	1.59%	$67,059	$260	1.57%	$82,830	$200	0.96%
Federal funds sold/resale agreements	—	—	N/A	—	—	N/A	1,834	8	1.75%
Investment securities	38,153	233	2.45%	39,505	239	2.46%	44,806	245	2.20%
Loans (1)	801,342	12,320	6.17%	774,292	10,621	5.56%	717,784	9,122	5.10%
FHLB and other bank stock	4,071	68	6.70%	3,933	69	7.10%	3,890	59	6.19%
Total interest-earning assets	917,891	12,915	5.64%	884,789	11,189	5.13%	851,144	9,634	4.54%

Noninterest-earning assets:
Cash and cash equivalents	7,014			6,538			4,403
Allowance for loan losses	(10,037)			(10,395)			(11,502)
Other assets	14,119			13,525			14,412
Total assets	$928,987			$894,457			$858,457

Interest-bearing liabilities:
Interest checking	$141,598	$407	1.15%	$191,281	$504	1.07%	$252,025	$681	1.08%
Money market accounts	151,248	455	1.21%	91,144	164	0.73%	70,825	113	0.64%
Savings accounts	50,978	107	0.84%	69,611	151	0.88%	88,443	208	0.94%
Time deposits	170,148	738	1.74%	123,182	448	1.48%	98,654	275	1.12%
Brokered time deposits	52,801	181	1.37%	52,406	168	1.30%	38,129	114	1.20%
Total interest-bearing deposits	566,773	1,888	1.34%	527,624	1,435	1.10%	548,076	1,391	1.02%
FHLB borrowings	35,429	165	1.87%	47,378	186	1.58%	20,440	49	0.96%
Federal funds purchased	264	2	3.04%	400	2	2.37%	—	—	—%
Senior secured notes	3,218	41	5.11%	1,122	13	4.77%	—	—	—%
Other borrowings	31	—	—%	36	1	7.80%	52	1	7.71%
Total interest-bearing liabilities	605,715	2,096	1.39%	576,560	1,637	1.15%	568,568	1,441	1.02%

Noninterest-bearing liabilities:
Demand deposits	209,009			206,752			180,454
Other liabilities	4,450			3,756			4,422
Shareholders’ equity	109,813			107,389			105,013

Total liabilities and shareholders' equity	$928,987			$894,457			$858,457

Net interest spread		$10,819	4.25%		$9,552	3.98%		$8,193	3.52%
Net interest margin			4.73%			4.38%			3.86%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $142 thousand and $170 thousand related to the accretion of net deferred loans fees and $989 thousand and $(288) thousand related to accretion (amortization) of discounts (premiums) for the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Due from banks	$70,712	$554	1.58%	$91,995	$422	0.93%
Federal funds sold/resale agreements	—	—	N/A	4,190	32	1.54%
Investment securities	38,826	472	2.45%	44,682	500	2.26%
Loans (1)	787,892	22,941	5.87%	709,460	17,596	5.00%
FHLB and other bank stock	4,002	137	6.90%	3,828	148	7.80%
Total interest-earning assets	901,432	24,104	5.39%	854,155	18,698	4.41%

Noninterest-earning assets:
Cash and cash equivalents	6,777			5,242
Allowance for loan losses	(10,215)			(11,575)
Other assets	13,824			14,159
Total assets	$911,818			$861,981

Interest-bearing liabilities:
Interest checking	$166,302	$912	1.11%	$253,968	$1,367	1.09%
Money market accounts	121,362	619	1.03%	75,001	241	0.65%
Savings accounts	60,243	257	0.86%	89,846	420	0.94%
Time deposits	146,795	1,186	1.63%	104,227	576	1.11%
Brokered time deposits	52,604	349	1.34%	37,051	221	1.20%
Total interest-bearing deposits	547,306	3,323	1.22%	560,093	2,825	1.02%
FHLB borrowings	41,370	351	1.71%	10,497	50	0.96%
Federal funds purchased	331	4	2.44%	—	—	—%
Senior secured notes	2,176	54	5.00%	—	—	—%
Other borrowings	34	1	5.93%	55	2	7.33%
Total interest-bearing liabilities	591,217	3,733	1.27%	570,645	2,877	1.02%

Noninterest-bearing liabilities:
Demand deposits	207,887			183,293
Other liabilities	4,105			3,737
Shareholders’ equity	108,609			104,306

Total liabilities and shareholders' equity	$911,818			$861,981

Net interest spread		$20,371	4.12%		$15,821	3.39%
Net interest margin			4.56%			3.74%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $172 thousand and $195 thousand related to the accretion of net deferred loans fees and $1.2 million and $(565) thousand related to accretion (amortization) of discounts (premiums) for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended
	June 30, 2018 vs. March 31, 2018			June 30, 2018 vs. June 30, 2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$459	$1,240	$1,699	$2,302	$896	$3,198
Interest on investment securities	(5)	(1)	(6)	(33)	21	(12)
Dividends on FHLB and other stock	3	(4)	(1)	4	5	9
Other interest income	31	3	34	(27)	113	86
Change in interest income	488	1,238	1,726	2,246	1,035	3,281

Interest expense:
Savings, interest checking and money market accounts	(28)	178	150	(205)	172	(33)
Time deposits	198	105	303	310	220	530
Borrowings	(24)	30	6	93	65	158
Change in interest expense	146	313	459	198	457	655

Change in net interest income	$342	$925	$1,267	$2,048	$578	$2,626

	Six Months Ended June 30,
	2018			2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$3,260	$2,085	$5,345	$2,880	$1,997	$4,877
Interest on investment securities	11	(39)	(28)	(4)	(30)	(34)
Dividends on FHLB and other stock	(22)	11	(11)	(23)	11	(12)
Other interest income	308	(208)	100	301	(215)	86
Change in interest income	3,557	1,849	5,406	3,154	1,763	4,917

Interest expense:
Savings, interest checking and money market accounts	(281)	41	(240)	(283)	41	(242)
Time deposits	387	351	738	387	349	736
Borrowings	295	63	358	319	59	378
Change in interest expense	401	455	856	423	449	872

Change in net interest income	$3,156	$1,394	$4,550	$2,731	$1,314	$4,045

Comparison of Operating Results

General

Second Quarter of 2018 Compared to First Quarter of 2018

Net income was $3.4 million for the three months ended June 30, 2018 compared to $2.4 million for the three months ended March 31, 2018. The $1.1 million or 44.4% increase in net income was primarily a result of a $1.3 million or 13.3% increase in net interest income. During the three months ended June 30, 2018, net interest income grew as a result of higher average loan balances and increasing yields. The increase in net income between periods was also impacted positively by an increase in noninterest income of $0.2 million or 38.4% and a reduction of $0.4 million or 5.4% in noninterest expense, offset by $0.1 million or 60.0% increase in provision for loan losses and a $0.7 million or 77.6% increase in income taxes.

Basic and diluted earnings per share were $0.47 and $0.47, respectively, for the three months ended June 30, 2018. Basic and diluted earnings per share increased $0.14 and $0.14, respectively, from $0.33 and $0.33, respectively for the three months ended March 31, 2018.

Second Quarter of 2018 Compared to Second Quarter of 2017

Net income was $3.4 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017. The $1.2 million or 50.5% increase in net income was primarily a result of a $2.6 million or 32.1% increase in net interest income, offset by a $0.3 million increase in provision for loan losses, a $0.4 million or 36.3% decrease in noninterest income and $0.7 million or 13.4% increase in noninterest expense during the three months ended June 30, 2018. During the three months ended June 30, 2018, net interest income grew as a result of higher average loan balances and increased yields on loans, partially offset by decreased loan sale activity and related gains and higher non-interest expense related to increased costs for professional fees and merger costs related to the PCB merger and public company registration costs which represent professional fees, registration costs and printing costs incurred by the Company to effect the PCB merger, filings for public company status and registration of the Company’s stock on Nasdaq.

Basic and diluted earnings per share were $0.47 and $0.47, respectively, for the three months ended June 30, 2018. Basic and diluted earnings per share increased $0.15 and $0.15, respectively, from $0.32 and $0.32, respectively for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income was $5.8 million for the six months ended June 30, 2018 compared to $4.4 million for the six months ended June 30, 2017. The $1.4 million or 31.9% increase in net income was primarily a result of a $4.6 million or 28.8% increase in net interest income and reductions in income taxes of $0.6 million or 21.2%, partially offset by a $0.5 million increase in provision for loan losses, a $1.4 million or 50.2% decrease in noninterest income and an increase in noninterest expense of $1.9 million or 17.3% during the six months ended June 30, 2018. During the six months ended June 30, 2018, net interest income grew as a result of higher average loan balances and increased yields on loans, offset by decreased loan sale activity and related gains and higher non-interest expense related to both increased personnel and increased merger costs related to the PCB merger and public company registration costs which represent professional fees, registration costs and printing costs incurred by the Company to effect the PCB merger, filings for public company status and registration of the Company’s stock on Nasdaq. Net income was also positively impacted by lower income taxes due to the change in federal income tax rates from 35% to 21% as a result of the passage of the Tax Cuts and Jobs Act of 2017 into legislation in December 2017.

Basic and diluted earnings per share were $0.80 and $0.80, respectively, for the six months ended June 30, 2018. Basic and diluted earnings per share increased $0.19 and $0.19, respectively, from $0.61 and $0.61, respectively for the six months ended June 30, 2017.

Interest Income

Second Quarter of 2018 Compared to First Quarter of 2018

Interest income for the three months ended June 30, 2018 increased $1.7 million, or 15.4%, to $12.9 million from $11.2 million for the three months ended March 31, 2018, primarily as a result of increases in interest income on loans based on portfolio growth and increasing yields period over period.

Interest income and fees on loans increased $1.7 million, or 16.0%, to $12.3 million for the three months ended June 30, 2018 from $10.6 million for the three months ended March 31, 2018. The increase in interest income from loans was due primarily to the $27.1 million increase in average loan balances, coupled with an increase in yields between periods. Average loan balances were $801.3 million for the three months ended June 30, 2018 compared to $774.3 million for the three months ended March 31, 2018. The increase in our average loan balance was primarily due to increased loan production in our construction and land, non-owner occupied commercial real estate, commercial and industrial and SBA portfolios as a result of the strong local economies in which we operate. The average yield on loans increased 61 basis points to 6.17% during the three months ended June 30, 2018 from 5.56% for the three months ended March 31, 2018 as a result of increases by the Federal Reserve in market interest rates as well as shifts in portfolio mix, which have resulted in reductions in average balances of lower yielding residential real estate loans with offsetting increases in average balances of higher yielding commercial real estate loans. The yield on our loan portfolio was also positively impacted by 45 basis points as a result of $907 thousand in accelerated amortization related to the payoff of four SBA loans that were previously acquired at a discount.

Second Quarter of 2018 Compared to Second Quarter of 2017

Interest income for the three months ended June 30, 2018 increased $3.3 million, or 34.1%, to $12.9 million from $9.6 million for the three months ended June 30, 2017. The increase in interest income was primarily due to increases in interest income on loans based on portfolio growth and increasing yields period over period.

Interest income and fees on loans increased $3.2 million, or 35.1%, to $12.3 million for the three months ended June 30, 2018 from $9.1 million for the three months ended June 30, 2017. The increase in interest income from loans was due primarily to the $83.6 million increase in average loan balances, coupled with an increase in yields between periods. Average loan balances were $801.3 million for the three months ended June 30, 2018 compared to $717.8 million for the three months ended June 30, 2017. The increase in our average loan balance was primarily due to increased loan production in our non-owner occupied commercial real estate, commercial and industrial and SBA portfolios as a result of the strong local economies in which we operate. The average yield on loans increased 107 basis points to 6.17% during the three months ended June 30, 2018 from 5.10% for the three months ended June 30, 2017 as a result of increases by the Federal Reserve in market interest rates as well as shifts in portfolio mix, which have resulted in reductions in average balances of lower yielding residential real estate loans with offsetting increases in average balances of higher yielding commercial real estate loans. The yield on our loan portfolio was also positively impacted by 45 basis points as a result of $907 thousand in accelerated amortization related to the payoff of four SBA loans that were previously acquired at a discount.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Interest income for the six months ended June 30, 2018 increased $5.4 million, or 28.9%, to $24.1 million from $18.7 million for the six months ended June 30, 2017. The increase in interest income was due to increases in interest income on loans based on portfolio growth and increasing yields period over period.

Interest income and fees on loans increased $5.3 million, or 30.4%, to $22.9 million for the six months ended June 30, 2018 from $17.6 million for the six months ended June 30, 2017. The increase in interest income from loans was due primarily to the $78.4 million increase in average loan balances, coupled with an increase in yields between periods. Average loan balances were $787.9 million for the six months ended June 30, 2018 compared to $709.5 million for the six months ended June 30, 2017. The increase in our average loan balance was primarily due to increased loan production in our non-owner occupied commercial real estate, commercial and industrial and SBA portfolios as a result of the strong local economies in which we operate. The average yield on loans increased 87 basis points to 5.87% during the six months ended June 30, 2018 from 5.00% for the six months ended June 30, 2017 as a result of increases by the Federal Reserve in market interest rates as well as shifts in portfolio mix, which have resulted in reductions in average balances of lower yielding residential real estate loans with offsetting increases in average balances of higher yielding commercial real estate loans. The yield on our loan portfolio was also positively impacted by 23 basis points as a result of $907 thousand in accelerated amortization related to the payoff of four SBA loans that were previously acquired at a discount.

Interest Expense

Second Quarter of 2018 Compared to First Quarter of 2018

Interest expense for the three months ended June 30, 2018 increased $459 thousand or 28.0% to $2.1 million from $1.6 million during the three months ended March 31, 2018. The increase in interest expense was comprised of increases in interest on deposits as a result of increases in average balances and cost of interest-bearing deposits, coupled with increases in interest on borrowings as a result of higher borrowing costs.

Interest expense on interest-bearing deposits during the three months ended June 30, 2018 increased $453 thousand or 31.6% to $1.9 million from $1.4 million during the three months ended March 31, 2018. The average balance of interest-bearing deposits during the three months ended June 30, 2018 increased $39.1 million, comprised of decreases of $49.7 million in average interest checking balances and $18.6 million in average savings balances, offset by increases of $60.1 million in average money market accounts, $47.0 million in average time deposits and $0.4 million in average brokered deposits. Our deposit mix continues to shift into higher yielding money market and certificate of deposit accounts as our customers are seeking higher yields as a result of overall increases in market interest rates. The overall cost of interest-bearing deposits increased 24 basis points from 1.10% for the three months ended March 31, 2018 to 1.34% for the three months ended June 30, 2018.

Interest expense on borrowings increased $6 thousand to $208 thousand for the three months ended June 30, 2018 from $202 thousand for the three months ended March 31, 2018. Interest expense on FHLB borrowings decreased $21 thousand to $165 thousand for the three months ended June 30, 2018 from $186 thousand for the three months ended March 31, 2018 as a result of decreases of $11.9 million in the average balance of FHLB borrowings to $35.4 million for the three months ended June 30, 2018 compared to $47.4 million for the three months ended March 31, 2018. The average cost of FHLB borrowings increased 29 basis points to 1.87% during the three months ended June 30, 2018 from 1.58% for the three months ended March 31, 2018. The average balance and average cost of senior secured notes was $3.2 million and 5.11%, respectively, for the three months ended June 30, 2018, compared to $1.1 million and 4.77%, respectively for the three months ended March 31, 2018.

Second Quarter of 2018 Compared to Second Quarter of 2017

Interest expense for the three months ended June 30, 2018 increased $655 thousand or 45.5% to $2.1 million from $1.4 million during the three months ended June 30, 2017. The increase in interest expense was comprised of increases in interest on deposits as a result of increases in average balances and the cost of interest-bearing deposits, coupled with increases in interest on borrowings as a result of higher average balances and borrowing costs.

Interest expense on interest-bearing deposits during the three months ended June 30, 2018 increased $497 thousand to $1.9 million from $1.4 million for three months ended June 30, 2017. The average balance of interest-bearing deposits during the three months ended June 30, 2018 increased $18.7 million, comprised of decreases of $110.4 million in average interest checking balances and $37.5 million in average savings balances, offset by increases of $80.4 million in average money market accounts, $71.5 million in average time deposits and $14.7 million in average brokered deposits. The overall cost of interest-bearing deposits increased 32 basis points from 1.02% for the three months ended June 30, 2017 to 1.34% for the three months ended June 30, 2018.

Interest expense on borrowings increased $158 thousand to $208 thousand for the three months ended June 30, 2018 from $50 thousand for the comparable period in 2017. Interest expense on FHLB borrowings increased $116 thousand to $165 thousand for the three months ended June 30, 2018 from $49 thousand for the three months ended June 30, 2017 as a result of increases in the average balance of FHLB borrowings to $35.4 million for the three months ended June 30, 2018 compared to $20.4 million for the three months ended June 30, 2017. The average cost of FHLB borrowings increased 91 basis points to 1.87% during the three months ended June 30, 2018 from 0.96% for the three months ended June 30, 2017. The average balance and average cost of senior secured notes was $3.2 million and 5.11%, respectively, for the three months ended June 30, 2018. There were no balances outstanding on our senior secured notes during the comparable 2017 period.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Interest expense for the six months ended June 30, 2018 increased $0.9 million or 29.8% to $3.7 million from $2.9 million during the six months ended June 30, 2017. The increase in interest expense was a result in increased costs of interest-bearing deposits and higher average balances and costs of borrowings.

Interest expense on interest-bearing deposits during the six months ended June 30, 2018 increased $498 thousand to $3.3 million from $2.8 million during the comparable 2017 period. The average balance of interest-bearing deposits during the six months ended June 30, 2018 decreased $12.8 million, comprised of decreases of $87.7 million in average interest checking balances and $29.6 million in average savings balances, partially offset by increases of $46.4 million in average money market accounts, $42.6 million in average time deposits and $15.6 million in average brokered deposits. The overall cost of interest-bearing deposits increased 20 basis points from 1.02% for the six months ended June 30, 2017 to 1.22% for the six months ended June 30, 2018.

Interest expense on borrowings increased $358 thousand to $410 thousand for the six months ended June 30, 2018 from $52 thousand for the comparable period in 2017. Interest expense on FHLB borrowings increased $301 thousand to $351 thousand for the six months ended June 30, 2018 from $50 thousand for the six months ended June 30, 2017 as a result of a $30.9 million increases in the average balance of FHLB borrowings to $41.4 million for the six months ended June 30, 2018 compared to $10.5 million for the six months ended June 30, 2017. The average cost of FHLB borrowings increased 75 basis points to 1.71% during the six months ended June 30, 2018 from 0.96% for the six months ended June 30, 2017. The average balance and average cost of senior secured notes was $2.2 million and 5.00%, respectively, for the six months ended June 30, 2018. There were no balances outstanding on our senior secured notes during the comparable 2017 period.

Net Interest Income

Second Quarter of 2018 Compared to First Quarter of 2018

Net interest income increased $1.3 million, or 13.3%, to $10.8 million for the three months ended June 30, 2018 from $9.6 million for the three months ended March 31, 2018. The increase in net interest income is a result of overall increases in average interest-earning assets and average loan yields which exceeded the increase in the cost of interest bearing liabilities between periods. The average yield on loans was positively impacted by 45 basis points as a result of $907 thousand in accelerated amortization related to the payoff of four SBA loans that were previously acquired at a discount.

For the three months ended June 30, 2018, average interest-earning assets were $917.9 million, compared to $884.8 million for the three months ended March 31, 2018. Net interest margin increased 35 basis points for the three months ended June 30, 2018 to 4.73% from 4.38% for the three months ended March 31, 2018 as a result of the $1.3 million increase in net interest income and $33.1 million increase in interest-earning assets. Excluding the impact from the aforementioned accelerated amortization related to the payoff of four SBA loans, net interest margin decreased 5 basis points to 4.33% during the three months ended June 30, 2018. This 5 basis points decrease was primarily attributable to a 24 basis points increase in the average cost of funds, attributed in large part to a deposit promotion program in the second quarter, and partially offset by the 15 basis points increase in loan yield. As part of the deposit promotion program, the Company raised new time deposits totaling $50.8 million with an average yield of 2.04% and new money market accounts totaling $53.6 million with an average yield of 1.34% during the three months ended June 30, 2018. This deposit promotion program ended on June 30, 2018.

The average yield on interest-earning assets was 5.64% and 5.13% for the three months ended June 30, 2018 and March 31, 2018, respectively. In addition, cost of interest-bearing liabilities only increased 24 basis points from 1.15% for the three months ended March 31, 2018 to 1.39% for the three months ended June 30, 2018.

Net interest spread increased 27 basis points for the three months ended June 30, 2018 to 4.25% from 3.98% for the three months ended March 31, 2018 as a result of the 51 basis points increase in yield on average interest-earning assets, partially offset by the 24 basis points increase in the cost of interest-bearing liabilities. Excluding the impact of the aforementioned payoff of four SBA loans, net interest margin decreased 12 basis points to 3.86% during the three months ended June 30, 2018 as a result of the aforementioned overall higher cost of funds.

Second Quarter of 2018 Compared to Second Quarter of 2017

     Net interest income increased $2.6 million, or 32.1%, to $10.8 million for the three months ended June 30, 2018 from $8.2 million for the three months ended June 30, 2017. The increase in net interest income is a result of overall increases in average interest-earning assets and average loan yields which exceeded the increase in interest bearing liabilities and related costs between periods. For the three months ended June 30, 2018, average interest-earning assets were $917.9 million, compared to $851.1 million for the three months ended June 30, 2017. In addition, the average yield on interest-earning assets was 5.64% and 4.54% for the three months ended June 30, 2018 and 2017, respectively. The cost of interest-bearing liabilities increased 37 basis points from 1.02% for the three months ended June 30, 2017 to 1.39% for the three months ended June 30, 2018.

Net interest spread increased 73 basis points for the three months ended June 30, 2018 to 4.25% from 3.52% for the three months ended June 30, 2017 as a result of the 110 basis points increase in yield on average interest-earning assets, offset by the 37 basis points increase in the cost of interest-bearing liabilities.

Net interest margin increased 87 basis points for the three months ended June 30, 2018 to 4.73% from 3.86% for the three months ended June 30, 2017 as a result of the $2.6 million increase in net interest income and $66.7 million increase in interest-earning assets.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net interest income increased $4.6 million, or 28.8%, to $20.4 million for the six months ended June 30, 2018 from $15.8 million for the six months ended June 30, 2017. The increase in net interest income is a result of overall increases in average interest-earning assets and average yields which exceeded the increase in average balances and costs of interest bearing liabilities between periods. For the six months ended June 30, 2018, average interest-earning assets were $901.4 million, compared to $854.2 million for the six months ended June 30, 2017. The average yield on interest-earning assets was 5.39% and 4.41% for the six months ended June 30, 2018 and 2017, respectively. The average balance and cost of interest bearing liabilities increased $20.6 million and 25 basis points, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The cost of interest bearing liabilities was 1.27% for the six months ended June 30, 2018 compared to 1.02% for the six months ended June 30, 2017.

Net interest spread increased 73 basis points for the six months ended June 30, 2018 to 4.12% from 3.39% for the six months ended June 30, 2017 as a result of the 98 basis points increase in yield on average interest-earning assets, partially offset by the 25 basis points increase in the cost of interest-bearing liabilities.

Net interest margin increased 82 basis points for the six months ended June 30, 2018 to 4.56% from 3.74% for the six months ended June 30, 2017 as a result of the $4.6 million increase in net interest income and $47.3 million increase in interest-earning assets.

Provision for Loan Losses

The Company maintains an allowance for loan losses at a level it believes is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. At June 30, 2018, the allowance for loan losses was $10.4 million, or 1.32% of gross loans, compared to $10.5 million, or 1.41% of gross loans at December 31, 2017. The decrease in the allowance at June 30, 2018 primarily results from the $641 thousand in net charge-offs of previously identified problem loans, partially offset by the $520 thousand in provision for loan losses.

Second Quarter of 2018 Compared to First Quarter of 2018

The provision for loan losses was $320 thousand for the three months ended June 30, 2018, compared to $200 thousand for the three months ended March 31, 2018. The provision for loan losses during the three months ended June 30, 2018 was primarily a result of an increase in our special mention, substandard and non-performing loans.

Second Quarter of 2018 Compared to Second Quarter of 2017

The provision for loan losses was $320 thousand for the three months ended June 30, 2018, compared to zero for the three months ended June 30, 2017. The provision for loan losses during the three months ended June 30, 2018 was primarily a result of continued growth in our loan portfolio.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The provision for loan losses was $520 thousand for the six months ended June 30, 2018, compared to zero for the six months ended June 30, 2017. The provision for loan losses during the six months ended June 30, 2018 was primarily a result of continued growth in our loan portfolio.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2018	March 31, 2018	June 30, 2017	2018	2017
	(in thousands)
Gain on sale of loans	$448	$247	$898	$695	$2,087
Service charges and fees on deposit accounts	208	215	64	423	130
Net servicing fees	126	153	189	279	360
Other (loss) income	(3)	(52)	71	(55)	116
Total noninterest income	$779	$563	$1,222	$1,342	$2,693

Second Quarter of 2018 Compared to First Quarter of 2018

Noninterest income was $779 thousand for the three months ended June 30, 2018, compared to $563 thousand for the three months ended March 31, 2018. The $216 thousand or 38.4% increase in noninterest income is primarily the result of increases in gain on sale of loans and other income.

Gain on the sale of loans increased $201 thousand or 81.4% during the three months ended June 30, 2018. We sold seven SBA loans with an unpaid principal balance of $5.8 million, resulting in a gain of $448 thousand for the three months ended June 30, 2018. We sold three SBA loans with an unpaid principal balance of $2.7 million, resulting in a gain of $247 thousand for the three months ended March 31, 2018.

Other (loss) income includes changes in the fair value of equity securities which resulted in a loss of $51 thousand for the three months ended June 30, 2018, compared to $66 thousand for the three months ended March 31, 2018. On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Beginning January 1, 2018, the Company is now required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income.

Second Quarter of 2018 Compared to Second Quarter of 2017

Noninterest income was $779 thousand for the three months ended June 30, 2018, compared to $1.2 million for the three months ended June 30, 2017. The $443 thousand or 36.3% decrease in noninterest income is primarily the result of decreases in gain on sale of loans and other (loss) income, partially offset by an increase in services charges and fees on deposit accounts during the quarter.

Gain on the sale of loans decreased $450 thousand or 50.1% during the three months ended June 30, 2018. We sold seven SBA loans with an unpaid principal balance of $5.8 million, resulting in a gain of $448 thousand for the three months ended June 30, 2018. We sold seven SBA loans with an unpaid principal balance of $14.6 million, resulting in a gain of $898 thousand for the three months ended June 30, 2017.

Services charges and fees on deposit accounts increased $144 thousand to $208 thousand during the three months ended June 30, 2018 from $64 thousand during the comparable 2017 period. The change was a result of increases in transaction-based account fees as a result of account analysis fees attributable to increases in average demand deposit balances and fee-based transaction volume between periods. Additionally, the Company continued to build new customer relationships that are taking advantage of our treasury management services.

Net servicing fees are comprised of contractually specified servicing fees, net of amortization of servicing assets. During the three months ended June 30, 2018 and 2017 contractually-specified servicing fees were $317 thousand and $291 thousand, respectively. Offsetting these fees was amortization of servicing assets of $191 thousand and $102 thousand for the three months ended June 30, 2018 and 2017, respectively. The increase in servicing fees was attributable to an overall increase in our servicing portfolio, which averaged $136.5 million during the three months ended June 30, 2018, compared to $128.9 million for the three months ended 2017.

Other (loss) income decreased $74 thousand to $(3) thousand for the three months ended June 30, 2018, compared to $71 thousand for the same period in 2017. The decrease between periods is primarily attributable to changes in the fair value of equity securities which resulted in a loss of $51 thousand during the three months ended June 30, 2018, compared to zero in the comparable 2017 period.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Noninterest income was $1.3 million for the six months ended June 30, 2018, compared to $2.7 million for the six months ended June 30, 2017. The $1.4 million or 50.2% decrease in noninterest income is primarily the result of decreases in gain on sale of loans and other income, partially offset by an increase in services charges and fees on deposit accounts during the year.

Gain on the sale of loans decreased $1.4 million or 66.7% during the six months ended June 30, 2018. We sold ten SBA loans with an unpaid principal balance of $8.6 million, resulting in a gain of $695 thousand for the six months ended June 30, 2018. We sold twenty-two SBA loans with an unpaid principal balance of $27.9 million, resulting in a gain of $2.1 million and a whole loan sale of $6.1 million in unpaid principal balance for a gain of $177 thousand both occurring during the six months ended June 30, 2017.

Services charges and fees on deposit accounts increased $293 thousand to $423 thousand during the six months ended June 30, 2018 from $130 thousand during the comparable 2017 period. The change was a result of increases in transaction-based account fees as a result of account analysis fees attributable to increases in average demand deposit balances and fee-based transaction volume between periods. Additionally, the Company continued to build new customer relationships that are taking advantage of our treasury management services.

Net servicing fees are comprised of contractually specified servicing fees, net of amortization of servicing assets. During the six months ended June 30, 2018 and 2017 contractually-specified servicing fees were $635 thousand and $560 thousand, respectively. Offsetting these fees was amortization of servicing assets of $356 thousand and $200 thousand for the six months ended June 30, 2018 and 2017, respectively. The increase in servicing fees was attributable to an overall increase in our servicing portfolio, which averaged $138.4 million during the six months ended June 30, 2018, compared to $126.0 million for the six months ended 2017.

Other (loss) income decreased $171 thousand to a $55 thousand loss for the six months ended June 30, 2018, compared to $116 thousand for the same period in 2017. The decrease between periods is primarily attributable to changes in the fair value of equity securities which resulted in a loss of $117 thousand during the six months ended June 30, 2018, compared to zero in the comparable 2017 period.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2018	March 31, 2018	June 30, 2017 (restated(1))	2018	2017
	(in thousands)
Salaries and employee benefits	$3,578	$4,116	$3,698	$7,694	$7,343
Occupancy expenses	361	348	316	709	617
Professional fees	378	304	119	682	198
Data processing	448	421	357	869	687
Equipment expenses	206	172	173	378	353
Office expenses	193	192	160	385	321
Deposit insurance and regulatory assessments	86	111	112	197	219
Loan related expenses	101	84	19	185	158
Customer service expenses	101	140	119	241	263
Merger-related and public company registration expenses	356	374	—	730	—
Provision for credit losses - off-balance sheet	—	53	142	53	214
Other	509	362	358	871	707
Total noninterest expense	$6,317	$6,677	$5,573	$12,994	$11,080

(1)	See Note 2 of the Notes to Unaudited Consolidated Financial Statements for restatement information.

Second Quarter of 2018 Compared to First Quarter of 2018

Noninterest expense was $6.3 million and $6.7 million for the three months ended June 30, 2018 and March 31, 2018, respectively. The $360 thousand or 5.4% decrease in noninterest expense is primarily a result of decreases in salaries and employee benefits offset by an increase in other expenses.

Salaries and employee benefits decreased $538 thousand or 13.1% to $3.6 million from $4.1 million. The decrease is primarily attributable to higher deferral of qualifying salaries associated with increasing originations, which is then recognized over the life of the related loans as a yield adjustment. The number of loans originated by the Company increased by 47.2% quarter over quarter.

Other noninterest expense increased $147 thousand or 40.6% to $0.5 million for the three months ended June 30, 2018 compared to $0.4 million for the three months ended March 31, 2018. The increase between periods related to increases in items such as shareholder communications, director fees and promotional expenses.

Second Quarter of 2018 Compared to Second Quarter of 2017

Noninterest expense was $6.3 million and $5.6 million for the three months ended June 30, 2018 and 2017, respectively. The $744 thousand or 13.4% increase in noninterest expense is primarily a result of increases in professional fees, data processing and merger-related and public company registration expenses.

Professional fees increased $259 thousand or 218% to $378 thousand for the three months ended June 30, 2018, compared to $119 thousand for the three months ended June 30, 2017. The increase in professional fees primarily relates to increases in legal, consulting and audit fees and on-going policies and procedures and internal controls enhancements.

Data processing increased $91 thousand or 25.5% to $448 thousand for the three months ended June 30, 2018, compared to $357 thousand for the three months ended June 30, 2017. The increase in data processing primarily relates to increases in transaction volume, strengthening automation and delivering of risk mitigating solutions to improve our customers’ banking experience.

Merger-related and public registration expenses were $356 thousand for the three months ended June 30, 2018, compared to zero in the comparable 2017 period. Merger-related and public registration costs during the three months ended June 30, 2018 represent costs incurred by the Company to effect the merger with PCB (Refer to Note 3 – Business Combination in the accompanying notes to unaudited consolidated financial statements), filings for public company status and registration of the Company’s stock on the Nasdaq stock exchange. These fees and costs are recognized in expense in the period in which the costs are incurred and the services are received. Merger-related costs include advisory, legal, accounting, valuation and other professional and consulting fees.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Noninterest expense was $13.0 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively. The $1.9 million or 17.3% increase in noninterest expense is primarily a result of increases in salaries and employee benefits, professional fees, data processing and merger-related and public company registration expenses.

Salaries and employee benefits increased $351 thousand or 4.8% to $7.7 million from $7.3 million. The increase is primarily attributable to increases in share-based compensation which was $891 thousand and $696 thousand for the six months ended June 30, 2018 and 2017, respectively.

Professional fees increased $484 thousand or 244% to $682 thousand for the six months ended June 30, 2018, compared to $198 thousand for the six months ended June 30, 2017. The increase in professional fees primarily relates to increases in legal, consulting and audit fees and on-going policies and procedures and internal controls enhancements.

Data processing increased $182 thousand or 26.5% to $869 thousand for the six months ended June 30, 2018, compared to $687 thousand for the six months ended June 30, 2017. The increase in data processing primarily relates to increases in transaction volume, strengthening automation and delivering of risk mitigating solutions to improve our customers’ banking experience.

Merger-related and public registration expenses were $730 thousand for the six months ended June 30, 2018, compared to zero in the comparable 2017 period. Merger-related and public registration costs during the months ended June 30, 2018 represent costs incurred by the Company to effect the merger with PCB and listing of our common stock on the Nasdaq.

Income Taxes

Second Quarter of 2018 Compared to First Quarter of 2018

Income tax expense was $1.5 million and $859 thousand for the three months ended June 30, 2018 and March 31, 2018, respectively. The effective tax rate for the three months ended June 30, 2018 was 30.8% compared to 26.5% for the three months ended March 31, 2018. The increase in our effective tax rate was primarily attributable to lower tax benefit associated with stock-based compensation in the second quarter of 2018.

Second Quarter of 2018 Compared to Second Quarter of 2017

Income tax expense was $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was 30.8% compared to 40.6% for the three months ended June 30, 2017. The reduction in our effective tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act, which was signed into legislation in December 2017. The Tax Cuts and Jobs Act substantially amended the Internal Revenue Code and reduced the corporate Federal income tax rate from 35% to 21% beginning in 2018. As of June 30, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"). As required by

SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Income tax expense was $2.4 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 was 29.1% compared to 40.7% for the six months ended June 30, 2017. The reduction in our effective tax rate was primarily attributable to the impact of the aforementioned Tax Cuts and Jobs Act.

Comparison of Financial Condition

General. Total assets at June 30, 2018 were $962.7 million, an increase of $58.9 million, or 6.5%, from $903.8 million at December 31, 2017. This increase is primarily due to the $41.9 million or 5.7% increase in loans receivable, net to $773.1 million at June 30, 2018 from $731.2 million at December 31, 2017.

Total liabilities at June 30, 2018 were $853.9 million, an increase of $55.8 million, or 7.0%, from $798.1 million at December 31, 2017. This increase is primarily due to increases in FHLB borrowings of $40.0 million, coupled with an increase in deposits of $12.3 million or 1.6%. Additionally, senior secured notes increased $3.8 million to $4.2 million at June 30, 2018. The increase in senior secured notes is primarily attributable to additional borrowings by First Choice Bancorp used to pay dividends, operational costs, and merger-related and public company registration expenses during the first and second quarters of 2018.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash, due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents increased $21.1 million to $121.2 million at June 30, 2018 from $100.1 million at March 31, 2018. Cash and cash equivalents increased $18.0 million from $103.1 million at December 31, 2017. The increase in cash and cash equivalents during the three and six months ended June 30, 2018 was primarily attributable to increases of $22.1 million and $17.6 million, respectively, in interest-bearing deposits at other banks, which totaled $115.3 million at June 30, 2018, compared to $93.2 million at March 31, 2018 and $97.7 million at December 31, 2017.

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

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	June 30, 2018		March 31, 2018		December 31, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$7,597	25.6%	$7,990	25.7%	$8,496	24.3%
Collateralized mortgage obligations	12,416	41.7%	13,005	41.9%	13,659	39.0%
SBA pools	9,719	32.7%	10,050	32.4%	10,305	29.4%
Mutual fund investment	—	—%	—	—%	2,542	7.3%
	$29,732	100.0%	$31,045	100.0%	$35,002	100.0%

	June 30, 2018		March 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$3,340	62.5%	$3,276	61.9%	$3,273	61.8%
Mortgage-backed securities	2,004	37.5%	2,016	38.1%	2,027	38.2%
	$5,344	100.0%	$5,292	100.0%	$5,300	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2018:

	June 30, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$—	$—	$—	$7,597	$7,597
Collateralized mortgage obligations	—	—	—	12,416	12,416
SBA pools	—	—	—	9,719	9,719
	$—	$—	$—	$29,732	$29,732
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.35%	2.35%
Collateralized mortgage obligations	—%	—%	—%	2.17%	2.17%
SBA pools	—%	—%	—%	2.46%	2.46%
	—%	—%	—%	2.31%	2.31%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

	June 30, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$—	$—	$3,340	$—	$3,340
Mortgage-backed securities	—	—	—	2,004	2,004
	$—	$—	$3,340	$2,004	$5,344
Weighted average yield:
U.S. Government and agency securities	—%	—%	2.06%	—%	2.06%
Mortgage-backed securities	—%	—%	—%	2.80%	2.80%
	—%	—%	2.06%	2.80%	2.33%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At June 30, 2018, we held investment securities issued by Fannie Mae whose market value represented approximately 14.4% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at June 30, 2018. At June 30, 2018, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as collateral for a $4.9 million line of credit. There were no borrowings under this line of credit for the three and six months ended June 30, 2018.

Loans. Loans are the single largest contributor to our net income. At June 30, 2018, loans held for investment, net totaled $773.1 million. It is our goal to continue to grow the balance sheet through the origination and acquisition of high quality loans. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and proper loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Continued balanced growth is anticipated over the coming years. The following table shows the composition of our loan portfolio as of the date indicated:

	June 30, 2018		March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Construction and land development	$133,050	16.9%	$113,481	14.3%	$115,427	15.5%
Real estate:
Residential	51,331	6.5%	57,234	7.2%	62,719	8.4%
Commercial real estate - owner occupied	59,696	7.6%	63,832	8.0%	53,106	7.1%
Commercial real estate - non-owner occupied	259,086	32.9%	265,961	33.5%	252,114	33.8%
Commercial and industrial	191,969	24.4%	200,339	25.3%	169,184	22.7%
SBA loans	92,043	11.7%	91,887	11.6%	92,509	12.4%
Consumer	—	—%	848	0.1%	828	0.1%
Gross loans	$787,175	100.0%	$793,582	100.0%	$745,887	100.0%
Deferred loan fees, net of costs	(424)		(469)		(400)
Net discounts	(3,264)		(3,683)		(3,774)
Allowance for loan losses	(10,376)		(10,010)		(10,497)
Loans receivable, net	$773,111		$779,420		$731,216

During the three months ended June 30, 2018, loans receivable, net remained consistent with the previous quarter, decreasing only $6.4 million or 0.8%. However, loans receivable, net increased $41.9 million, or 5.7% at June 30, 2018 to $773.1 million, compared to $731.2 million at December 31, 2017. The changes in our total loan portfolio are comprised of changes in the following principal categories discussed below:

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

During the quarter ended June 30, 2018, construction and land development loans increased $19.6 million or 17.2% to $133.1 million at June 30, 2018 from $113.5 million at March 31, 2018 as the demand for financing in this area continues to be rise. Construction and land development loans increased $17.6 million or 15.3% to $133.1 million at June 30, 2018 from $115.4 million at December 31, 2017. At June 30, 2018, March 31, 2018 and December 31, 2017, construction and land development loans comprised 16.9%, 14.3% and 15.5%, respectively, of our total loan portfolio.

Real estate loans - residential. Residential loans include loans originated or purchased within the marketplace from unaffiliated third parties. During the quarter ended June 30, 2018, residential real estate loans decreased $5.9 million or 10.3% to $51.3 million from $57.2 million at March 31, 2018. Residential real estate loans decreased $11.4 million or 18.2% to $51.3 million at June 30, 2018 from $62.7 million at December 31, 2017. At June 30, 2018, March 31, 2018 and December 31, 2017, residential real estate loans represented 6.5%, 7.2% and 8.4%, respectively, of our total loan portfolio. The decrease during the three and six months ended June 30, 2018 was primarily a result of prepayments within the portfolio and a shift in originations towards higher yielding commercial real estate and commercial and industrial loans.

Commercial real estate loans. We provide financing for the purchase or refinance of owner-occupied and non-owner-occupied commercial real estate. These loans are typically secured by first mortgages. During the quarter ended June 30, 2018, commercial real estate loans, including both owner-occupied and non-owner-occupied, decreased $11.0 million or 3.3% to $318.8 million from $329.8 million at March 31, 2018. At June 30, 2018 and December 31, 2017, commercial real estate loans, both owner-occupied and non-owner-occupied, totaled $318.8 million and $305.2 million, respectively. The $13.6 million or 4.4% increase in commercial real estate loans during the six months ended June 30, 2018 was comprised of increases in loan balances in various property types, including office buildings, commercial land, industrial warehouses, car washes and gas stations.

Our single largest concentration of CRE loans is to hospitality owners, which comprised 22.7%, 23.6% and 26.1% of total commercial real estate loans at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. Because some of the members of our Board of Directors are active in the hospitality sector, we have had many opportunities to provide financing on hotel properties. These are no loans to any of our board members, nor to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans measured against our risk-based capital are reported to our Board of Directors monthly.

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

During the quarter ended June 30, 2018, commercial and industrial loans decreased $8.4 million or 4.2% to $192.0 million from $200.3 million at March 31, 2018. The decrease was caused by fluctuations in commercial line utilization from one large borrower. Commercial and industrial loans increased $22.8 million or 13.5% to $192.0 million at June 30, 2018 from $169.2 million at December 31, 2017. The increase is due to overall increases in our lending activity during 2018. At June 30, 2018, March 31, 2018 and December 31, 2017, commercial and industrial loans comprised 24.4%, 25.3% and 22.7%, respectively, of our total loan portfolio.

We make loans to businesses that provide funding for executive retirement programs for the businesses. These loans are frequently secured to at least 90% and often well above that level by cash equivalent collateral; typically the cash surrender value, also known as CSV, of one or more life insurance policies. These loans represent our largest concentration within commercial and industrial loan portfolio. We manage these loans individually against our house limit ($10 million) and lending limit (150% of risk-based capital). Our Board or Directors also receives quarterly reports of the level of concentration of any single insurance company’s CSV as collateral. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to either pledge additional collateral; substitute the policy from another insurer; or have a reduction in the advance rate of the loan to a lower loan to cash surrender value ratio. These loans totaled $31.1 million and $32.8 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balance to aggregate cash surrender value for this portfolio totaled 93.3% and 88.1%, respectively.

Small Business Administration (SBA) loans. We offer small business loans through the SBA’s 7(a) program. We originate and service, as well as sell the guaranteed portion of these loans. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. At June 30, 2018, SBA 7(a) loans totaled $53.2 million, a decrease of $3.3 million or 5.82% from $56.5 million at December 31, 2017. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. At June 30, 2018, SBA 504 loans totaled $38.9 million, a decrease of $2.8 million or 7.83% from $36.0 million at December 31, 2017.

We typically retain the entire SBA 504 loans we originate and sell in the secondary market the SBA-guaranteed portion of the SBA (7a) loans (generally 75% of the principal balance) of the loans we originate. Consideration for the sales includes the cash received as well as the related servicing rights asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. During the three months ended June 30, 2018 and 2017, we originated $6.1 million and $5.2 million, respectively, of SBA 7(a) loans and $3.2 million and $10.1 million, respectively, of SBA 504 loans. We sold $5.8 million and $8.5 million of SBA 7(a) loans zero and zero of SBA 504 loans for the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, we originated $9.3 million and $21.0 million, respectively, of SBA 7(a) loans and $3.2 million and $19.7 million, respectively, of SBA 504 loans. We sold $8.6 million and $21.8 million of SBA 7(a) loans and zero and $6.1 million of SBA 504 loans for the six months ended June 30, 2018 and 2017, respectively.

During the quarter, capitalized servicing rights decreased $60 thousand or 2.4% to $2.4 million at June 30, 2018 from $2.5 million at March 31, 2018. The decrease during the quarter is the result of amortization of $191 thousand outpacing additions of $131 thousand. Capitalized servicing rights as of June 30, 2018 totaled $2.4 million, compared to $2.6 million as of December 31, 2017. During the six months ended June 30, 2018, amortization of servicing assets of $356 thousand outpaced additions of $186 thousand. During the three and six months ended June 30, 2018, $5.8 million and $8.6 million in unpaid principal balance of SBA loans were sold, resulting in servicing assets being recognized in our consolidated balance sheets. SBA loans serviced for others totaled $134.9 million at June 30, 2018 and $140.4 million at December 31, 2017. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

As of June 30, 2018 our SBA portfolio totaled $92.0 million of which $9.8 million is guaranteed by the SBA and $82.3 million is unguaranteed. Of the $82.3 million unguaranteed SBA portfolio, $78.2 million is secured by real estate and land and $4.1 million is unsecured or secured by business assets. As of December 31, 2017, our SBA portfolio totaled $92.5 million of which $10.9 million is guaranteed by the SBA and $81.6 million is unguaranteed. Of the $81.6 million unguaranteed SBA portfolio, $76.8 million is secured by commercial real estate and $4.9 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of June 30, 2018, $28.5 million or 34.6% of $82.3 million unguaranteed SBA loans are secured by industrial/warehouse; $24.8 million or 30.1% by hospitality properties; and, $29.0 million or 35.2% by other real estate types.

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at June 30, 2018:

	June 30, 2018
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(in thousands)
Construction and land development	$337	$48,931	$1,564	$66,225	$—	$15,993	$133,050
Real estate:
Residential	—	—	—	—	2,133	49,198	51,331
Commercial real estate - owner occupied	3,036	1,710	6,446	12,915	8,510	27,079	59,696
Commercial real estate - non-owner occupied	15,766	26,853	36,809	53,088	12,527	114,043	259,086
Commercial and industrial	3,977	32,302	13,224	62,807	12,401	67,258	191,969
SBA loans	—	7,467	1,974	3,144	5,738	73,720	92,043
	$23,116	$117,263	$60,017	$198,179	$41,309	$347,291	$787,175

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

As of June 30, 2018 and December 31, 2017, loans secured by non-owner occupied commercial real estate represented 306% and 309%, respectively, of our total risk-based capital (as defined by the federal bank regulators). Our internal policy is to limit total non-owner occupied commercial real estate loans to 350% of risk-based capital. In addition, as of June 30, 2018 and December 31, 2017, total loans secured by commercial real estate under construction and land development represented 106.0% and 99.1%, respectively, of our total risk based capital. Our internal policy is to limit loans secured by commercial real estate construction and land development to 150% of risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, as of June 30, 2018 and December 31, 2017, total unpaid principal balance of hospitality loans represented approximately 85.5% and 97.1%, respectively, of our risk based capital. We have historically provided loans to borrowers in the hospitality industry. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital, and we attempt to meet this guidance by participating certain hospitality loans to other lenders. At June 30, 2018 and December 31, 2017, total commitments to fund hospitality loans represented approximately 90.0% and 103.0%, respectively, of our risk based capital

Most of our real property collateral is located within Southern California. In the past, particularly in the recession of 2007-2009, there has been a significant decline in real estate values in many parts of California, including certain parts of our service areas. If this were to happen again, the collateral for our loans may provide less security than when the loans were originated. A decline in real estate values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in real estate values. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in our provision for loan losses.

Our commercial and industrial loan portfolio was $192.0 million and $169.2 million at June 30, 2018 and December 31, 2017, respectively, comprising 24.4% and 22.7%, respectively, of total loans. Commercial and industrial loans often carry larger loan balances and can involve a greater degree of financial and credit risks. Any significant failure to pay on time by our customers would impact our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of the loan balances, the effects of general economic conditions on the underlying businesses, and the increased difficulty of evaluating and monitoring these types of loans.

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

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable and improbable.

Loss - Loans classified loss are considered uncollectible and of such little value that their continuance as loans is not warranted.

The following tables present the unpaid principal balances of potential problem loans, defined as loans classified as special mention or substandard, at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$8,368	$2,979	$—	$11,347
Substandard	—	—	—	—	108	2,755	—	2,863
Total	$—	$—	$—	$—	$8,476	$5,734	$—	$14,210

(1)	At June 30, 2018, substandard loans include $1.6 million of impaired loans. The Company had no loans classified as doubtful of loss at June 30, 2018.

	December 31, 2017
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$6,871	$4,130	$—	$11,001
Substandard	—	—	—	—	634	1,726	—	2,360
Total	$—	$—	$—	$—	$7,505	$5,856	$—	$13,361

(1)	At December 31, 2017, substandard loans include $1.8 million of impaired loans. The Company had no loans classified as doubtful of loss at December 31, 2017.

Nonperforming Assets. Nonperforming assets are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and performing troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure. The table below reflects the composition of non-performing assets:

	June 30, 2018	March 31, 2018	December 31, 2017
	(in thousands)
Accruing loans past due 90 days or more	$—	$—	$—
Non-accrual	910	—	—
Troubled debt restructurings on non-accrual	668	1,061	1,834
Total nonperforming loans	1,578	1,061	1,834
Foreclosed assets	—	—	—
Total nonperforming assets	$1,578	$1,061	$1,834
Troubled debt restructurings - on accrual	$363	$—	$—

Nonperforming loans as a percentage of gross loans	0.20%	0.13%	0.25%
Nonperforming assets as a percentage of total assets	0.16%	0.11%	0.20%

At June 30, 2018, two TDRs with an unpaid principal balance of $399 thousand were not performing in accordance with its restructured terms. At December 31, 2017, all TDRs were performing in accordance with their restructured terms.

The following table shows our nonperforming loans among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. The balances of nonperforming loans reflect our net investment in these assets.

	June 30, 2018	March 31, 2018	December 31, 2017
Nonaccrual loans:	(in thousands)
Construction and land development	$—	$—	$—
Real estate:
Residential	—	—	—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	—	—
Commercial and industrial	108	111	634
SBA loans	1,470	950	1,200
Consumer	—	—	—
Total nonperforming loans	$1,578	$1,061	$1,834

Troubled Debt Restructurings. At June 30, 2018 and December 31, 2017, the Company had approximately $1.0 million and $1.8 million, respectively, in recorded investment in loans identified as TDRs and had allocated approximately $8 thousand and $504 thousand, respectively, as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of June 30, 2018.

As of June 30, 2018, 2018 and December 31, 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the three and six months ended June 30, 2018 there were no new loan modifications resulting in TDRs. During the three and six months ended June 30, 2017, there were one and one, respectively, of new loan modifications resulting in TDRs.

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

The table below presents a summary of activity in our allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$10,010	$11,523	$10,497	$11,599
Charge-offs:
Construction and land development	—	—	—	—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	—	2	514	2
SBA loans	21	188	261	264
Consumer	—	—	—	—
	21	190	775	266
Recoveries:
Construction and land development	—	—	—	—
Real estate:
Residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Commercial and industrial	67	—	134	—
SBA loans	—	—	—	—
Consumer	—	—	—	—
	67	—	134	—
Net (recoveries) charge-offs	(46)	190	641	266
Provision for loan losses	320	—	520	—
Balance, end of period	$10,376	$11,333	$10,376	$11,333

Gross loans outstanding	$787,175	$737,681	$787,175	$737,681
Average loans outstanding	$801,342	$717,784	$787,892	$709,460
Allowance for loan losses as a percentage of gross loans	1.32%	1.54%	1.32%	1.54%
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.03%	0.08%	0.04%

The following table shows the allocation of the allowance for loan losses by loan type:

	June 30, 2018		March 31, 2018		December 31, 2017
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(in thousands)
Construction and land development	$1,603	16.9%	$1,207	14.3%	$1,597	15.5%
Real estate:
Residential	384	6.5%	454	7.2%	375	8.4%
Commercial real estate - owner occupied	637	7.6%	637	8.0%	655	7.1%
Commercial real estate - non-owner occupied	2,755	32.9%	2,749	33.5%	3,136	33.8%
Commercial and industrial	3,288	24.4%	3,689	25.3%	3,232	22.7%
SBA loans	1,709	11.7%	1,264	11.6%	1,494	12.4%
Consumer	—	—%	10	0.1%	8	0.1%
	$10,376	100.0%	$10,010	100.0%	$10,497	100.0%

Loan Held for Sale. Loans held for sale typically consist of commercial real estate loans, SBA 504 loans and the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market. Loans held for sale are carried at the lower of carrying value or estimated market value. At June 30, 2018, loans held for sale were $11.5 million, a decrease of $59 thousand from $11.5 million at March 31, 2018 and an increase of $0.9 million from $10.6 million at December 31, 2017. The decrease in loans held for sale during the three months ended June 30, 2018 was primarily attributable to the origination of $6.1 million in loans, offset by the sale of loans with a carrying value of $6.0 million during the quarter ended June 30, 2018.  The increase in loans held for sale during the six months ended June 30, 2018 was primarily attributable to the origination of $9.8 million in loans, offset by the sale of loans with a carrying value of $8.8 million. At June 30, 2018 and December 31, 2017, loans held for sale consisted entirely of SBA 7a loans. At June 30, 2018 and December 31, 2017, the fair value of loans held for sale totaled $12.1 million and $11.5 million, respectively.

Deposits. During the quarter, total deposits increased $26.2 million or 3.4% to $785.0 million at June 30, 2018 from $758.8 million at March 31, 2018. The changes during the quarter included increases in noninterest bearing demand, money market and time deposits and brokered deposits of $14.1 million, $52.5 million, $21.0 million and $4.0 million, respectively, as depositors are shifting balances to higher yielding accounts. Offsetting these increases, were reductions in interest checking and savings accounts of $47.3 million and $18.2 million, respectively.

Total deposits decreased $12.3 million, or 1.6%, to $785.0 million at June 30, 2018 from $772.7 million at December 31, 2017. Noninterest-bearing demand deposits decreased $24.0 million, or 10.2% to $211.6 million at June 30, 2018 from $235.6 million at December 31, 2017 as increases in interest rates have depositors moving balances to higher interest-yielding deposit products. Interest-bearing money market, interest checking and savings deposits decreased $33.1 million, or 8.9%, to $339.6 million at June 30, 2018 from $372.7 million at December 31, 2017. Offsetting these decreases was a $69.3 million or 42.2% increase in higher yielding time deposits to $233.7 million at June 30, 2018 from $164.4 million at December 31, 2017. During the six months ended June 30, 2018, the Company focused on increasing time deposits in order to extend the duration of our deposits in anticipation of rising short-term rates. Extending the duration of deposits helps to mitigate increased deposit costs if the Federal Reserve continues to raise short-term interest rates.

The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of June 30, 2018, deposit balances under this program totaled $40.0 million. In connection with our participation in this program, $44.0 million in loans pledged with the FHLB serve as collateral for $44.0 million in letters of credit issued by FHLB as collateral for the state public deposits.

Time deposits include brokered deposits of $55.4 million and $52.6 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the $55.4 million in brokered deposits had a weighted average maturity of 2.2 years. At June 30, 2018 and December 31, 2017, the weighted average yield on brokered deposits was 1.44% and 1.30%, respectively. The Bank has an option to call and repay the deposits if rates for newly issued deposits should be lower, or if the Bank no longer has a need for this funding.

The following table presents the ending balance of deposits and the average rate as of the periods indicated:

	June 30, 2018		March 31, 2018		December 31, 2017
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(in thousands)
Noninterest-bearing demand	$211,611	—%	$197,503	—%	$235,584	—%
Interest-bearing deposits:
Interest checking	127,830	1.18%	175,086	1.11%	200,587	1.05%
Money market	170,090	1.31%	117,587	0.91%	95,598	0.76%
Savings	41,719	0.84%	59,919	0.87%	76,514	0.90%
Time deposits	178,313	1.84%	157,312	1.64%	111,758	1.31%
Brokered time deposits	55,394	1.44%	51,394	1.32%	52,638	1.30%
	$784,957		$758,801		$772,679

The following table shows time deposits greater than $250,000 by time remaining until maturity:

June 30, 2018
(in thousands)
Three months or less	$55,737
Over three months through six months	14,952
Over six months through twelve months	25,959
Over twelve months	21,699
$118,347

Federal Home Loan Bank Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB borrowings increased $40.0 million to $60.0 million at June 30, 2018 from $20.0 million at December 31, 2017. At June 30, 2018, the Company had financing availability with the FHLB of San Francisco in which it can borrow an additional $132.9 million. During the six months ended June 30, 2018, we borrowed $141.0 million and repaid $101.0 million under this line. At June 30, 2018, total FHLB borrowings were $60.0 million and the Company has pledged loans in the amount of $658.9 million as collateral for this line.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
FHLB advances:
Average amount outstanding during the period	$35,429	$20,440	$41,370	$10,497
Maximum month-ending amount outstanding during the period	74,000	45,000	77,000	45,000
Balance, end of period	60,000	45,000	60,000	45,000
Interest rate, end of period	2.08%	1.09%	2.08%	1.09%
Weighted average interest rate during the period	1.87%	0.96%	1.71%	0.96%

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

At June 30, 2018, the outstanding balance under the facility totaled $4.2 million and the interest rate was 5.25%. The weighted average interest rate during the three and six months ended June 30, 2018 was 5.11% and 5.00%, respectively. There were no senior secured note balances during the three and six months ended June 30, 2017. At June 30, 2018, the Company was in compliance with all loan covenants on the facility.

On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million. The terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 10.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

Federal Funds Purchased

The Company may borrow up to $67.0 million overnight on an unsecured basis from four of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities June 30, 2018 or December 31, 2017, respectively. The weighted average interest rate for the three and six months ended June 30, 2018 was 3.04% and 2.44%, respectively. There were no federal fund purchased balances during the three and six months ended June 30, 2017

Other Borrowings

As of June 30, 2018, the Company had borrowing capacity of approximately $4.9 million with the Federal Reserve Bank discount window. The Company had pledged securities held-to-maturity in the amount of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of June 30, 2018 and December 31, 2017.

Shareholders’ Equity

Total shareholders’ equity increased $3.1 million, or 3.0%, to $108.8 million at June 30, 2018 from $105.7 million at December 31, 2017. The increase in total shareholders’ equity is primarily attributable to $5.8 million in net earnings and $0.9 million in share-based compensation, partially offset by $2.9 million in cash dividends and $0.3 million in repurchased shares during the six months ended June 30, 2018.

Summary of Critical Accounting Policies

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our consolidated financial statements. Our significant policies relate to the allowance for credit losses on loans held for investment, loan sales and servicing of financial assets and fair value measurements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2017 annual report included in our Form S-4 filing with the SEC on April 25, 2018. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2018.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss or reduced earnings due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have historically experienced positive loan growth and therefore maintain the majority of our investment portfolio in cash equivalent assets. Market risk may include more than one type of risk and can quickly impact our earnings and the economic value of the Company's assets, liabilities, and off-balance sheet items.

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

The following table presents estimated changes in portfolio equity using a base market interest rate and changes to this base scenario given an immediate and sustained upward movement in interest rates of 100, 200 and 300 basis points and an immediate and sustained downward movement in interest rates of 100 and 200 basis points at June 30, 2018.

Market Value of Portfolio Equity
June 30, 2018

	Market Value	Percentage of Change From Base Case	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$167,048	4.7%	0.8%	6.7%
Up 200 basis points	$165,145	3.5%	0.6%	5.0%
Up 100 basis points	$162,872	2.1%	0.3%	3.0%
Base	$159,550	—	—	—
Down 100 basis points	$154,251	(3.3)%	(0.5)%	(4.7)%
Down 200 basis points	$152,907	(4.2)%	(0.7)%	(5.9)%

Net Interest Income Sensitivity

Net interest income is our most significant component of earnings. When net interest income follows the direction of interest rates, the Company is considered “asset-sensitive.” For asset-sensitive banks, net interest income will increase when interest rates increase and decrease when interest rates decline. If net interest income does not follow the direction of interest rates, the Company is considered “liability-sensitive.” For liability-sensitive banks, net interest income will increase when interest rates decline and decrease when interest rates increase. As of June 30, 2018, we are considered "asset-sensitive" as increases in interest rates will positively affect our net interest income.

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

Sensitivity of Net Interest Income
June 30, 2018

	Adjusted Net Interest Income	Percentage Change From Base Case	Net Interest Margin Percentage	Net Interest Margin Change
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$49,425	19.35%	5.11%	19.11%
Up 200 basis points	$46,824	13.07%	4.84%	12.82%
Up 100 basis points	$44,170	6.66%	4.57%	6.53%
Base	$41,413	—	4.29%	—
Down 100 basis points	$37,784	(8.76)%	3.92%	(8.62)%
Down 200 basis points	$34,871	(15.80)%	3.63%	(15.38)%

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

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include borrowing capacity under a $25.0 million line of credit from another bank in which one of the executives of the Company is also a member of the lending bank’s board of directors, intercompany tax payments from the Bank, and our ability to raise capital, issue subordinated debt, and secure outside borrowings. Our ability to declare dividends depends upon cash on hand, availability on our $25.0 million line of credit and dividends from First Choice Bank. First Choice Bank’s dividend practices in turn depends upon its earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors (refer to the Regulatory Capital section below for a discussion of dividend limitations at both the holding company and bank).

On July 31, 2018, First Choice Bancorp received final approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million. We believe the available liquidity under the Company's senior secured notes will be sufficient to fund the holding company's cash flow needs over the next 12 months.

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

Consolidated Company Liquidity

Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds and repos, and interest bearing deposits, other investments with a remaining maturity of one year or less, and available-for-sale and equity securities plus held-to-maturity securities and loans held for sale) divided by total assets. Using this definition at June 30, 2018, our liquidity ratio was 17.42%. Our current policy requires that we maintain a liquidity ratio of at least 15% measured monthly.

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

Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $4.9 million and $16.9 million, respectively. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash used in investment activities for the six months ended June 30, 2018 and 2017 was $39.7 million and $47.1 million, respectively. During the six months ended June 30, 2018, the primary components of cash flows used in investing activities was our net increase in loans, which totaled $40.2 million. During the six months ended June 30, 2017, the primary driver of cash flows used in investing activities was purchases of securities available for sale of $7.0 million and a net increase in loans of $41.7 million.

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $52.9 million and $42.4 million, respectively. For the six months ended June 30, 2018, cash provided by financing activities primarily results from a $40.0 million increase in FHLB borrowings, a $12.3 million increase in deposits and a $3.8 million increase in senior secured notes, offset by $2.9 million in cash dividends paid. For the six months ended June 30, 2017, cash provided by financing activities primarily came from a $45.0 million increase in FHLB borrowings, offset by $2.9 million in cash dividends paid.

Additional sources of liquidity available to us at June 30, 2018 include $132.9 million in financing availability with the FHLB (secured by $658.9 million in loans), $4.9 million in borrowing capacity at the discount window with the Federal Reserve Bank (secured by $5.3 million in securities held-to-maturity), and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $67.0 million.

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

Contractual Obligations. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of June 30, 2018.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(in thousands)
Deposits without a stated maturity	$551,250	$551,250	$—	$—	$—
Time deposits	233,707	152,596	61,451	18,160	1,500
FHLB advances	60,000	60,000	—	—	—
Federal funds purchased	—	—	—	—	—
Senior secured revolving facility	4,150	—	4,150	—	—
Operating lease obligations	1,823	841	962	20	—
	$850,930	$764,687	$66,563	$18,180	$1,500

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

At June 30, 2018, we had unused loan commitments of $258.2 million and standby letters of credit of $1.3 million. At December 31, 2017, we had unused loan commitments of $237.4 million and standby letters of credit of $1.0 million.

The Company qualifies to participate in a state public deposit program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of June 30, 2018, deposit balances under this program totaled $40.0 million. In connection with our participation in this program, we pledged $44.0 million in loans with the FHLB that serve as collateral for $44.0 million in letters of credit issued by FHLB to guarantee the state public deposits.

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

The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by January 1, 2019. The capital conservation buffer during 2018 is 1.875%. The net unrealized gain or loss on investment securities available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the actual capital ratios for the Bank:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Plus Capital Conservation Buffer Phase-In (1)	For Well Capitalized Requirement	Plus Capital Conservation Buffer Fully Phased-In
June 30, 2018:
Total Capital (to risk-weighted assets)	14.73%	8.00%	9.875%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	13.48%	6.00%	7.875%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	13.48%	4.50%	6.375%	6.50%	7.00%
Tier 1 Capital (to average assets)	12.16%	4.00%	4.000%	5.00%	4.00%

December 31, 2017:
Total Capital (to risk-weighted assets)	14.72%	8.00%	9.250%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	13.46%	6.00%	7.250%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	13.46%	4.50%	5.750%	6.50%	7.00%
Tier 1 Capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%

(1)
Ratios for June 30, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as June 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Reorganization dated September 1, 2017 by and among First Choice Bank, First Choice Bancorp and FCB Merger Company.[1]

2.2	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[2]

3.1	Articles of Incorporation of First Choice Bancorp.[3]

3.2	Bylaws of First Choice Bancorp.[4]

4.1	Specimen common stock certificate of First Choice Bancorp.[5]

10.1	First Choice Bancorp 2013 Omnibus Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[4]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[5]	Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

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

FIRST CHOICE BANCORP

Dated: August 8, 2018	/s/ Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2018	/s/ Yvonne Liu Chen
Executive Vice President and Chief Financial Officer
(principal financial officer)