Form 10-Q
period 2018-09-30
First Choice Bancorp
filed 2018-11-14
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer: [ ]	Non-accelerated Filer: [ ] (Do not check if a smaller reporting company)

Smaller Reporting Company: [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)         ☐ Yes ☒ No

There were 11,758,183 shares of common stock outstanding as of October 31, 2018.

FIRST CHOICE BANCORP AND SUBSIDIARIES
FORM 10-Q
September 30, 2018

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS	(in thousands, except share data)
Cash and due from banks	$12,140	$5,405
Interest-bearing deposits at other banks	178,834	97,727
Federal funds sold	3,000	—
Total cash and cash equivalents	193,974	103,132
Securities available-for-sale, at fair value	28,473	32,460
Securities held-to-maturity, at cost	5,333	5,300
Equity securities, at fair value	2,500	2,542
Loans held for sale, at lower of cost or fair value	26,122	10,599
Loans held for investment	1,225,376	741,713
Allowance for loan losses	(10,656)	(10,497)
Loans held for investment, net	1,214,720	731,216
Federal Home Loan Bank stock, at cost	6,135	3,640
Accrued interest receivable	4,996	3,108
Premises and equipment	2,131	1,035
Servicing rights asset	3,162	2,618
Deferred taxes, net	7,740	4,495
Goodwill	73,425	—
Core deposit intangible	6,775	—
Other assets	11,870	3,650
TOTAL ASSETS	$1,587,356	$903,795
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$553,253	$235,584
Money market, interest checking and savings	496,257	372,699
Time deposits	257,600	164,396
Total deposits	1,307,110	772,679
Short-term borrowings	15,000	20,000
Senior secured notes	12,550	350
Accrued interest payable and other liabilities	9,319	5,072
Total liabilities	1,343,979	798,101
Commitments and contingencies - Notes 9 and 11	—	—
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,720,582 at September 30, 2018 and 7,260,119 at December 31, 2017	217,352	87,837
Additional paid-in capital	7,439	1,940
Retained earnings	19,624	16,459
Accumulated other comprehensive loss - net
Unrealized loss on available-for-sale securities, net of taxes of $436 at September 30, 2018 and $228 at December 31, 2017	(1,038)	(542)
Total shareholders’ equity	243,377	105,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,587,356	$903,795
See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017 (restated(1))	2018	2017 (restated(1))
	(in thousands, except share and per share data)
INTEREST INCOME
Interest and fees on loans	$17,296	$12,320	$10,189	$40,237	$27,784
Interest on investment securities	226	233	231	698	731
Interest on deposits in other financial institutions	621	294	278	1,176	733
Dividends on FHLB and other stock	46	68	56	182	204
Total interest income	18,189	12,915	10,754	42,293	29,452
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	1,223	969	996	3,012	3,023
Interest on time deposits	1,072	919	535	2,607	1,333
Interest on borrowings	98	208	73	508	125
Total interest expense	2,393	2,096	1,604	6,127	4,481
Net interest income	15,796	10,819	9,150	36,166	24,971
Provision for loan losses	600	320	1,000	1,120	1,000
Net interest income after provision for loan losses	15,196	10,499	8,150	35,046	23,971
NONINTEREST INCOME
Gain on sale of loans	171	448	1,075	866	3,163
Service charges and fees on deposit accounts	380	208	102	803	231
Net servicing fees	39	126	211	318	571
Other income (loss)	115	(3)	45	60	161
Total noninterest income	705	779	1,433	2,047	4,126
NONINTEREST EXPENSE
Salaries and employee benefits	5,143	3,578	3,921	12,837	11,265
Occupancy and equipment	891	567	574	1,978	1,544
Data processing	666	448	398	1,536	1,084
Professional fees	400	378	413	1,082	611
Office, postage and telecommunications	256	193	202	641	523
Deposit insurance and regulatory assessments	143	86	97	339	316
Loan related	142	101	80	327	238
Customer service related	208	101	144	448	407
Merger, integration and public company registration costs	3,797	356	—	4,527	—
Amortization of core deposit intangible	133	—	—	133	—
Other expenses	586	509	345	1,511	1,266
Total noninterest expense	12,365	6,317	6,174	25,359	17,254
Income before taxes	3,536	4,961	3,409	11,734	10,843
Income taxes	932	1,526	1,418	3,317	4,444
Net income	$2,604	$3,435	$1,991	$8,417	$6,399
Net income per share:
Basic	$0.26	$0.47	$0.28	$1.02	$0.89
Diluted	$0.25	$0.47	$0.28	$1.01	$0.88
Weighted-average common shares outstanding:
Basic	10,144,954	7,172,020	7,111,331	8,170,234	7,098,560
Diluted	10,357,069	7,214,473	7,146,869	8,268,763	7,134,056

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error. See Note 2 to the Notes to Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2018
(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Balance at December 31, 2017	—	$—	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative effects of changes in accounting principles (1)	—	—	—	—	—	(24)	24	—
Net income	—	—	—	—	—	8,417	—	8,417
Stock and fair value of replacement awards issued in connection with business combination	—	—	4,386,816	125,902	7,371	—	—	133,273
Stock-based compensation	—	—	—	—	1,296	4	—	1,300
Cash dividends ($0.60 per share)	—	—	—	—	—	(5,232)	—	(5,232)
Exercise of stock options	—	—	74,343	2,126	(1,373)			753
Issuance of restricted shares, net	—	—	11,723	—	—	—	—	—
Vesting of restricted shares	—	—	—	1,487	(1,487)	—	—	—
Repurchase of shares	—	—	(12,419)	—	(308)	—	—	(308)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(520)	(520)
Balance at September 30, 2018	—	$—	11,720,582	$217,352	$7,439	$19,624	$(1,038)	$243,377

(1)	Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

See accompanying Notes to Condensed Consolidated Financial Statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES	(in thousands)
Net income	$8,417	$6,399
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	509	402
Amortization of premiums of investment securities	152	232
Amortization of servicing asset	753	299
Provision for loan losses	1,120	1,000
Provision for losses - unfunded commitments	53	208
Gain on sale of loans	(866)	(3,163)
Loss on disposal of fixed assets	6	2
Loans originated for sale	(26,934)	(30,040)
Proceeds from loans originated for sale	12,047	48,863
(Accretion) amortization of net discounts and deferred loan fees, net	(2,672)	341
Change in fair value of equity securities	140	—
Deferred income taxes	1,585	—
Stock-based compensation	1,300	1,081
Appreciation of Bank Owned Life Insurance	(18)	—
Decrease (increase) in other items, net	674	(56)
Net cash (used in) provided by operating activities	(3,734)	25,568
INVESTING ACTIVITIES
Cash acquired in business combination	111,035	—
Proceeds from maturities and paydown of securities available-for-sale	2,982	3,394
Proceeds from maturities and paydown of securities held-to-maturity	30	357
Purchase of securities available-for-sale	(1,185)	(6,968)
Proceeds from sale of securities available-for-sale	1,237	4,399
Purchases of loans	—	(11,845)
Net increase in loans	(82,142)	(70,373)
Purchase of Federal Home Loan Bank and other bank stock	(226)	(169)
Purchase of equity investment	(192)	—
Proceeds from disposal of premises and equipment	6	1
Proceeds from redemption of FRB stock	1,879	—
Purchases of premises and equipment	(767)	(404)
Net cash provided by (used in) investing activities	32,657	(81,608)
FINANCING ACTIVITIES
Net increase in deposits	59,506	36,970
Net (decrease) increase in short-term borrowings	(5,000)	20,000
Increase in senior secured notes	12,200	—
Cash dividends paid	(5,232)	(4,320)
Repurchase of shares	(308)	(133)
Proceeds from exercise of stock options	753	257
Net cash provided by financing activities	61,919	52,774
Increase (decrease) in cash and cash equivalents	90,842	(3,266)
Cash and cash equivalents, beginning of period	103,132	110,032
Cash and cash equivalents, end of period	$193,974	$106,766

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$5,873	$4,515
Taxes paid	$4,100	$4,140
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$195	$(11,563)
Servicing rights asset recognized	$243	$739
Transfer of securities available-for-sale to equity securities	$2,540	$—
Issuance of common stock for acquisition, including stock option consideration	$133,273	$—

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

The Bank was incorporated under the laws of the State of California in March 2005, and commenced banking operations in August 2005. First Choice is organized as a single operating segment, the Bank, operating with eleven full-service branches in Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, two downtown Los Angeles locations, Pasadena, Rowland Heights, San Diego and West Los Angeles, California. This includes our operating division ProAmérica which is based in one of our downtown branches. The Bank’s primary source of revenue is providing loans and deposit products to customers, who are predominately small and middle-market businesses and individuals within its principal market area which is defined as the seven Southern California Counties of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial.

First Choice completed the acquisition of Pacific Commerce Bancorp ("PCB") on July 31, 2018. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 3. Business Combination, for more information about the PCB acquisition.

On October 1, 2018, First Choice Bank satisfied the requirements of the Federal Reserve Bank and became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank. Refer to Note 17. Subsequent Events for more information about the Bank becoming a state member bank.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of First Choice, and its wholly-owned subsidiary, First Choice Bank, a California state-chartered bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are included in the Company’s joint proxy statement/prospectus filed with the United States Securities and Exchange Commission ("SEC") on May 2, 2018 pursuant to Rule 424(b)(3).

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2017 condensed consolidated balance sheet to conform to the presentation as of September 30, 2018. These reclassifications, which resulted in a $695 thousand decrease in "Gross loans held for investment" and previously reported "Net discount of purchased loans", had no impact on "Loans held for investment, net". The Company combined the previously individually reported occupancy and equipment expense item to resulting in a reclassification of $206 thousand and $262 thousand of equipment expenses for the three months ended June 30, 2018 and September 30, 2017 and $615 thousand for the nine months ended September 30, 2107 to conform to current presentation of combined occupancy and equipment expenses. Additionally, in connection with the adoption of ASU 2016-01, $2.5 million was reclassified from "Securities available-for-sale" to "Equity securities" (Refer to Accounting Standards Adopted in 2018 below).

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

Accounting Policies

Our accounting policies are described in Note 1. Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016 included in the Company's joint proxy statement/prospectus filed with the SEC on May 2, 2018 pursuant to Rule 424(b)(3). Updates to our significant accounting policies described below relate to the acquisition of PCB.

Business Combinations

Business combinations are accounted for using the purchase accounting method. Under the purchase accounting method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Refer to Note 3 - Business Combination and Note 7 - Goodwill and Intangible Assets for further information.

Goodwill and other identifiable intangible assets will be tested for impairment no less than annually each year or when circumstances arise indicating impairment may have occurred. We selected April 30th as our annual impairment measurement date. In its determination of whether impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized in the accompanying consolidated statements of income. There was no impairment recognized related to goodwill or other identifiable intangible assets for the three and nine months ended September 30, 2018.

The Company accounts for merger-related costs, which may include advisory, legal, accounting, valuation, and other professional or consulting fees, as expenses in the periods in which the costs are incurred and the services are received.

Core deposit intangible ("CDI") is a measure of the value of depositor relationships resulting from whole bank acquisitions. CDI is amortized on an accelerated method over an estimated useful life of approximately 10 years.

Purchased Credit-impaired Loans

Purchased credit impaired loans (“PCI loans”) are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contractually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired.

At the time of acquisition we calculate the difference between the (i) contractual amount and timing of principal and interest payments (the “contractual cash flows”) and (ii) the estimated amount and timing of expected principal and interest payments (the “expected cash flows”). The difference between contractual cash flows and expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios. The nonaccretable difference is subject to change over time based on the performance of the PCI loan portfolios. The carrying value of PCI loans is reduced by principal and interest payments received and increased by the portion of the accretable yield recognized as interest income.

The excess of the expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.

The initial determination of fair value and the subsequent accounting for PCI loans is performed on an individual loan basis. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606)(“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”) was issued in August 2015 and deferred adoption to annual reporting periods beginning after December 15, 2017. The adoption of ASU 2014-09 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements as the largest portions of its revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance. The Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. See Note 16 - Revenue Recognition for a summary of revenue from contracts with customers.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. Early adoption is permitted for only one of the six amendments. In addition, this update also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. The Company measures the fair value of financial instruments reported at amortized cost in the balance sheet using the exit price notion (refer to Note 15 - Fair Value of Financial Instruments for further discussion). The Company has evaluated its applicable equity investments and determined that other bank stocks qualify for the measurement exception, which allows those investments to be measured at cost less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any impairment will be recorded prospectively through earnings, with related disclosures to be made. Upon adoption on January 1, 2018, the Company recognized a net $24 thousand reclassification from accumulated other comprehensive income to retained earnings relating to equity securities with a readily determinable fair value. In addition, equity securities measured at fair value through net income are shown separately in the balance sheet from securities available-for-sale. The equity securities in the prior period balance sheet have been reclassified to conform to the current period presentation.

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

In March 2018, the FASB issued ASU 2018-4, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (ASU 2018-04) which incorporate into the Accounting Standards Codification recent SEC guidance issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

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

In May 2018, FASB issued ASU 2018-06, Codification Improvements to Topic 942, Depository and Lending-Income Taxes. ASU 2018-06 amends the guidance in Subtopic 942-740, Financial Services-Depository and Lending-Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency and no longer is relevant. The adoption of these amendments did not have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of these amendments did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The adoption of ASU 2018-13 is not expected to significantly impact the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15").  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-15 is not expected to significantly impact the Company's consolidated financial statements.

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

The decision to restate these consolidated financial statements was based on the Company’s conclusion that it had been overly conservative in its earnings calculations, primarily as a result of the complex accounting treatment for the Company’s equity compensation plan. In addition, the Company had provided accruals for expenses in years 2014, 2015 and 2016 in anticipation of incurring certain expenses, which expenses, for a number of different reasons, were never incurred. The result was that the Company had over-accrued for expenses. The net after-tax result of the restatement was the Company earned approximately $1.06 million more in net income than was reported in the consolidated financial statements for the years ended December 31, 2014 through 2016. In each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company had incorrectly accrued for certain expenses resulting in $156 thousand less in income after taxes for the nine months ended September 30, 2017. The restatement for the years ended 2014 through 2016 and the nine months ended September 30, 2017 are reflected in the Company's audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are included in the Company's joint proxy statement/prospectus filed with the SEC on May 2, 2018 pursuant to Rule 424(b)(3).

The net after-tax impact on net income for the three months ended September 30, 2017 was a decrease of $195 thousand. The primary components of the impact on noninterest expense were increases of $279 thousand in salaries and employee benefits and $71 thousand in professional fees partially offset by a $55 thousand decrease in deposit insurance and regulatory assessments and a $135 thousand decrease in income taxes. The net after-tax impact on net income for the nine months ended September 30, 2017 was a decrease of $156 thousand. The primary components of the impact on noninterest expense were an increase of $277 thousand in salaries and employee benefits, partially offset by decreases of $75 thousand in professional fees and $109 thousand in income taxes. As of September 30, 2017, the restatement resulted in an increase in other assets and total assets of $132 thousand, an increase in other liabilities and total liabilities of $288 thousand and a $156 thousand increase in retained earnings and total equity.

NOTE 3.    BUSINESS COMBINATION

On February 26, 2018, the Company announced that it entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), by which Pacific Commerce Bancorp ("PCB") would be merged with and into First Choice Bancorp; and Pacific Commerce Bancorp’s bank subsidiary, Pacific Commerce Bank, would be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, the Company completed its acquisition of PCB. The Merger was an all stock transaction valued at approximately $133.3 million, or $13.69 per share, based on a closing price of First Choice common stock of $28.70 for as of July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the final exchange ratio) of the Company's common stock, with cash paid in lieu of any fractional shares. The final exchange ratio was higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, lower than budgeted merger transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, the Company issued 4,386,816 shares of First Choice common stock in exchange for the outstanding shares of PCB common stock. In addition, the Company issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue with First Choice had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of First Choice common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued with First Choice, their stock options were converted into rollover stock options exercisable into 142,297 shares of First Choice common stock.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The acquisition of PCB provides First Choice with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border.

The following table represents the fair value of assets acquired and liabilities assumed of PCB, as of July 31, 2018, recorded using the acquisition method of accounting:

Fair Value
(in thousands)
Assets acquired:
Cash and cash equivalents	$111,035
Loans held for investment, net	399,822
Investment in restricted stock, at cost	4,148
Premises and equipment	719
Servicing assets	1,054
Cash surrender value of bank-owned life insurance	4,712
Deferred taxes	4,612
Core deposit intangible	6,908
Accrued interest receivable and other assets	3,487
Total assets acquired	$536,497

Liabilities assumed:
Deposits	$474,925
Accrued interest payable and other liabilities	1,724
Total liabilities assumed	476,649
Net assets acquired	$59,848

Purchase consideration:
Fair value of shares of First Choice issued in the merger	$125,902
Fair value of equity awards exchanged	7,371
Total purchase consideration	133,273
Goodwill recognized	$73,425

As the final PCB tax return has not yet been completed, initial accounting for taxes was incomplete as of September 30, 2018. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. These changes could differ materially from what is presented above.

Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and was primarily attributable to the expected synergies and economies of scale expected from combining the operations of First Choice and PCB. Goodwill is not deductible for U.S. income tax purposes and is not amortized. Rather, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value.

The following table presents the amounts that comprise the fair value of loans acquired, excluding PCI loans, from PCB:

Loans
(in thousands)
Contractual amounts receivable	$408,401
Contractual cash flows not expected to be collected	(6,148)
Expected cash flows	402,253
Interest component of expected cash flows	(5,484)
Fair value of loans acquired, excluding PCI loans	$396,769

A component of total loans acquired from PCB were PCI loans. The following table presents the amounts that comprise the fair value of PCI loans (Refer to Note 5. Loans for additional information regarding PCI loans):

PCI Loans
(in thousands)
Contractually required payments receivable (principal and interest)	$8,580
Nonaccretable difference (contractual cash flows not expected to be collected)	(3,416)
Expected cash flows	5,164
Accretable yield	(2,111)
Fair value of PCI loans acquired	$3,053

The following table presents the components of merger, integration and public company registration costs for the periods indicated:

	Three Months Ended		Nine Months Ended September 30, 2018
	September 30, 2018	June 30, 2018
	(in thousands)
Severance	$1,696	$—	$1,696
Professional fees	184	183	710
Systems integration	1,887	17	1,903
Other	30	156	218
Total	$3,797	$356	$4,527

The following table presents the total revenue and net income amounts related to PCB's operations included in First Choice's consolidated statements of income for the periods indicated:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Net interest income and noninterest income	$5,416	$5,416
Net income	$2,185	$2,185

Supplemental pro forma disclosures

The following supplemental pro forma information presents the financial results for the three and nine months ended September 30, 2018 and 2017 as if the acquisition of PCB, which was completed on July 31, 2018, and presents the net interest income and noninterest income, net income and net income per basic and diluted share as if the acquisition of PCB was effective as of January 1, 2017.  The unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net interest income and noninterest income	$18,480	$17,872	$54,808	$51,152
Net income	$5,298	$3,779	$15,179	$12,008
Net income per share:
Basic	$0.45	$0.33	$1.30	$1.04
Diluted	$0.45	$0.33	$1.29	$1.03

NOTE 4.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at September 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$7,686	$—	$(436)	$7,250
Collateralized mortgage obligations	12,221	—	(493)	11,728
SBA pools	10,039	—	(544)	9,495
	$29,946	$—	$(1,473)	$28,473

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(179)	$3,161
Mortgage-backed securities	1,993	—	(149)	1,844
	$5,333	$—	$(328)	$5,005

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$8,698	$4	$(206)	$8,496
Collateralized mortgage obligations	13,872	40	(253)	13,659
SBA pools	10,559	—	(254)	10,305
	$33,129	$44	$(713)	$32,460

Securities held-to-maturity:
U.S. Government and agency securities	$3,273	$—	$(18)	$3,255
Mortgage-backed securities	2,027	—	(53)	1,974
	$5,300	$—	$(71)	$5,229

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at September 30, 2018, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,340	3,161	—	—
Due after ten years (1)	1,993	1,844	29,946	28,473
	$5,333	$5,005	$29,946	$28,473

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

There were $1.2 million and $1.2 million in sales of investment securities available-for-sale during the three and nine months ended September 30, 2018. There were zero and $4.4 million in sales of investment securities available-for-sale for the three and nine months ended September 30, 2017. There were no maturities or calls of investment securities during the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018 securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as discussed in Note 9 – Borrowing Arrangements.

As of September 30, 2018 and December 31, 2017, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
September 30, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$(12)	$687	$(424)	$6,563	$(436)	$7,250
Collateralized mortgage obligations	(15)	1,776	(478)	9,952	(493)	11,728
SBA pools	—	—	(544)	9,495	(544)	9,495
	$(27)	$2,463	$(1,446)	$26,010	$(1,473)	$28,473
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(179)	$3,161	$(179)	$3,161
Mortgage-backed securities	—	—	(149)	1,844	(149)	1,844
	$—	$—	$(328)	$5,005	$(328)	$5,005
December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$(1)	$59	$(205)	$7,639	$(206)	$7,698
Collateralized mortgage obligations	(74)	4,329	(179)	7,946	(253)	12,275
SBA pools	(20)	3,858	(234)	6,447	(254)	10,305
	$(95)	$8,246	$(618)	$22,032	$(713)	$30,278
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(18)	$3,255	$(18)	$3,255
Mortgage-backed securities	(6)	949	(47)	1,025	(53)	1,974
	$(6)	$949	$(65)	$4,280	$(71)	$5,229

As of September 30, 2018, the Company had 27 investment securities where estimated fair value had decreased 5.1% from amortized cost. Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2018, the Company had one mutual fund investment consisting of high quality debt securities and other debt instruments supporting affordable housing and community development in the United States. There is a readily determinable market value available for this equity investment and therefore with the adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of this equity security are recognized in earnings. Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from accumulated other comprehensive income ("AOCI") to retained earnings. ASU 2016-01 also eliminated the requirement to classify equity investments into different categories such as "available-for-sale." The adoption of ASU 2016-01 may result in more earnings volatility as changes in fair value of certain equity investments will now be recorded in the statement of earnings as opposed to AOCI. The fair value of equity securities was $2.5 million at September 30, 2018. During the three and nine months ended September 30, 2018, the Company recognized gross losses of $23 thousand and $94 thousand related to negative changes in fair value during the periods.

At September 30, 2018, the Company held investment securities issued by Fannie Mae whose market value represented approximately 12.9% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at September 30, 2018.

Federal Home Loan Bank Stock and Other Bank Stocks

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own FHLB stock at least equal to the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At September 30, 2018 and December 31, 2017, the Bank owned $6.1 million and $3.6 million of FHLB stock, which is carried at cost. The Company received $2.3 million in FHLB stock previously owned by PCB in the PCB acquisition and purchased zero and $226 thousand of FHLB stock during the three and nine months ended September 30, 2018. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2018, and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Company also has restricted securities in the form of capital stock invested in two different banker’s bank stocks ("other bank stock"). Common and preferred stock invested in these entities, which is included in other assets in the condensed consolidated balance sheets, totaled $1.0 million and $293 thousand at September 30, 2018 and December 31, 2017. In connection with the acquisition of PCB, the Company received $788 thousand in restricted securities previously owned by PCB. With the adoption of ASU No. 2016-01 on January 1, 2018, equity investments (except those accounted for under the equity method of accounting or that result in the consolidation of the investee) are recorded at fair value, with changes in the fair value recognized in earnings unless there is no readily determinable fair value. As there is no readily determinable fair value for the other bank stock, these restricted securities are measured under the practicability exception which requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2018, the Company recognized zero and $46 thousand in losses related to changes in the fair value of these equity securities.

NOTE 5. LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within its principal market area including Los Angeles County, Orange County and San Diego County of California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

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

As of September 30, 2018, the Company had certain qualifying loans with an unpaid principal balance of $668.0 million pledged as collateral under a secured borrowing arrangement with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

The composition of the Company’s loan portfolio at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
	Loans	PCI Loans	Total	December 31, 2017
	(in thousands)
Construction and land development	$172,938	$—	$172,938	$115,427
Real estate:
Residential	60,570	—	60,570	63,415
Commercial real estate - owner occupied	180,985	104	181,089	52,753
Commercial real estate - non-owner occupied	391,536	1,383	392,919	251,821
Commercial and industrial(1)	270,016	645	270,661	169,183
SBA loans	146,472	887	147,359	88,688
Consumer	—	—	—	826
Loans held for investment, net of discounts	1,222,517	3,019	1,225,536	742,113
Net deferred origination fees	(160)	—	(160)	(400)
Loans held for investment	$1,222,357	$3,019	$1,225,376	$741,713
Allowance for loan losses	(10,656)	—	(10,656)	(10,497)
Loans held for investment, net	$1,211,701	$3,019	$1,214,720	$731,216

(1)
Includes loans secured by the cash surrender values (CSV) of life insurance policies totaling $33.1 million and $32.8 million at the September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balances to the aggregate CSV for this portfolio totaled 94.9% and 88.1%.

Loans held for investment were comprised of the following components at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Gross loans(1)	$1,239,442	$745,887
Unamortized net discounts(2)	(13,906)	(3,774)
Net unamortized deferred origination fees	(160)	(400)
Loans held for investment	$1,225,376	$741,713

(1)	Gross loans include purchased credit impaired loans with a net carrying value of $3.0 million, or 0.24% of gross loans.

(2)
Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At September 30, 2018 net discounts related to acquired loans totaled $11.3 million of which $10.9 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 6.0 years.

A summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$10,376	$11,333	$10,497	$11,599
Provision for loan losses	600	1,000	1,120	1,000
Charge-offs	(358)	(1,548)	(1,133)	(1,814)
Recoveries	38	18	172	18
Net charge-offs	(320)	(1,530)	(961)	(1,796)
Balance, end of period	$10,656	$10,803	$10,656	$10,803

The following table presents the activity in the allowance for loan losses for three and nine months ended September 30, 2018 and 2017 by portfolio segment:

	Three Months Ended September 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Provision for (reversal of) loan losses	295	28	141	70	(215)	281	—	600
Charge-offs	—	—	—	—	(8)	(350)	—	(358)
Recoveries	—	—	—	—	38	—	—	38
Net recoveries (charge-offs)	—	—	—	—	30	(350)	—	(320)
Balance, September 30, 2018	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,898	412	778	2,825	3,103	1,640	—	10,656
	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$95	$1,032	$—	$1,127
Collectively	172,938	60,570	180,985	391,536	269,921	145,440	—	1,221,390
PCI loans			104	1,383	645	887		3,019
	$172,938	$60,570	$181,089	$392,919	$270,661	$147,359	$—	$1,225,536

	Three Months Ended September 30, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, June 30, 2017	$1,606	$663	$609	$2,891	$3,604	$1,861	$99	$11,333
Provision for (reversal of) loan losses	131	(46)	63	165	444	234	9	1,000
Charge-offs	—	—	—	—	(1,384)	(164)	—	(1,548)
Recoveries	—	—	—	—	18	—	—	18
Net charge-offs	—	—	—	—	(1,366)	(164)	—	(1,530)
Balance, September 30, 2017	$1,737	$617	$672	$3,056	$2,682	$1,931	$108	$10,803

	Nine Months Ended September 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	301	37	123	(311)	221	757	(8)	1,120
Charge-offs	—	—	—	—	(522)	(611)	—	(1,133)
Recoveries	—	—	—	—	172	—	—	172
Net charge-offs	—	—	—	—	(350)	(611)	—	(961)
Balance, September 30, 2018	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656

	Nine Months Ended September 30, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2016	$1,827	$924	$618	$2,501	$3,541	$2,086	$102	$11,599
Provision for (reversal of) loan losses	(90)	(307)	54	555	509	273	6	1,000
Charge-offs	—	—	—	—	(1,386)	(428)	—	(1,814)
Recoveries	—	—	—	—	18	—	—	18
Net charge-offs	—	—	—	—	(1,368)	(428)	—	(1,796)
Balance, September 30, 2017	$1,737	$617	$672	$3,056	$2,682	$1,931	$108	$10,803

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

The risk category of loans held for investment, net of discounts by class of loans, excluding PCI loans, as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$172,938	$—	$—	$172,938
Real estate:
Residential	60,570	—	—	60,570
Commercial real estate - owner occupied	176,988	3,997	—	180,985
Commercial real estate - non-owner occupied	390,401	1,135	—	391,536
Commercial and industrial	257,180	9,338	3,498	270,016
SBA loans	139,044	4,705	2,723	146,472
	$1,197,121	$19,175	$6,221	$1,222,517

(1)	At September 30, 2018, substandard loans included $1.1 million of impaired loans.

	December 31, 2017
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$115,427	$—	$—	$115,427
Real estate:
Residential	63,415	—	—	63,415
Commercial real estate - owner occupied	52,753	—	—	52,753
Commercial real estate - non-owner occupied	251,821	—	—	251,821
Commercial and industrial	161,678	6,871	634	169,183
SBA loans	83,327	4,014	1,347	88,688
Consumer	826	—	—	826
	$729,247	$10,885	$1,981	$742,113

(1)	At December 31, 2017, substandard loans included $1.8 million of impaired loans.

The unpaid principal balance of past due and nonaccrual loans, excluding PCI loans, presented by loan class as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Commercial real estate - owner occupied	$4,499	$—	$—	$—
Commercial and industrial	102	—	—	95
SBA loans	256	541	—	1,032
Total	$4,857	$541	$—	$1,127

	December 31, 2017
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Residential	$1,079	$—	$—	$—
Commercial and industrial	—	—	—	634
SBA loans	—	—	—	1,127
Total	$1,079	$—	$—	$1,761

A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, excluding PCI loans, presented by class of loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$181	$95	$95	$—	$—
SBA loans	2,175	1,361	1,361	—	—
Total	$2,356	$1,456	$1,456	$—	$—

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

	December 31, 2017
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$640	$634	$9	$625	$299
SBA loans	1,266	1,127	771	356	205
Total	$1,906	$1,761	$780	$981	$504

(1)	Recorded investment represents unpaid principal balance, net of charge-offs and interest applied to principal on nonaccrual loans, if any.

The average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$98	$—	$1,160	$—
SBA loans	1,805	9	1,113	—
Total	$1,903	$9	$2,273	$—

	Nine Months Ended September 30, 2017
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$239	$—	$1,342	$—
SBA loans	1,459	19	1,530	—
Total	$1,698	$19	$2,872	$—

At September 30, 2018 and December 31, 2017, the Company had approximately $940 thousand and $1.8 million in recorded investment in loans identified as troubled debt restructurings (“TDR’s”) and had allocated zero and $504 thousand as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of September 30, 2018.

Loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the three and nine months ended September 30, 2018 there were no new loan modifications resulting in TDRs. During the three and nine months ended September 30, 2017, there were two and three new loan modifications resulting in TDRs.

There were no loans modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the three months ended September 30, 2018 and the three and nine months ended September 30, 2017. During the nine months ended September 30, 2018, there was one loan totaling $390 thousand modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans, acquired as part of the PCB acquisition, for the three and nine months ended September 30, 2018 (Refer to Note 3 - Business Combination for further information):

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, June 30, 2018	$—	$—
Loans acquired	3,053	2,111
Accretion	43	(43)
Payments received	(77)	—
Balance, September 30, 2018	$3,019	$2,068

Loans Held for Sale

At September 30, 2018 and December 31, 2017, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $26.1 million and $10.6 million. The Company accounts for loans held for sale at the lower of carrying value or market. At September 30, 2018 and December 31, 2017, the fair value of loans held for sale totaled $27.3 million and $11.5 million.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying condensed consolidated balance sheets. The total loans serviced for others totaled $283.2 million and $222.0 million at September 30, 2018 and December 31, 2017. This includes servicing related to construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions amounting to $86.8 million and $81.6 million at September 30, 2018 and December 31, 2017 for which there is no related servicing rights assets.

Additionally, the loan servicing portfolio includes SBA loans serviced for others of $196.4 million at September 30, 2018 and $140.4 million at December 31, 2017 for which there is a related servicing rights asset. Consideration for the each SBA loan sale includes the cash received and a related servicing rights asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing rights asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing rights assets relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows.

The servicing rights asset at September 30, 2018 and December 31, 2017 totaled $3.2 million and $2.6 million. The servicing rights asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Servicing rights with a fair value of $1.1 million as of July 31, 2018 were purchased as part of the PCB acquisition. Refer to Note 3 - Business Combination. Activity for the SBA servicing rights asset for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$2,448	$2,576	$2,618	$2,262
Additions	1,111	225	1,297	739
Amortization	(397)	(99)	(753)	(299)
Balance, end of period	$3,162	$2,702	$3,162	$2,702

The fair value of servicing rights asset for SBA loans is measured at least quarterly and was $3.3 million and $3.0 million as of September 30, 2018 and December 31, 2017. The significant assumptions used in the valuation of the SBA servicing rights asset at September 30, 2018 included discount rates, ranging from 10.8% to 31.6% and a weighted average prepayment speed assumption of 13.4%.

The following table summarizes the estimated change in the value of servicing assets as of September 30, 2018 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(in thousands)
Prepayment speeds	+10%	$(142)
Prepayment speeds	+20%	(274)
Discount rate	+1%	(97)
Discount rate	+2%	(188)

SBA loans (including SBA 7(a) and SBA 504 loans) sold with servicing rights retained during the three months ended September 30, 2018 and 2017 totaled $2.4 million and $11.3 million. Total gains on sale of SBA loans were $171 thousand and $1.0 million for the three months ended September 30, 2018 and 2017. SBA loans sold during the nine months ended September 30, 2018 and 2017 totaled $11.0 million and $39.2 million. Total gains on sale of SBA loans were $866 thousand and $3.1 million for the nine months ended September 30, 2018 and 2017.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $39 thousand and $211 thousand for the three months ended September 30, 2018 and 2017 including contractually specified servicing fees of $435 thousand and $309 thousand for the three months ended September 30, 2018 and 2017 offset by the amortization indicated in the table above. Net servicing fees totaled $318 thousand and $571 thousand for the nine months ended September 30, 2018 and 2017 including contractually specified servicing fees were $1.1 million and $869 thousand for the nine months ended September 30, 2018 and 2017 offset by the amortization indicated in the table above.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of PCB (Refer to Note 3 - Business Combination for further information), the Company recognized goodwill of $73.4 million and a core deposit intangible of $6.9 million.

The following table presents the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2018:

(in thousands)
Balance, beginning of period	$—
Goodwill recognized	73,425
Balance, end of period	$73,425

The following table presents the changes in core deposit intangible for the three and nine months ended September 30, 2018:

(in thousands)
Balance, beginning of period	$—
Additions	6,908
Amortization	(133)
Impairment	—
Balance, end of period	$6,775

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

(in thousands)
2018	$199
2019	786
2020	771
2021	753
2022	732
Thereafter	3,534
$6,775

NOTE 8. DEPOSITS

The Company’s ten largest depositor relationships accounted for approximately 21.3% of total deposits at September 30, 2018 and 25.5% at December 31, 2017.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $126.0 million and $81.1 million as of September 30, 2018 and December 31, 2017. The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of September 30, 2018, total deposits from the State of California and other public agencies totaled $90.7 million, and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

As of September 30, 2018, the Bank had total borrowing capacity up to $358.7 million from the FHLB subject to providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. As of September 30, 2018, the Company had certain qualifying loans with an unpaid principal balance of $668.0 million pledged as collateral under this borrowing agreement. There were zero and $20.0 million in overnight borrowings under this arrangement, with an interest rate of 0.00% and 1.41% as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company had in place $106.7 million in letters of credit from the FHLB to meet collateral requirements for deposits from the State of California and other public agencies, along with standby letters of credit issued by the FHLB as credit enhancement to guarantee the performance of customers to third parties. As of September 30, 2018, the remaining secured borrowing capacity was $252.1 million.

Federal Funds Unsecured Lines of Credit

The Bank may borrow up to $67.0 million overnight on an unsecured basis from four of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $15.0 million and zero at September 30, 2018 and December 31, 2017.

Federal Reserve Bank Secured Line of Credit

As of September 30, 2018, the Bank had secured borrowing capacity of approximately $4.8 million with the Federal Reserve Bank discount window. As of September 30, 2018, the Company had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of September 30, 2018 and December 31, 2017.

Senior Secured Notes

On July 31, 2018, the Holding Company received approval to increase the available credit under its senior secured notes facility from $10.0 million to $25.0 million. The terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, some of which become effective December 31, 2018, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 10.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due. One of the Company's executives is also a member of the lending bank's board of directors. This facility is secured by 100% of the common stock of the Bank and bears interest, due quarterly, at a rate of U.S. Prime rate plus 0.25% and matures on December 22, 2019 (“Maturity Date”).

Upon maturity, the Company will pay a lookback fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn on December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date.

At September 30, 2018, the outstanding balance under the facility totaled $12.6 million and the interest rate was 5.50%. At December 31, 2017, the outstanding balance under the facility totaled $350 thousand and the interest rate was 4.75%. The weighted average interest rate during the three and nine months ended September 30, 2018 was 5.38% and 5.20%. At September 30, 2018, the Company was in compliance with all loan covenants on the facility.

NOTE 10. INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2018.

As of September 30, 2018, the Company has not yet completed accounting for the enactment of the comprehensive tax legislation commonly referred to as theTax Cuts and Jobs Act (“Tax Act”), which was effective January 1, 2018; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"). As required by SAB 118, the Company continues to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and has recorded an income tax benefit of $226 thousand in the quarter ended September 30, 2018 ("SAB 118 Adjustment"). Any remaining adjustment to the 2017 provisional income tax expense of the Tax Act will be recorded as a component of income tax expense in the fourth quarter of 2018.

For the three months ended September 30, 2018 and 2017, income tax expense was $0.9 million and $1.4 million resulting in an effective income tax rate of 26.4% and 41.6%. For the nine months ended September 30, 2018 and 2017, income tax expense was $3.3 million and $4.4 million resulting in an effective income tax rate of 28.3% and 41.0%. The Company’s effective tax rate was favorably impacted during the three and nine months ended September 30, 2018 by the reduction of the federal income tax rate from 35% to 21% under the Tax Act. The decrease in the Company’s effective tax rate for the quarter ended September 30, 2018 as compared to the quarter ended June 30, 2018 primarily results from the re-measurement of the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 as noted above.

The Company and its subsidiary are subject to federal income and California franchise tax. As of September 30, 2018, the Federal statute of limitations for the assessment of income tax for the years ending after December 31, 2014 remain open and the California statute of limitations for the assessment of franchise tax remain open for the years ending after December 31, 2012.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of September 30, 2018 and December 31, 2017.

In connection with the acquisition of PCB, the Company recorded $4.6 million in net deferred tax assets, including approximately $1.9 million for future tax benefits associated with certain rollover stock options of PCB and approximately $2.7 million related to other purchase accounting adjustments.

NOTE 11. COMMITMENTS

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

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$376,421	$237,371
Standby letters of credit	5,086	996
Total	$381,507	$238,367

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.4 million and $952 thousand at September 30, 2018 and December 31, 2017. In connection with the acquisition of PCB, the Company established a $370 thousand liability representing the fair value of a reserve for the acquired PCB unfunded commitments at the date of acquisition. The reserve for unfunded commitments is included in "other liabilities" in the condensed consolidated balance sheets (Refer to Note 3 - Business Combination for further information).

As of September 30, 2018, the Company had in place $106.7 million in letters of credit from the FHLB to meet collateral requirements for deposits from the State of California and other public agencies, along with standby letters of credit issued by the FHLB as credit enhancement to guarantee the performance of customers to third parties (Refer to Note 8 – Deposits and Note 9 - Borrowing Arrangements).

NOTE 12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The change in outstanding balances during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$1,742	$2,143	$1,768	$2,168
Payments	(9)	(363)	(35)	(388)
Other changes(1)	$(1,733)	$—	$(1,733)	$—
Balance, end of period	$—	$1,780	$—	$1,780

(1)	Amounts relate to one deceased director that is no longer considered a related party during the three and nine months ended September 30, 2018,

Deposits from certain officers and directors and the companies with which they are associated held by the Company at September 30, 2018 and December 31, 2017 amounted to $28.1 million and $35.1 million.

The Company has a $25.0 million senior secured facility (refer to Note 9 – Borrowing Arrangements) with another bank in which one of the executives of the Company is also a member of this bank’s board of directors. The outstanding balance of this facility was $12.6 million at September 30, 2018.

NOTE 13. STOCK-BASED COMPENSATION PLANS

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

In connection with the Merger, the Company issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue with First Choice had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of First Choice common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued with First Choice, their stock options were converted into rollover stock options exercisable into 142,297 shares of First Choice common stock (Refer to Note - 3 Business Combination). The remaining term on the rollover stock options ranges from 1 month to 9 years.

The Company recognized stock-based compensation expense of $409 thousand and $384 thousand for the three months ended September 30, 2018 and 2017 and $1.3 million and $1.1 million for the nine months ended September 30, 2018 and 2017.

A summary of activity in the Company’s outstanding stock options during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Three months ended September 30, 2018:				(in thousands)
Outstanding, beginning of period	65,978	$10.17
Rollover options(1)	420,393	10.60
Exercised	(74,343)	10.13
Granted	—	—
Forfeited	—	—
Outstanding, end of period	412,028	$10.62	2.5 years	$6,787
Option exercisable	403,374	$10.60	2.4 years	$6,650

Three months ended September 30, 2017:
Outstanding, beginning of period	67,492	$10.12
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	67,492	$10.12	5.6 years	$937
Option exercisable	49,025	$9.71	5.3 years	$701

(1)	Amounts relate to rollover stock options issued to PCB directors, officers and employees in connection with the PCB acquisition and are exercisable into shares of First Choice common stock.

	Shares	Weighted Average Exercise Price
Nine months ended September 30, 2018:
Outstanding, beginning of period	65,978	$10.17
Rollover options(1)	420,393	10.60
Exercised	(74,343)	10.13
Granted	—	—
Forfeited	—	—
Outstanding, end of period	412,028	$10.62
Option exercisable	403,374	$10.60

Nine months ended September 30, 2017:
Outstanding, beginning of period	98,858	$9.50
Exercised	(31,366)	8.18
Granted	—	—
Forfeited	—	—
Outstanding, end of period	67,492	$10.12
Option exercisable	49,025	$9.71

(1)	Amounts relate to rollover stock options issued to PCB directors, officers and employees in connection with the PCB acquisition and are exercisable into shares of First Choice common stock.

As of September 30, 2018, there was approximately $2 thousand of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 0.4 years. The intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was approximately $1.2 million and $0 thousand. The intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was approximately $1.2 million and $348 thousand.

A summary of activity in the Company’s outstanding restricted shares for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant-Date Fair Value
Three months ended September 30, 2018:
Nonvested, beginning of period	77,627	$23.03
Granted	7,652	29.85
Shares vested	(4,945)	22.24
Shares forfeited	(2,016)	23.35
Nonvested, end of period	78,318	$23.73

Three months ended September 30, 2017:
Nonvested, beginning of period	91,019	$17.12
Granted	7,527	23.33
Shares vested	(4,534)	15.27
Shares forfeited	(1,108)	17.66
Nonvested, end of period	92,904	$17.71

	Shares	Weighted Average Grant-Date Fair Value
Nine months ended September 30, 2018:
Nonvested, beginning of period	142,553	$20.28
Granted	18,592	27.71
Shares vested	(75,958)	22.29
Shares forfeited	(6,869)	20.45
Nonvested, end of period	78,318	$23.73

Nine months ended September 30, 2017:
Nonvested, beginning of period	58,581	$14.10
Granted	70,803	19.19
Shares vested	(33,715)	14.71
Shares forfeited	(2,765)	16.10
Nonvested, end of period	92,904	$17.71

As of September 30, 2018, there was approximately $731 thousand of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.8 years. The intrinsic value of restricted shares that vested was approximately $136 thousand and $106 thousand during the three months ended September 30, 2018 and 2017.  The intrinsic value of restricted shares that vested was approximately $1.9 million and $694 thousand during the nine months ended September 30, 2018 and 2017.

NOTE 14. EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (restated(1))	2018	2017 (restated(1))
Numerator for basic earnings per share:
Net earnings	$2,604	$1,991	$8,417	$6,399
Less: dividends and earnings allocated to participating securities	(17)	(27)	(73)	(87)
Net income available to common shareholders	$2,587	$1,964	$8,344	$6,312

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	10,144,954	7,111,331	8,170,234	7,098,560

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	10,144,954	7,111,331	8,170,234	7,098,560
Net effect of dilutive stock options	212,115	35,538	98,529	35,496
Diluted weighted average common shares	10,357,069	7,146,869	8,268,763	7,134,056

Net earnings per common share:
Basic	$0.26	$0.28	$1.02	$0.89
Diluted	$0.25	$0.28	$1.01	$0.88

(1)	See Note 2 - Restatement of Previously Issued Financial Statements for restatement information

NOTE 15. FAIR VALUE MEASUREMENTS

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

The methods and assumptions used to estimate the fair value of certain financial instruments not previously presented are described below:

Loans.     The fair value of loans, which is based on an exit price notion, is generally determined using an income-based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. For impaired loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral. This approach utilizes the estimated net sales proceeds to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than using an income-based approach as these loans are not performing or exhibit strong signs indicative of non-performance.

Securities. The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Equity Securities. The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company uses other inputs that are directly observable.

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2018:	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$7,250	$—	$7,250
Collateralized mortgage obligations	—	11,728	—	11,728
SBA Pools	—	9,495	—	9,495
Securities available-for-sale	$—	$28,473	$—	$28,473

Equity securities:
Mutual fund investment	$2,500	$—	$—	$2,500

December 31, 2017:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,496	$—	$8,496
Collateralized mortgage obligations	—	13,659	—	13,659
SBA Pools	—	10,305	—	10,305
Securities available-for-sale	$—	$32,460	$—	$32,460

Equity securities:
Mutual fund investment	$2,542	$—	$—	$2,542

Nonrecurring fair value measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At September 30, 2018 and 2017 impaired loans subject to nonrecurring fair value measurements (Level 3) and resulting in net losses totaled $0.7 million and $0.6 million. Total nonrecurring gains and losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended September 30, 2018 and 2017 totaled $22 thousand in gains and $333 thousand in losses. Total nonrecurring losses recognized for impaired loans during the nine months ended September 30, 2018 and 2017 totaled $590 thousand and $563 thousand. The Company utilized discount rates ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three and nine months ended September 30, 2018 and 2017. For nonrecurring fair value measurements related to non-collateral dependent impaired loans during the three and nine month ended September 30, 2018 and 2017 the entire balances were substantially charged off.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three and nine months ended September 30, 2018 and 2017.

Fair value of financial instruments

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$193,974	$193,974	$103,132	$103,132
Securities available-for-sale	Level 2	28,473	28,473	32,460	32,460
Securities held-to-maturity	Level 2	5,333	5,005	5,300	5,229
Equity securities	Level 1	2,500	2,500	2,542	2,542
Loans held for sale	Level 2	26,122	27,255	10,599	11,488
Loan held for investment, net	Level 3	1,214,720	1,226,183	731,216	743,114
FHLB stock	Level 2	6,135	6,135	3,640	3,640
Servicing asset	Level 3	3,162	3,313	2,618	2,991
Accrued interest receivable	Level 2	4,996	4,996	3,108	3,108

Financial Liabilities:
Deposits	Level 2	$1,307,110	$1,304,338	$772,679	$770,999
Short-term borrowings	Level 2	15,000	15,000	20,000	20,000
Senior secured notes	Level 2	12,550	12,550	350	350
Accrued interest payable	Level 2	366	366	114	114

(1)	September 30, 2018 estimated fair values are based on exit price assumptions and the December 31, 2017 estimated fair values are not based on exit price assumptions.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$380	$102	$803	$231
Other income	58	13	75	29
Total noninterest income, in-scope	438	115	878	260
Noninterest income, not in-scope:
Gain on sale of loans	171	1,075	866	3,163
Net servicing fees	39	211	318	571
Change in fair value of equity securities	(23)	—	(140)	—
Other income	80	32	125	132
Total noninterest income, not in-scope	267	1,318	1,169	3,866
Total noninterest income	$705	$1,433	$2,047	$4,126

NOTE 17. SUBSEQUENT EVENTS

On October 1, 2018, First Choice Bank became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank. The Bank, a California state-chartered non-member bank, was approved under section 9 of the Federal Reserve Act to become a member of the Federal Reserve System on September 21, 2018. Subsequently, the Board of Directors of the Bank adopted implementing resolutions and such membership was effective October 1, 2018.

On October 29, 2018, the Company declared a $0.20 cash dividend payable on November 26, 2018 to shareholders of record as of November 13, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data or as otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. These statements are often, but not always, made through the use of the words or phrases such as "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "potential," "will likely result," "continue," "seek," "projection," and "outlook," or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and subject to change based on factors which are, in many instances, beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•
the ability of First Choice Bank to successfully integrate Pacific Commerce Bank, or achieve expected revenue growth and/or expense savings from such acquisition and/or the failure to effectively integrate PCB into our operations;

•	customer acceptance of First Choice Bank’s and Pacific Commerce Bank’s products and services and efforts by competitor institutions to lure away such customers;

•	possible business disruption following the merger or difficulty retaining key managers and employees;

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	lack of seasoning in our loan portfolio;

•	deteriorating asset quality and higher loan charge-offs;

•	the laws and regulations applicable to our business;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	increased competition in the financial services industry, nationally, regionally or locally;

•	our ability to maintain our historical earnings trends;

•	our ability to raise additional capital to implement our business plan;

•	material weaknesses in our internal control over financial reporting;

•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;

•	the composition of our management team and our ability to attract and retain key personnel;

•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;

•	our ability to monitor our lending relationships;

•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in real estate-related industries and in our specialized industries;

•	the portion of our loan portfolio that is comprised of participations and shared national credits;

•	the amount of nonperforming and classified assets we hold;

•	time and effort necessary to resolve nonperforming assets;

•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;

•	our limited operating history as an integrated company and our recent acquisitions;

•	environmental liability associated with our lending activities;

•	the geographic concentration of our markets in California and the southwest United States;

•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;

•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•	requirements to remediate adverse examination findings;

•	changes in the scope and cost of FDIC deposit insurance premiums;

•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;

•	the obligations associated with being a public company;

•	our modeling estimates related to an increased interest rate environment;

•	our ability to achieve the cost savings and efficiencies in connection with branch closures;

•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers; and

•	our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included herein. If one or more events related to these or other risks or uncertainties materialize, of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. New Factors emerge from time to time, and it is not possible for us to predict which will arise. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" in the Company’s joint proxy statement/prospectus filed with the United States Securities and Exchange Commission ("SEC") on May 2, 2018 pursuant to Rule 424(b)(3).

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

First Choice Bank is a California banking corporation and are the only community bank headquartered in Cerritos, California. First Choice Bank was originally incorporated under the laws of the State of California on March 7, 2005, and commenced operations on August 18, 2005. First Choice Bank is insured up to the maximum legal limit by the FDIC. We maintain our head office at 17785 Center Court Drive N, Suite 750 in Cerritos, California. We have eleven full-service branch offices located in Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, Los Angeles - Downtown, Los Angeles - Little Tokyo, Pasadena, Rowland Heights, San Diego and West Los Angeles, California, and we have loan offices in Temecula, and Manhattan Beach, California. We also operate ProAmérica as a division of the Bank, which is based in one of our downtown branches. Our market area is defined as the seven Southern California Counties of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial.

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

Our lending strategy focuses on fulfilling the unique and personalized needs of small- and medium- sized businesses, the owners and professionals of those businesses, and the residents of Southern California. In order to fully penetrate our target market and generate the highest return per customer possible, we provide a wide range of lending products, from operating lines of credit, working capital loans, business loans, commercial real estate loans, SBA 504 and 7(a) loans, term loans, loans secured by the cash surrender value of life insurance policies, and equipment financing for Southern California’s business owners and professionals. Based on many years of experience and the expertise of certain members of our Board of Directors of the Company, we have developed a niche in lending to the hospitality industry. We manage our concentration in loans supported by hotels as collateral. Because of our business strategy and the breadth of the Southern California economy, and with the exception of the hospitality industry, our loan portfolio is and will likely continue to be widely diversified across industry lines and not concentrated in any one particular business sector.

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

We obtain deposits from both borrowers and non-borrowing customers. We provide numerous treasury management products and services needed by deposit customers, some of which place deposits with us in excess of the amounts insured by the FDIC. Insurance firms, property management companies, developers, attorneys, accountants and real estate contractors, for example, all have different needs for specialized treasury management services. We work closely with these and other customers to implement sweep, Automated Clearing House, wire, account reconcilement and internet banking services to meet our customers' business needs. Most of these services are managed by us and supplied under our brand, but provided through third party vendors.

Recent Developments

Merger with Pacific Commerce Bancorp

We completed the previously announced acquisition of Pacific Commerce Bancorp ("PCB") on July 31, 2018 following receipt of all necessary regulatory and shareholder approvals. The Company had entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), by which PCB would be merged with and into First Choice Bancorp, and PCB’s bank subsidiary, Pacific Commerce Bank, would be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). The Merger was an all stock transaction valued at approximately $133.3 million, or $13.69 per share, based on a closing price of First Choice common stock of $28.70 as of July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the final exchange ratio) of First Choice common stock, with cash paid in lieu of any fractional shares. The final exchange ratio of the stock-to-stock transaction was higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, lower than budgeted transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, First Choice issued 4,386,816 shares of First Choice common stock in exchange for the outstanding shares of PCB common stock. In addition, the Company issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue with First Choice had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of First Choice common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued with First Choice, their stock options were converted into rollover stock options exercisable into 142,297 shares of First Choice common stock.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The acquisition of PCB provides First Choice with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border.

The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 3. Business Combination of notes to condensed consolidated financial statements for additional information.

Member of Federal Reserve Effective October 1, 2018

On October 1, 2018, First Choice Bank became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank.

Financial Highlights

The follow are key financial highlights during the third quarter of 2018:

Financial Performance

•
Net income decreased $0.8 million to $2.6 million or $0.25 per diluted share for the third quarter of 2018, compared to $3.4 million or $0.47 per diluted share for the second quarter of 2018. The decrease in net income is due to higher merger and integration charges associated with the acquisition of PCB and the completion of the core system conversion. The after-tax merger-related and core system conversion expenses totaled $2.7 million, or $0.26 per diluted share, for the third quarter of 2018, compared to $356 thousand or $0.05 per diluted share, for the second quarter of 2018.

•
Annualized return on average assets and average equity was 0.78% and 5.23% for the third quarter of 2018, compared to 1.48% and 12.51% during the second quarter of 2018. During the third quarter of 2018, the after-tax merger-related costs lowered the annualized return on average assets and average equity by 81 basis points and 545 basis points. During the third quarter of 2018, our annualized return on average tangible equity was 7.12%, compared to 12.51% during the second quarter of 2018. During the third quarter of 2018, the after-tax merger costs lowered the annualized return on average tangible equity by 743 basis points. Refer to Non-GAAP Financial Measures for additional information.

•
Net interest margin increased 24 basis points to 4.97% for the third quarter of 2018 from 4.73% for the second quarter of 2018. The increase in net interest margin during the third quarter of 2018 benefited from loans repricing to higher interest rates, higher rates on new loan production, higher yield on the loan portfolio acquired from PCB and an improved funding mix.

•
The average cost of funds was 84 basis points for the third quarter of 2018 compared to 103 basis points for the second quarter of 2018. The lower cost of funds was attributed to the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits represented 37.8% of average total deposits for the third quarter of 2018, compared to 26.9% for the second quarter of 2018.

•
Our operating efficiency ratio was 74.9% in the third quarter of 2018, compared with 54.5% in the second quarter of 2018. Excluding the impact of the merger, integration and public company registration costs, the Company’s operating efficiency ratio was 51.9% in the third quarter of 2018, compared with 51.4% in the second quarter of 2018. Refer to Non-GAAP Financial Measures for additional information.

•
Total consolidated assets increased to $1.59 billion at September 30, 2018, compared to $962.7 million at June 30, 2018. The increase is due to the PCB acquisition, which added $536.5 million total assets, including $399.8 million in loans and $73.4 million of goodwill.

•
Total loans increased $441.6 million, or 56.3%, to $1.23 billion at September 30, 2018 from $783.9 million at June 30, 2018. The increase was comprised of both organic growth of $41.8 million and the $399.8 million in loans acquired from PCB. Average loans during the third quarter of 2018 increased $284.2 million or 35.5% over the quarter ended June 30, 2018.

•
Total deposits increased $522.2 million, or 66.5%, to $1.31 billion at September 30, 2018, from $785.0 million at June 30, 2018. The increase in deposits is the result of organic deposit growth of $47.2 million and the $474.9 million in deposits acquired in the PCB acquisition. Noninterest-bearing demand deposits were 42.4% of total deposits at September 30, 2018, compared to 26.9% at June 30, 2018.

•
Total borrowings decreased $36.6 million to $27.6 million at September 30, 2018, compared to $64.2 million at June 30, 2018. The cash balances acquired from PCB were used to reduce FHLB borrowings during the third quarter of 2018.

Credit Quality

•
Non-performing assets decreased to $1.1 million, or 0.07% of total assets, at September 30, 2018, compared to $1.5 million, or 0.16% of total assets, at June 30, 2018. The $0.4 million decrease in non-performing assets was primarily attributable to partial charge-offs in two SBA loans and a full charge-off of one commercial and industrial loan totaling $358 thousand. Non-performing loans were $1.1 million, or 0.09% of gross loans, at September 30, 2018, as compared to $1.5 million, or 0.20% of gross loans, at June 30, 2018.

•
The provision for loan losses was $600 thousand during the third quarter of 2018, as compared to $320 thousand during the second quarter of 2018. The increase during the quarter was primarily the result of organic loan growth. During the third quarter of 2018 net charge-offs were $320 thousand.

Capital & Growth Strategy

•
The Bank remains well-capitalized with favorable capital ratios. Total risk-based capital was 13.69% and its Tier 1 common to risk weighted assets ratio was 12.79% at September 30, 2018. At June 30, 2018, total risk-based capital ratio was 14.73% and its Tier 1 common to risk weighted assets ratio was 13.48%.

•	At September 30, 2018, our tangible book value per share was $13.92 compared to $15.00 at June 30, 2018. Refer to Non-GAAP Financial Measures for additional information.

•	Cash dividends declared in the third quarter of 2018 and 2017 were $0.20 per common share.

•	On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million.

•	On October 1, 2018, First Choice Bank satisfied the requirements of the Federal Reserve Bank and became a state member bank of the Federal Reserve System.

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

Impact of Acquisition on Earnings

The comparability of financial information is affected by the acquisition of PCB. We completed the acquisition on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2018.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net Interest Income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of costs amortized over the expected life of the loans) and fees received on interest-earning assets, including loans and investment securities and dividends on FHLB and other bank stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income has been the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields and accretable discount on our loans and other interest-earning assets; (b) the costs of our deposits and other funding sources; and (c) our net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) service charges and fees on deposit accounts; (c) net servicing fees; and (d) other noninterest income (loss). Gain on sale of loans includes origination fees, capitalized servicing rights and other related income. Net loan servicing fees are collected as payments are received for loans in the servicing portfolio and offset by the amortization expense of the related servicing asset.

Noninterest Expense. Noninterest expense includes, among other things: (a) salaries and employee benefits; (b) occupancy and equipment expense; (c) data processing; (d) professional fees; (e) office, postage and telecommunication; (f) deposit insurance and regulatory expenses; (g) loan related expenses; (h) merger, integration and public company registration expenses; (i) amortization of core deposit intangible; and (j) other general and administrative expenses.

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

Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

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

The decision to restate these consolidated financial statements was based on the Company’s conclusion that it had been overly conservative in its earnings calculations, primarily as a result of the complex accounting treatment for the Company’s equity compensation plan. In addition, the Company had provided accruals for expenses in years 2014, 2015 and 2016 in anticipation of incurring certain expenses, which expenses, for a number of different reasons, were never incurred. The result was that the Company had over-accrued for expenses. The net after-tax result of the restatement was that the Company earned approximately $1.06 million more in income after taxes than was reported in the consolidated financial statements for the years ended December 31, 2014 through 2016. In addition, in each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company had incorrectly accrued for certain expenses resulting in $156 thousand less in income after taxes for the nine months ended September 30, 2017. Refer to Note 2 - Restatement of Previously Issued Financial Statements in the accompanying notes to condensed consolidated financial statements for further information related to the restatement.

Regulatory Update

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

Information Technology and Cybersecurity

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

Non-GAAP Financial Measures

This following tables present non-GAAP financial measures for: (1) efficiency ratio, (2) return on average tangible equity, (3) tangible common equity ratio, and (4) tangible book value per share. These non-GAAP financial measures are used by management, the Board and investors on a regular basis, in addition to our GAAP results, to facilitate the assessment of our financial performance. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our consolidated financial condition and consolidated results of operations. In particular, the use of return on average tangible equity, tangible common equity ratio, and tangible book value per share is prevalent among banking regulators, investors and analysts. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017	2018	2017
Efficiency Ratio	(dollars in thousands)
Noninterest expense (numerator)	$12,365	$6,317	$6,174	$25,359	$17,254
Less: Merger, integration and public company registration costs	3,797	356	—	4,527	—
Noninterest expense, without merger, integration and public company registration costs (numerator)	$8,568	$5,961	$6,174	$20,832	$17,254

Net interest income (denominator)	$15,796	$10,819	$9,150	$36,166	$24,971
Plus: Noninterest income	705	779	1,433	2,047	4,126
Total net interest income and noninterest income (denominator)	$16,501	$11,598	$10,583	$38,213	$29,097

Efficiency ratio	74.9%	54.5%	58.3%	66.4%	59.3%
Efficiency ratio, without merger, integration and public company registration costs	51.9%	51.4%	58.3%	54.5%	59.3%

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017	2018	2017
Return on Average Tangible Equity	(dollars in thousands)
Net earnings	$2,604	$3,435	$1,991	$8,417	$6,399

Average shareholders’ equity	199,270	109,813	106,442	139,163	105,027
Less: Average intangible assets	53,078	—	—	17,887	—
Average tangible common equity	$146,192	$109,813	$106,442	$121,276	$105,027

Return on average equity(1)	5.23%	12.51%	7.48%	8.06%	8.12%
Return on average tangible equity(1)	7.12%	12.51%	7.48%	9.25%	8.12%

(1)	Computed on an annualized basis.

	September 30, 2018	June 30, 2018	December 31, 2017
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands)
Shareholders’ equity	$243,377	$108,819	$105,694
Less: Intangible assets	80,200	—	—
Tangible common equity	$163,177	$108,819	$105,694

Total assets	$1,587,356	$962,686	$903,795
Less: Intangible assets	80,200	—	—
Tangible assets	$1,507,156	$962,686	$903,795

Equity to asset ratio	15.33%	11.30%	11.69%
Tangible common equity to asset ratio	10.83%	11.30%	11.69%

Book value per share	$20.76	$15.00	$14.56
Tangible book value per share	$13.92	$15.00	$14.56
Shares outstanding	11,720,582	7,253,787	7,260,119

Comparison of Operating Results

General

Third Quarter of 2018 Compared to Second Quarter of 2018

Net income was $2.6 million for the three months ended September 30, 2018 compared to $3.4 million for the three months ended June 30, 2018. The $0.8 million or 24.2% decrease in net income was primarily a result of a $5.0 million or 46.0% increase in net interest income, offset by $6.0 million or 95.7% increase in noninterest expense. During the three months ended September 30, 2018, net interest income grew as a result of higher average loan balances, resulting from our acquisition of PCB plus organic growth, and increasing loan yields. Noninterest expense increased during the quarter due to higher merger, integration and public company registration costs of $3.4 million and higher expenses in each noninterest category of $2.6 million in the aggregate due to the impact of including PCB's operations since the date of acquisition.

Basic and diluted earnings per share were $0.26 and $0.25 for the three months ended September 30, 2018 compared to $0.47 and $0.47 for the three months ended June 30, 2018. Net income for the three months ended September 30, 2018 included after-tax merger related expenses of $2.7 million, or $0.26 per diluted share, compared to $356 thousand, or $0.05 per diluted share, for the three months ended June 30, 2018.

Third Quarter of 2018 Compared to Third Quarter of 2017

Net income was $2.6 million for the three months ended September 30, 2018 compared to $2.0 million for the three months ended September 30, 2017. The $0.6 million increase in net income was primarily a result of a $6.6 million increase in net interest income, a $0.4 million decrease in provision for loan losses and lower income taxes of $0.5 million, offset by a $0.7 million decrease in noninterest income and a $6.2 million increase in noninterest expense. During the three months ended September 30, 2018, net interest income grew as a result of higher average loan balances, relating to both the PCB acquisition and organic loan growth, and increased yields on loans. Net income was also positively impacted by lower income taxes due to the change in federal income tax rates from 35% to 21% as a result of the passage of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") into legislation in December 2017. Lower noninterest income is due to decreased loan sale activity and related gains and higher noninterest expense is due to increased costs related to including PCB's operations since the 2018 acquisition date and $3.8 million of merger, integration and public company registration costs. There were no merger, integration and registration costs in 2017.

Basic and diluted earnings per share were $0.26 and $0.25 for the three months ended September 30, 2018 compared to $0.28 and $0.28 for the three months ended September 30, 2017. Net income for the three months ended September 30,

2018 included after-tax merger, integration and public company registration expenses of $2.7 million or $0.26 per diluted share. There were no similar costs for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income was $8.4 million for the nine months ended September 30, 2018 compared to $6.4 million for the nine months ended September 30, 2017. The $2.0 million or 31.5% increase in net income was primarily a result of a $11.2 million or 44.8% increase in net interest income and reductions in income taxes of $1.1 million or 25.4%, partially offset by a $2.1 million or 50.4% decrease in noninterest income and an increase in noninterest expense of $8.1 million or 47.0% for the nine months ended September 30, 2018 compared to the same 2017 period. During the nine months ended September 30, 2018, net interest income grew as a result of higher average loan balances, relating to both the PCB acquisition and organic loan growth, and increased yields on loans. Noninterest income decreased primarily as a result of lower SBA loan sale activity and related gains, partially offset by higher service charges and fees on deposits accounts. Noninterest expense increased due to higher merger, integration and public company registration costs and higher overhead costs from the impact of including PCB's operations since the 2018 acquisition date. Net income was also positively impacted by the lower federal income tax rates from the passage of the Tax Act in December 2017.

Basic and diluted earnings per share were $1.02 and $1.01 for the nine months ended September 30, 2018 compared to $0.89 and $0.88 for the nine months ended September 30, 2017. Net income for the nine months ended September 30, 2018 included after-tax merger, integration and public company registration expenses of $3.4 million or $0.41 per diluted share. There were no similar costs for the nine months ended September 30, 2017.

Net Interest Income

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

	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Loans (1)	$1,085,572	$17,296	6.32%	$801,342	$12,320	6.17%	$767,839	$10,189	5.26%
Investment securities	37,064	226	2.42%	38,153	233	2.45%	40,779	231	2.24%
Deposits in other financial institutions	130,537	611	1.86%	74,325	294	1.59%	86,141	275	1.27%
Federal funds sold/resale agreements	1,989	10	1.99%	—	—	N/A	569	3	1.98%
FHLB and other bank stock	6,180	46	2.95%	4,071	68	6.70%	3,933	56	5.63%
Total interest-earning assets	1,261,342	18,189	5.72%	917,891	12,915	5.64%	899,261	10,754	4.74%

Noninterest-earning assets	81,222			11,096			9,342
Total assets	$1,342,564			$928,987			$908,603

Interest-bearing liabilities:
Interest checking	$132,492	$361	1.08%	$141,598	$407	1.15%	$249,027	$676	1.08%
Money market accounts	260,468	781	1.19%	151,248	455	1.21%	77,709	127	0.65%
Savings accounts	43,465	81	0.74%	50,978	107	0.84%	82,315	193	0.93%
Time deposits	263,868	1,072	1.61%	222,949	919	1.65%	162,290	535	1.31%
Total interest-bearing deposits	700,293	2,295	1.30%	566,773	1,888	1.34%	571,341	1,531	1.06%
Short term and other borrowings	5,514	30	2.16%	35,724	167	1.87%	24,199	73	1.19%
Senior secured notes	5,018	68	5.38%	3,218	41	5.11%	—	—	—%
Total interest-bearing liabilities	710,825	2,393	1.34%	605,715	2,096	1.39%	595,540	1,604	1.07%

Noninterest-bearing liabilities:
Demand deposits	425,842			209,009			201,902
Other liabilities	6,627			4,450			4,719
Shareholders’ equity	199,270			109,813			106,442

Total liabilities and shareholders' equity	$1,342,564			$928,987			$908,603

Net interest spread		$15,796	4.38%		$10,819	4.25%		$9,150	3.67%
Net interest margin			4.97%			4.73%			4.04%

Total deposits	$1,126,135	2,295	0.81%	$775,782	$1,888	0.98%	$773,243	$1,531	0.79%
Total funding sources	$1,136,667	$2,393	0.84%	$814,724	$2,096	1.03%	$797,442	$1,604	0.80%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $143 thousand, $142 thousand and $137 thousand related to the accretion of net deferred loans fees and $1.2 million, $1.0 million and $(108) thousand related to accretion (amortization) of discounts (premiums) for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Loans (1)	$888,208	$40,237	6.06%	$729,134	$27,784	5.09%
Investment securities	38,232	698	2.44%	43,367	731	2.25%
Deposits in other financial institutions	90,874	1,166	1.72%	90,022	698	1.04%
Federal funds sold/resale agreements	670	10	2.00%	2,970	35	1.57%
FHLB and other bank stock	4,736	182	5.14%	3,863	204	7.07%
Total interest-earning assets	1,022,720	42,293	5.53%	869,356	29,452	4.53%

Noninterest-earning assets	34,251			8,337
Total assets	$1,056,971			$877,693

Interest-bearing liabilities:
Interest checking	$154,908	$1,273	1.10%	$252,302	$2,044	1.08%
Money market accounts	168,240	1,401	1.11%	75,914	367	0.65%
Savings accounts	54,589	338	0.83%	87,308	612	0.94%
Time deposits	221,125	2,607	1.58%	148,358	1,333	1.20%
Total interest-bearing deposits	598,862	5,619	1.25%	563,882	4,356	1.03%
Short term and other borrowings	29,529	386	1.75%	15,152	125	1.09%
Senior secured notes	3,134	122	5.20%	—	—	—%
Total interest-bearing liabilities	631,525	6,127	1.30%	579,034	4,481	1.03%

Noninterest-bearing liabilities:
Demand deposits	281,337			189,564
Other liabilities	4,946			4,068
Shareholders’ equity	139,163			105,027

Total liabilities and shareholders' equity	$1,056,971			$877,693

Net interest spread		$36,166	4.23%		$24,971	3.50%
Net interest margin			4.73%			3.84%

Total deposits	$880,199	$5,619	0.85%	$753,446	$4,356	0.77%
Total funding sources	$912,862	$6,127	0.90%	$768,598	$4,481	0.78%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $315 thousand and $332 thousand related to the accretion of net deferred loans fees and $2.3 million and $(672) thousand related to accretion (amortization) of discounts (premiums) for the nine months ended September 30, 2018 and 2017.

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

	Three Months Ended
	September 30, 2018 vs. June 30, 2018			September 30, 2018 vs. September 30, 2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$4,657	$319	$4,976	$4,779	$2,328	$7,107
Interest on investment securities	(7)	—	(7)	(22)	17	(5)
Interest on deposits in financial institutions	270	57	327	186	157	343
Dividends on FHLB and other stock	26	(48)	(22)	23	(33)	(10)
Change in interest income	4,946	328	5,274	4,966	2,469	7,435

Interest expense:
Savings, interest checking and money market accounts	296	(42)	254	87	140	227
Time deposits	170	(17)	153	382	155	537
Borrowings	(130)	20	(110)	(8)	33	25
Change in interest expense	336	(39)	297	461	328	789

Change in net interest income	$4,610	$367	$4,977	$4,505	$2,141	$6,646

	Nine Months Ended
	September 30, 2018 vs. September 30, 2017
	Change Attributable to
	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$6,647	$5,806	$12,453
Interest on investment securities	(84)	51	(33)
Dividends on FHLB and other stock	41	(63)	(22)
Interest on deposits in financial institutions	(26)	469	443
Change in interest income	6,578	6,263	12,841

Interest expense:
Savings, interest checking and money market accounts	(357)	346	(11)
Time deposits	758	516	1,274
Borrowings	284	99	383
Change in interest expense	685	961	1,646

Change in net interest income	$5,893	$5,302	$11,195

Third Quarter of 2018 Compared to Second Quarter of 2018

Net interest income was $15.8 million during the third quarter of 2018, compared to $10.8 million during the second quarter of 2018. Our net interest margin increased 24 basis points during the quarter to 4.97%, compared to 4.73% during the second quarter of 2018. The increase in net interest margin was driven by loans repricing to higher market interest rates, higher rates on new loan production, higher yield on the acquired loan portfolio and the improved funding mix. During the quarter, interest income included accelerated discount accretion due to early payoffs of loans of $230 thousand, compared to $907 thousand during the previous quarter, which expanded the net interest margin 7 basis points and 40 basis points. In addition, accretion of net discounts from the acquired PCB loans contributed $915 thousand, or 29 basis points to net interest margin during the third quarter of 2018.

Average interest-earning assets were $1.26 billion during the third quarter of 2018, compared to $917.9 million during the second quarter of 2018. The average yield on interest-earning assets was 5.72% and 5.64% during the third and second quarters of 2018. Average loan balances were $1.09 billion during the third quarter of 2018, compared to $801.3 million during the second quarter of 2018. The increase in our average loan balance was attributable to both organic loan portfolio growth coupled with the impact of $399.8 million in net loans acquired in the PCB acquisition. Our loan yield was 6.32% during the quarter, compared to 6.17% for the second quarter of 2018. The discount accretion from acquired loans and accelerated discount accretion due to early loan payoffs increased our loan yield 42 basis points for the third quarter and 45 basis points for the second quarter of 2018.

Average interest-bearing liabilities were $710.8 million during the third quarter of 2018, compared to $605.7 million during the second quarter of 2018. Our cost of interest-bearing liabilities decreased 5 basis points to 1.34% during the third quarter of 2018 from 1.39% during the second quarter of 2018. Our average cost of funds was 84 basis points for the third quarter of 2018 compared to 103 basis points for the second quarter of 2018. The lower cost of funds was attributed to the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits represented 37.8% of average total deposits for the third quarter of 2018, compared to 26.9% for the second quarter of 2018. In addition, the cash balances acquired from PCB were utilized to reduce average short-term borrowings by $30.2 million during the third quarter of 2018.

Third Quarter of 2018 Compared to Third Quarter of 2017

Net interest income was $15.8 million during the third quarter of 2018, compared to $9.2 million during the third quarter of 2017. Our net interest margin increased 93 basis points to 4.97% for the third quarter of 2018, compared to 4.04% for the third quarter of 2017. The higher net interest margin was driven by loans repricing to higher market interest rates, higher rates on new loan production, a higher yield on the acquired loan portfolio and the improved funding mix. During the third quarter of 2018, interest income included accelerated discount accretion due to early payoffs of loans of $230 thousand, which expanded the net interest margin 7 basis points. Accretion of net discounts from the acquired PCB loans contributed $915 thousand, or 29 basis points to net interest margin during the third quarter of 2018.

Average interest-earning assets were $1.26 billion during the third quarter of 2018, compared to $899.3 million during the third quarter of 2017. The average yield on interest-earning assets was 5.72% and 4.74% during the third quarter of 2018 and 2017. Average loan balances were $1.09 billion during the third quarter of 2018, compared to $767.8 million during the third quarter of 2017. The increase in our average loan balance was attributable to both organic loan portfolio growth coupled with the impact of $399.8 million in net loans acquired in the PCB acquisition. Our loan yield was 6.32% for the third quarter of 2018, compared to 5.26% for the third quarter of 2017. The discount accretion from acquired loans and accelerated discount accretion due to early loan payoffs increased our loan yield 42 basis points for the third quarter of 2018.

Average interest-bearing liabilities were $710.8 million during the third quarter of 2018, compared to $595.5 million during the third quarter of 2017. Our cost of interest-bearing liabilities increased 27 basis points from 1.07% during the third quarter of 2017 to 1.34% during the third quarter of 2018. Our average cost of funds was 84 basis points for the third quarter of 2018 compared to 80 basis points for the third quarter of 2017. Between periods, our average cost of funds increased 4 basis points as we benefited from the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits represented 37.8% of average total deposits for the third quarter of 2018, compared to 26.1% for the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net interest income was $36.2 million during 2018, compared to $25.0 million during 2017. Our net interest margin increased 89 basis points to 4.73% for the nine months ended September 30, 2018, compared to 3.84% for the same 2017 period. The increase in net interest margin was driven by loans repricing to higher market interest rates, higher rates on new loan production, higher yield on the acquired loan portfolio and the improved funding mix. During the nine months ended September 30, 2018, interest income included accelerated discount accretion due to early payoffs of loans of $1.1 million, which expanded the net interest margin 15 basis points. In addition, accretion of net discounts from the acquired PCB loans contributed $915 thousand, or 12 basis points to net interest margin during 2018.

Average interest-earning assets were $1.02 billion during 2018, compared to $869.4 million during 2017. The average yield on interest-earning assets was 5.53% during 2018, compared to 4.53% during 2017. Average loan balances were $888.2 million during 2018, compared to $729.1 million during 2017. The increase in our average loan balance was attributable to both organic loan portfolio growth coupled with the impact of $399.8 million in net loans acquired in the PCB acquisition. Our loan yield was 6.06% during 2018, compared to 5.09% for 2017. The discount accretion from acquired loans and accelerated discount accretion due to early loan payoffs increased our loan yield 31 basis points during the nine months ended September 30, 2018.

Average interest-bearing liabilities were $631.5 million during 2018, compared to $579.0 million during 2017. Our cost of interest-bearing liabilities increased 27 basis points from 1.03% during 2017 to 1.30% during 2018. Our average cost of funds was 90 basis points during 2018, compared to 78 basis points during 2017. Between periods, our average cost of funds increased as overall market interest rates have risen. However, we benefited from the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits represented 32.0% of average total deposits during 2018, compared to 25.2% during 2017. Average short-term borrowings increased by $14.4 million during 2018 as we used short-term borrowings to supplement deposit balances used to fund our loan portfolio growth.

Provision for Loan Losses

The Company maintains an allowance for loan losses, which we also refer to as the allowance, at a level it believes is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. At September 30, 2018, the allowance for loan losses was $10.7 million, or 0.87% of loans held for investment, compared to $10.5 million, or 1.42% of loans held for investment at December 31, 2017. The increase in the allowance at September 30, 2018 primarily results from $1.1 million in provision for loan losses, partially offset by $961 thousand in net charge-offs of previously identified problem loans. The decrease in the allowance for loan losses as a percentage of loans held for investment as of September 30, 2018 as compared to December 31, 2017 primarily relates to the $399.8 million of loans acquired from PCB that were recorded at fair market value without a corresponding allowance for loan losses. The net carrying value of loans acquired through the acquisition of PCB includes a remaining net discount of $10.9 million as of September 30, 2018, which represents 88 basis points of total gross loans.

The provision for loan losses was $600 thousand for the three months ended September 30, 2018, compared to $320 thousand for the three months ended June 30, 2018. The provision for loan losses during the three months ended September 30, 2018 was primarily a result of organic loan growth.

The provision for loan losses was $600 thousand and $1.1 million for the three and nine months ended September 30, 2018, compared to $1.0 million and $1.0 million for the three and nine months ended September 30, 2017. The change in provision for loan losses during these periods was primarily the result of organic loan growth and reductions in nonperforming loans between periods.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017 (restated(1))	2018	2017 (restated(1))
	(in thousands)
Gain on sale of loans	$171	$448	$1,075	$866	$3,163
Service charges and fees on deposit accounts	380	208	102	803	231
Net servicing fees	39	126	211	318	571
Other income (loss)	115	(3)	45	60	161
Total noninterest income	$705	$779	$1,433	$2,047	$4,126

Third Quarter of 2018 Compared to Second Quarter of 2018

Noninterest income decreased $74 thousand to $705 thousand for the three months ended September 30, 2018, compared to $779 thousand for the three months ended June 30, 2018 due to lower gain on sale of loans and lower net servicing fees, offset by higher service charges and fees on deposit accounts and higher other income (loss).

Gain on the sale of loans decreased $277 thousand due to lower loan sale volume and lower premiums. We sold two SBA loans with an unpaid principal balance of $2.4 million with a net premium percentage of 7.1%, resulting in a gain of

$171 thousand for the three months ended September 30, 2018. This compares to seven SBA loans sold with an unpaid principal balance of $5.8 million and net premium percentage of 7.7%, resulting in a gain of $448 thousand for the three months ended June 30, 2018. The decline in the SBA net premium percentage reflects the rising interest rate environment and increasing prepayment speeds on SBA loans.

Service charges and fees on deposit accounts increased $172 thousand or 82.7% to $380 thousand due mostly to increases in transaction account balances as a result of the PCB acquisition. Average demand deposit accounts increased to $425.8 million during the third quarter of 2018, compared to $209.0 million during the second quarter of 2018.

Net servicing fees are comprised of contractually specified servicing fees, net of amortization of servicing rights assets. Net servicing fees decreased $87 thousand in the third quarter of 2018 due to higher servicing fee income of $119 thousand offset by higher servicing asset amortization of $206 thousand, of which $173 thousand related to early loan pay-offs in the third quarter of 2018 compared to the prior quarter. The higher servicing revenue and normal amortization are attributed to a larger loan servicing portfolio and a larger servicing rights asset, both of which increased in size from the PCB acquisition.

Third Quarter of 2018 Compared to Third Quarter of 2017

Noninterest income decreased $728 thousand, or 50.8%, to $705 thousand for the three months ended September 30, 2018, compared to $1.4 million for the three months ended September 30, 2017 due to lower gain on sale of loans and lower net servicing fees, offset by higher services charges and fees on deposit accounts and higher other income (loss).

Gain on the sale of loans decreased $904 thousand or 84.1% for the three months ended September 30, 2018 compared to the same 2017 period. We sold thirteen SBA loans with an unpaid principal balance of $11.3 million with a net premium percentage of 8.6%, resulting in a gain of $969 thousand for the three months ended September 30, 2017 compared to the third quarter of 2018 activity described above. The decline in the SBA net premium percentage reflects the rising interest rate environment and increasing prepayment speeds on SBA loans.

Services charges and fees on deposit accounts increased $278 thousand to $380 thousand for the three months ended September 30, 2018 from $102 thousand for the comparable 2017 period. The increase is attributed to increases in the volume of transaction-based accounts and account balances as a result of the PCB acquisition; average demand deposit account balances increased to $425.8 million for the nine months ended September 30, 2018, compared to $209.0 million for the same 2017 period. Additionally, the Company continued to build new customer relationships that are taking advantage of our treasury management services.

The $172 thousand decrease in net servicing fees was due to an overall increase in our servicing portfolio, which averaged $180.7 million during the three months ended September 30, 2018, compared to $135.9 million for the comparable 2017 period, offset by an increase in amortization of our servicing rights asseet. The increase in our loan servicing portfolio primarily related to the acquisition of PCB, which contributed $73.8 million to the portfolio of serviced loans. During the three months ended September 30, 2018 and 2017 contractually-specified servicing fees were $435 thousand and $309 thousand. Offsetting these fees was amortization of the servicing rights of $397 thousand and $99 thousand for the three months ended September 30, 2018 and 2017. The increase in amortization of the servicing rights was due to a larger servicing rights asset as we acquired $1.1 million in the PCB acquisition and higher accelerated amortization related to early loan pay-offs of $285 thousand for the third quarter of 2018 compared to $4 thousand for the same 2017 period.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Noninterest income decreased $2.1 million or 50.4% to $2.0 million for the nine months ended September 30, 2018, compared to $4.1 million for the nine months ended September 30, 2017 due to lower gain on sale of loans and net servicing fees, partially offset by higher services charges and fees on deposit accounts during the year.

Gain on the sale of loans decreased $2.3 million or 72.6% for the nine months ended September 30, 2018 from the comparable 2017 period due to a lower volume of loan sales. We sold twelve SBA loans with an unpaid principal balance of $11.0 million with a premium percentage of 7.9%, resulting in a gain of $866 thousand for the nine months ended

September 30, 2018. This compares to thirty-five SBA loans sold with an unpaid principal balance of $39.2 million with a premium percentage of 7.8%, resulting in a gain of $3.1 million and a whole loan sale of $6.0 million in unpaid principal balance for a gain of $106 thousand during the nine months ended September 30, 2017.

Services charges and fees on deposit accounts increased $572 thousand to $803 thousand during the nine months ended September 30, 2018 from $231 thousand during the comparable 2017 period. The increase is attributed to increases in the volume of transaction-based accounts and account balances as a result of the PCB acquisition; average demand deposit account balances increased to $281.3 million for the nine months ended September 30, 2018 from $189.6 million for the same 2017 period. Additionally, the Company continued to build new customer relationships that are taking advantage of our treasury management services.

The decrease in net servicing fees was due to an overall increase in our servicing portfolio, which averaged $152.7 million during the nine months ended September 30, 2018, compared to $129.3 million for the nine months ended 2017 offset by an increase in amortization of our servicing rights asset. The increase in the loan servicing portfolio primarily related to the acquisition of PCB which contributed $73.8 million to the portfolio of serviced loans. During the nine months ended September 30, 2018 and 2017 contractually-specified servicing fees were $1.1 million and $869 thousand. Offsetting these servicing fees was higher amortization of the servicing rights asset of $753 thousand for the nine months ended September 30, 2018 compared to $299 thousand for the same period in 2017. The increase in amortization of servicing rights was due to the servicing rights acquired in the PCB acquisition of $1.1 million coupled with higher amortization related to early loan pay-offs of $474 thousand for the nine months ended September 30, 2018 compared to $87 thousand for the same 2017 period.

Other (loss) income decreased $101 thousand to a $60 thousand for the nine months ended September 30, 2018, compared to $161 thousand for the same period in 2017 due mostly to a loss in the fair value of equity securities of $140 thousand for the nine months ended September 30, 2018, compared to zero for the same 2017 period.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2018	June 30, 2018	September 30, 2017 (restated(1))	2018	2017 (restated(1))
	(in thousands)
Salaries and employee benefits	$5,143	$3,578	$3,921	$12,837	$11,265
Occupancy and equipment	891	567	574	1,978	1,544
Data processing	666	448	398	1,536	1,084
Professional fees	400	378	413	1,082	611
Office, postage and telecommunications	256	193	202	641	523
Deposit insurance and regulatory assessments	143	86	97	339	316
Loan related	142	101	80	327	238
Customer service related	208	101	144	448	407
Merger, integration and public company registration costs	3,797	356	—	4,527	—
Amortization of core deposit intangible	133	—	—	133	—
Other expenses	586	509	345	1,511	1,266
Total noninterest expense	$12,365	$6,317	$6,174	$25,359	$17,254

(1)	See Note 2 of the Notes to Unaudited Consolidated Financial Statements for restatement information.

Third Quarter of 2018 Compared to Second Quarter of 2018

Noninterest expense for the three months ended September 30, 2018 was $12.4 million, an increase of $6.0 million or 95.7% from $6.3 million for the three months ended June 30, 2018. The increase was primarily attributable to the impact of the acquired PCB operations and higher merger, integration and public company registration costs of $3.4 million. The remaining increase in noninterest expense for the third quarter of 2018 as compared to the second quarter of 2018 totaled $2.6 million with increases in every overhead expense category due to including PCB's operations since the date of acquisition.

Salaries and employee benefits increased $1.6 million or 43.7% to $5.1 million during the third quarter of 2018 from $3.6 million during the second quarter of 2018. The increase is primarily attributable to the growth in headcount between quarters as a result of our acquisition of PCB. During the third quarter of 2018 we had 155 in average full-time equivalent ("FTE") employees, compared to 105 FTE employees during the second quarter of 2018.

Occupancy and equipment costs increased $324 thousand or 57.1% to $891 thousand for the three months ended September 30, 2018 compared to $567 thousand for the three months ended June 30, 2018 due to the additional occupancy costs associated with the six branches added in the PCB acquisition.

Data processing costs increased $218 thousand or 48.7% to $666 thousand for the three months ended September 30, 2018 compared to $448 thousand for the three months ended June 30, 2018. The increase in data processing costs was primarily attributable to increases in core systems costs associated with higher transaction volumes resulting from our acquisition of PCB and organic growth.

Merger, integration and public company registration costs were $3.8 million for the three months ended September 30, 2018 compared to $356 thousand for the three months ended June 30, 2018. Merger, integration and public company registration costs included expenses incurred by the Company to effect the merger with PCB, costs associated with the integration of PCB into our operations, professional services expenses related to filings for public company status and registration of the Company’s stock on the Nasdaq stock exchange. During the third quarter, merger, integration and public company registration costs were comprised primarily of $1.7 million in change-in-control and severance payments and $1.9 million related to core systems integration and contract termination costs. Refer to Note 3 – Business Combination in the accompanying notes to unaudited consolidated financial statements for more information on the PCB acquisition.

In connection with the PCB acquisition, we recognized $6.9 million in core deposit intangible ("CDI"), representing the fair value associated with PCB's depositor relationships. The CDI is expected to be amortized over a period of approximately 10 years. Amortization of CDI was $133 thousand for the three months ended September 30, 2018; there was no similar expense for the three months ended June 30, 2018.

Third Quarter of 2018 Compared to Third Quarter of 2017

Noninterest expense for the three months ended September 30, 2018 was $12.4 million, an increase of $6.2 million or 100.3% from $6.2 million for the three months ended September 30, 2017. The increase was primarily attributable to the impact of the acquired PCB operations and merger, integration and public company registration costs of $3.8 million. Excluding merger, integration and public company registration costs, noninterest expense increased $2.4 million during the three months ended September 30, 2018 to $8.6 million from the comparable 2017 period. Noninterest expense reflected increases in each overhead expense category for the third quarter of 2018 as compared to the third quarter of 2017 due to including PCB's operations since the date of acquisition.

Salaries and employee benefits increased $1.2 million or 31.2% to $5.1 million from $3.9 million. The increase is primarily attributable to the growth in headcount between quarters as a result of our acquisition of PCB. During the three months ended September 30, 2018 we had 155 in average FTE employees, compared to 104 FTE employees during the comparable 2017 period.

Occupancy and equipment costs increased $317 thousand or 55.2% to $891 thousand for the three months ended September 30, 2018, compared to $574 thousand for the three months ended September 30, 2017. The increase in occupancy and equipment costs was primarily attributable to the additional occupancy costs associated with the six branches added in the PCB acquisition.

Data processing increased $268 thousand or 67.3% to $666 thousand for the three months ended September 30, 2018, compared to $398 thousand for the three months ended September 30, 2017. The increase in data processing primarily relates to increases in transaction volume from both organic growth and our acquisition of PCB, strengthening automation and delivering risk mitigation solutions to improve our customers’ banking experience.

Amortization of CDI was $133 thousand for the three months ended September 30, 2018; there was no similar expense for the three months ended September 30, 2017.

Other noninterest expense increased $245 thousand or 19.4% to $586 thousand for the three months ended September 30, 2018 compared to $345 thousand for the three months ended September 30, 2017. The increase between periods included increases in shareholder communications, director fees and promotional expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Noninterest expense for the nine months ended September 30, 2018 was $25.4 million, an increase of $8.1 million or 47.0% from $17.3 million for the nine months ended September 30, 2017. The increase was primarily attributable to the impact of the acquired PCB operations and merger, integration and public company registration costs of $4.5 million. Excluding merger, integration and public company registration costs, noninterest expense increased $3.6 million to $20.8 million for the nine months ended September 30, 2018, compared to $17.3 million for the comparable period in 2017. Noninterest expense reflected increases in each overhead expense category for the nine months ended September 30, 2018 compared to 2017 due to including PCB's operations since the date of acquisition.

Salaries and employee benefits increased $1.6 million or 14.0% to $12.8 million for the nine months ended September 30, 2018 from $11.3 million during the comparable 2017 period. The increase is primarily attributable to the growth in headcount between periods as a result of our acquisition of PCB. During the nine months ended September 30, 2018, we had 127 in average FTE employees, compared to 101 FTE employees in the comparable 2017 period.

Occupancy and equipment costs increased $434 thousand or 28.1% to $2.0 million for the nine months ended September 30, 2018 compared to $1.5 million for the nine months ended months ended September 30, 2017. The increase in occupancy and equipment costs was primarily due to the additional occupancy costs associated with the six branches added in the PCB acquisition.

Professional fees increased $471 thousand or 77% to $1.1 million for the nine months ended September 30, 2018, compared to $611 thousand for the nine months ended September 30, 2017. The increase in professional fees primarily relates to increases in legal, consulting and audit fees for enhancements of policies, procedures and internal controls.

Data processing increased $452 thousand or 41.7% to $1.5 million for the nine months ended September 30, 2018, compared to $1.1 million for the nine months ended September 30, 2017. The increase in data processing primarily relates to increases in transaction volume from both organic growth and our acquisition of PCB, strengthening automation and delivering risk mitigation solutions to improve our customers’ banking experience.

Amortization of CDI was $133 thousand for the nine months ended September 30, 2018; there was no similar expense for the nine months ended September 30, 2017

Income Taxes

Third Quarter of 2018 Compared to Second Quarter of 2018

Income tax expense was $0.9 million and $1.5 million for the three months ended September 30, 2018 and June 30, 2018. The effective tax rate for the three months ended September 30, 2018 was 26.4% compared to 30.8% for the three months ended June 30, 2018. Our effective tax rate was impacted by the Tax Cuts and Job Act ("Tax Act"), which was signed into legislation in December 2017. The Tax Act substantially amended the Internal Revenue Code and reduced the corporate Federal income tax rate from 35% to 21% beginning in 2018. The decrease in our effective tax rate from the second quarter of 2018 to the third quarter of 2018 primarily resulted from the SAB Adjustment of $226 thousand recorded in the third quarter of 2018 (Refer to Note 10. Income Taxes in the accompanying Notes to Condensed Consolidated Financial Statements for additional information).

Third Quarter of 2018 Compared to Third Quarter of 2017

Income tax expense was $0.9 million and $1.4 million for the three months ended September 30, 2018 and 2017. The effective tax rate for the three months ended September 30, 2018 was 26.4% compared to 41.6% for the three months ended September 30, 2017. The reduction in our effective tax rate was primarily attributable to the aforementioned impact of the Tax Act and the SAB 118 Adjustment of $226 thousand.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Income tax expense was $3.3 million and $4.4 million for the nine months ended September 30, 2018 and 2017. The effective tax rate for the nine months ended September 30, 2018 was 28.3% compared to 41.0% for the nine months ended September 30, 2017. The reduction in our effective tax rate was primarily attributable to the impact of the aforementioned Tax Act and the SAB 118 Adjustment of $226 thousand recorded in the third quarter of 2018.

Comparison of Financial Condition

General. Total assets at September 30, 2018 were $1.59 billion, an increase of $683.6 million, or 75.6%, from $903.8 million at December 31, 2017. This increase is primarily due to the $483.5 million or 66.1% increase in loans receivable, net to $1.21 billion at September 30, 2018 from $731.2 million at December 31, 2017. The completion of our acquisition of PCB during the third quarter of 2018 increased assets by $536.5 million on the acquisition date.

Total liabilities at September 30, 2018 were $1.34 billion, an increase of $545.9 million, or 68.4%, from $798.1 million at December 31, 2017. The completion of our acquisition of PCB during the third quarter of 2018 increased liabilities by $476.6 million on the acquisition date, primarily consisting of deposit balances. Total deposits increased $534.4 million or 69.2% to $1.31 billion at September 30, 2018. Additionally, senior secured notes increased $12.2 million to $12.6 million at September 30, 2018. The increase in senior secured notes is primarily attributable to additional borrowings by First Choice Bancorp used to pay dividends, operational costs, and merger, integration and public company registration costs during the first three quarters of 2018.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents totaled $194.0 million at September 30, 2018, an increase of $72.8 million from June 30, 2018 and an increase of $90.8 million from December 31, 2017. The increases in cash and cash equivalents during the 2018 periods were primarily attributable to cash balances acquired from the PCB, which totaled $111.0 million at the date of acquisition.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	September 30, 2018		June 30, 2018		December 31, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$7,250	25.5%	$7,597	25.6%	$8,496	26.2%
Collateralized mortgage obligations	11,728	41.2%	12,416	41.7%	13,659	42.1%
SBA pools	9,495	33.3%	9,719	32.7%	10,305	31.7%
	$28,473	100.0%	$29,732	100.0%	$32,460	100.0%

	September 30, 2018		June 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$3,340	62.6%	$3,340	62.5%	$3,273	61.8%
Mortgage-backed securities	1,993	37.4%	2,004	37.5%	2,027	38.2%
	$5,333	100.0%	$5,344	100.0%	$5,300	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2018:

	September 30, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$—	$—	$—	$7,250	$7,250
Collateralized mortgage obligations	—	—	—	11,728	11,728
SBA pools	—	—	—	9,495	9,495
	$—	$—	$—	$28,473	$28,473
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.52%	2.52%
Collateralized mortgage obligations	—%	—%	—%	2.46%	2.46%
SBA pools	—%	—%	—%	2.48%	2.48%
	—%	—%	—%	2.48%	2.48%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

	September 30, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$—	$—	$3,340	$—	$3,340
Mortgage-backed securities	—	—	—	1,993	1,993
	$—	$—	$3,340	$1,993	$5,333
Weighted average yield:
U.S. Government and agency securities	—%	—%	2.06%	—%	2.06%
Mortgage-backed securities	—%	—%	—%	2.81%	2.81%
	—%	—%	2.06%	2.81%	2.33%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At September 30, 2018, we held investment securities issued by Fannie Mae whose market value represented approximately 12.9% of shareholders’ equity. No other issuers represented 10% or more of the Company’s shareholders’ equity at September 30, 2018. At September 30, 2018, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as collateral for a $4.8 million line of credit. There were no borrowings under this line of credit for the three and nine months ended September 30, 2018.

Loans. Loans are the single largest contributor to our net income. At September 30, 2018, loans held for investment, net totaled $1.21 billion. It is our goal to continue to grow the balance sheet through the origination and acquisition of loans. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and proper loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Continued balanced growth is anticipated over the coming years. The following table shows the composition of our loan portfolio as of the date indicated:

	September 30, 2018		June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Construction and land development	$172,938	14.1%	$133,050	17.0%	$115,427	15.6%
Real estate:
Residential	60,570	4.9%	51,661	6.6%	63,415	8.5%
Commercial real estate - owner occupied	181,089	14.8%	59,375	7.6%	52,753	7.1%
Commercial real estate - non-owner occupied	392,919	32.1%	258,833	32.9%	251,821	33.9%
Commercial and industrial	270,661	22.1%	191,966	24.5%	169,183	22.8%
SBA loans	147,359	12.0%	89,026	11.4%	88,688	12.0%
Consumer	—	—%	—	—%	826	0.1%
Loans held for investment, net of discounts	$1,225,536	100.0%	$783,911	100.0%	$742,113	100.0%
Net deferred origination fees	(160)		(424)		(400)
Loans held for investment	1,225,376		783,487		741,713
Allowance for loan losses	(10,656)		(10,376)		(10,497)
Loans held for investment, net	$1,214,720		$773,111		$731,216

During the three months ended September 30, 2018, loans held for investment, net increased $441.6 million or 56.3% to $1.21 billion from $773.1 million. During the nine months ended September 30, 2018, loans held for investment, net increased $483.5 million, or 66.1% to $1.21 billion, compared to $731.2 million at December 31, 2017. The changes in our total loan portfolio are primarily attributable to the $399.8 million of loans at acquisition date acquired from PCB during the third quarter of 2018. Below is a discussion of the changes in our principal loan categories:

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

During the quarter ended September 30, 2018, construction and land development loans increased $39.9 million or 30.0% to $172.9 million at September 30, 2018 from $133.1 million at June 30, 2018. Construction and land development loans increased $57.5 million or 49.8% from $115.4 million at December 31, 2017. Demand for financing in this area continues to rise. The growth in our construction and land development portfolio also included $15.5 million in loans acquired from PCB during the third of 2018. At September 30, 2018, June 30, 2018 and December 31, 2017, construction and land development loans comprised 14.1%, 17.0% and 15.6% of our total loans held for investment.

Real estate loans - residential. Residential loans include loans originated or purchased within the marketplace from unaffiliated third parties. During the quarter ended September 30, 2018, residential real estate loans increased $8.9 million or 17.2% to $60.6 million from $51.7 million at June 30, 2018. Residential real estate loans decreased $2.8 million or 4.5% from $63.4 million at December 31, 2017. At September 30, 2018, June 30, 2018 and December 31, 2017, residential real estate loans represented 4.9%, 6.6% and 8.5% of our total loans held for investment. During the three and nine months ended September 30, 2018, we continue to see prepayments within the portfolio and a shift in originations towards higher yielding commercial real estate and commercial and industrial loans. The net growth in residential loans included $11.3 million in loans acquired from PCB during the third of 2018.

Commercial real estate loans. We provide financing for the purchase or refinance of owner-occupied and non-owner-occupied commercial real estate. These loans are typically secured by first mortgages. During the quarter ended September 30, 2018, commercial real estate loans, including both owner-occupied and non-owner-occupied, increased $255.8 million or 80.4% to $574.0 million from $318.2 million at June 30, 2018. Commercial real estate loans, both owner-occupied and non-owner-occupied, increased $269.4 million or 88.5% from $304.6 million at December 31, 2017. The changes in commercial real estate loans during the three and nine months ended September 30, 2018 are primarily attributable to the $252.4 million in commercial real estate loans acquired from PCB during the third quarter of 2018, which included $123.0 million owner-occupied loans and $129.3 million in non-owner-occupied loans.

Our single largest concentration of CRE loans is to hospitality owners, which comprised 15.5%, 22.7% and 26.1% of total commercial real estate loans at September 30, 2018, June 30, 2018 and December 31, 2017. Some of the members of our Board of Directors are active in the hospitality sector and are therefore able to provide referrals for financing on hotel properties. There are no loans to any of our board members, nor to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans measured against our risk-based capital are reported to our Board of Directors monthly.

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

At September 30, 2018, commercial and industrial loans totaled $270.7 million, an increase of $78.7 million or 41.0% from $192.0 million at June 30, 2018 and $101.5 million or 60.0% from $169.2 million at December 31, 2017. The increase commercial and industrial loans during 2018 is due to the $74.7 million in commercial and industrial loans acquired from PCB and, to a lesser extent, overall increases in our lending activity during year. At September 30, 2018, June 30, 2018 and December 31, 2017, commercial and industrial loans comprised 22.1%, 24.5% and 22.8% of our total loans held for investment.

We make loans to businesses that provide funding for executive retirement programs for the businesses. These loans are frequently secured to at least 90% and often well above that level by cash equivalent collateral; typically the cash surrender value, also known as CSV, of one or more life insurance policies. These loans represent our largest concentration within commercial and industrial loan portfolio. We manage these loans individually against our house limit of $10 million and legal lending limit of 150% of risk-based capital. Our Board or Directors also receives quarterly reports of the level of concentration of any single insurance company’s CSV as collateral. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to either pledge additional collateral; substitute the policy from another insurer; or have a reduction in the advance rate of the loan to a lower loan to cash surrender value ratio. These loans totaled $33.1 million and $32.8 million at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balance to aggregate CSV for this portfolio totaled 94.9% and 88.1%.

Small Business Administration (SBA) loans. We offer small business loans through the SBA’s 7(a) program. We originate and service, as well as sell the guaranteed portion of these loans. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. At September 30, 2018, SBA 7(a) loans totaled $91.1 million, an increase of $38.4 million or 72.9% from $52.7 million at December 31, 2017. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. At September 30, 2018, SBA 504 loans totaled $56.3 million, an increase of $20.3 million or 56.3% from $36.0 million at December 31, 2017.  During the third quarter of 2018, we acquired $45.9 million, at acquisition date, in SBA loans from PCB.

We typically retain the entire SBA 504 loans we originate and sell in the secondary market the SBA-guaranteed portion of the SBA (7a) loans (generally 75% of the principal balance) we originate. During the three months ended September 30, 2018 and 2017, we originated $21.9 million and $23.6 million, of SBA 7(a) loans and $16.9 million and $1.7 million of SBA 504 loans. We sold $2.4 million and $9.6 million of SBA 7(a) loans and zero and $1.8 million of SBA 504 loans for the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, we originated $31.3 million and $44.6 million of SBA 7(a) loans and $20.2 million and $21.4 million of SBA 504 loans. We sold $11.0 million and $31.3 million of SBA 7(a) loans and zero and $7.9 million of SBA 504 loans for the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, our SBA portfolio totaled $147.4 million, of which $23.7 million is guaranteed by the SBA and $123.6 million is unguaranteed. Of the $123.6 million unguaranteed SBA portfolio, $32.0 million is secured by industrial/warehouse properties; $25.4 million is secured by hospitality properties; and $66.2 million is secured by other real estate types. As of December 31, 2017, our SBA portfolio totaled $88.7 million of which $10.9 million is guaranteed by the SBA and $77.8 million is unguaranteed. Of the $77.8 million unguaranteed SBA portfolio, $73.0 million is secured by commercial real estate and $4.8 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral.

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at September 30, 2018:

	September 30, 2018
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(in thousands)
Construction and land development	$333	$94,467	$1,544	$60,209	$—	$16,385	$172,938
Real estate:
Residential	1,487	1,165	57	2,794	2,518	52,549	60,570
Commercial real estate - owner occupied	10,116	3,632	23,063	43,374	13,990	86,914	181,089
Commercial real estate - non-owner occupied	16,498	47,377	69,075	77,982	11,856	170,131	392,919
Commercial and industrial	3,586	61,867	25,412	81,634	12,860	85,302	270,661
SBA loans	—	13,780	2,198	12,321	8,966	110,094	147,359
	$32,020	$222,288	$121,349	$278,314	$50,190	$521,375	$1,225,536

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

The Board of Directors has approved pre-established concentration levels (as a percentage of capital) for various loan types based on our business plan and historical loss experience. On a quarterly basis, management provides a loan concentration report to the board with information relating to concentrations. Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. In addition, we stress test our CRE portfolios quarterly as part of our risk management practices. We believe we are in compliance with the Interagency Guidance, because we have heightened risk management practices for our commercial real estate portfolio, including our construction and land development loans.

As of September 30, 2018 and December 31, 2017, loans secured by non-owner occupied commercial real estate represented 324% and 309% of our total risk-based capital (as defined by the federal bank regulators). Our internal policy is to limit total non-owner occupied commercial real estate loans to 350% of risk-based capital. In addition, as of September 30, 2018 and December 31, 2017, total loans secured by commercial real estate under construction and land development represented 104.0% and 99.1% of our total risk-based capital. Our internal policy is to limit loans secured by commercial real estate construction and land development to 150% of risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, as of September 30, 2018 and December 31, 2017, total unpaid principal balance of hospitality loans represented approximately 69.8% and 97.1% of our risk-based capital. We have historically provided loans to borrowers in the hospitality industry. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital, and we attempt to meet this guidance by participating certain hospitality loans to other lenders. At September 30, 2018 and December 31, 2017, total commitments to fund hospitality loans represented approximately 73.2% and 103.0% of our risk-based capital

Most of our real property collateral is located within Southern California. In the past, particularly in the recession of 2007-2009, there has been a significant decline in real estate values in many parts of California, including certain parts of our service areas. If this were to happen again, the collateral for our loans may provide less security than when the loans were originated. A decline in real estate values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in real estate values. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in our provision for loan losses.

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

The following tables present the unpaid principal balances of potential problem loans, excluding PCI loans, classified as special mention or substandard, at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$3,997	$1,135	$9,338	$4,705	$—	$19,175
Substandard	—	—	—	—	3,498	2,723	—	6,221
Total	$—	$—	$3,997	$1,135	$12,836	$7,428	$—	$25,396

(1)	At September 30, 2018, substandard loans include $1.1 million of impaired loans. The Company had no loans classified as doubtful or loss at September 30, 2018.

	December 31, 2017
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$6,871	$4,014	$—	$10,885
Substandard	—	—	—	—	634	1,347	—	1,981
Total	$—	$—	$—	$—	$7,505	$5,361	$—	$12,866

(1)	At December 31, 2017, substandard loans include $1.8 million of impaired loans. The Company had no loans classified as doubtful or loss at December 31, 2017.

Nonperforming Assets. Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and nonperforming troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure. The table below reflects the composition of non-performing assets:

	September 30, 2018	June 30, 2018	December 31, 2017
	(in thousands)
Accruing loans past due 90 days or more	$—	$—	$—
Non-accrual	561	865	—
Troubled debt restructurings on non-accrual	566	631	1,761
Total nonperforming loans	1,127	1,496	1,761
Foreclosed assets	—	—	—
Total nonperforming assets	$1,127	$1,496	$1,761
Troubled debt restructurings - on accrual	$329	$330	$—

Nonperforming loans as a percentage of gross loans	0.09%	0.20%	0.24%
Nonperforming assets as a percentage of total assets	0.07%	0.16%	0.19%

At September 30, 2018, one TDR with an unpaid principal balance of $390 thousand was not performing in accordance with its restructured terms. At December 31, 2017, all TDRs were performing in accordance with their restructured terms.

The following table shows our nonperforming loans among our different asset categories as of the dates indicated. Nonperforming loans, excluding PCI loans, include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. The balances of nonperforming loans reflect our net investment in these assets.

	September 30, 2018	June 30, 2018	December 31, 2017
Nonaccrual loans:	(in thousands)
Commercial and industrial	$95	$108	$634
SBA loans	1,032	1,388	1,127
Consumer	—	—	—
Total nonperforming loans	$1,127	$1,496	$1,761

Troubled Debt Restructurings. At September 30, 2018 and December 31, 2017, the Company had approximately $940 thousand and $1.8 million in recorded investment in loans identified as TDRs and had allocated approximately $0 thousand and $504 thousand as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the three and nine months ended September 30, 2018 there were no new loan modifications resulting in TDRs. During the three and nine months ended September 30, 2017, there were two and three new loan modifications resulting in TDRs.

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

In addition, the evaluation of the appropriate allowance for loan losses on purchased non-impaired loans in the various loan segments considers credit discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for loan losses is recorded at the acquisition date. Credit discounts representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to our originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.

The evaluation of the appropriate allowance for loan losses for purchased credit-impaired loans in the various loan segments considers the expected cash flows to be collected from the borrower. These loans are initially recorded at fair value and, therefore, no allowance for loan losses is recorded at the acquisition date. Subsequent to the acquisition date, the expected cash flows of purchased loans are subject to evaluation. Decreases in expected cash flows are recognized by recording an allowance for loan losses with the related provision for loan losses. If the expected cash flows on the purchased loans increase, a previously recorded impairment allowance can be reversed. Increases in expected cash flows of purchased loans, when there are no reversals of previous impairment allowances, are recognized over the remaining life of the loans.

The table below presents a summary of activity in our allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$10,376	$11,333	$10,497	$11,599
Charge-offs:
Commercial and industrial	8	1,384	522	1,386
SBA loans	350	164	611	428
	358	1,548	1,133	1,814
Recoveries:
Commercial and industrial	38	18	172	18
	38	18	172	18
Net charge-offs	320	1,530	961	1,796
Provision for loan losses	600	1,000	1,120	1,000
Balance, end of period	$10,656	$10,803	$10,656	$10,803

Loans held for investment	$1,225,376	$749,876	$1,225,376	$749,876
Average loans held for investment	$1,085,572	$767,839	$888,208	$729,134
Allowance for loan losses as a percentage of loans held for investment	0.87%	1.44%	0.87%	1.44%
Ratio of net charge-offs to average loans held for investment	0.03%	0.20%	0.11%	0.25%

The following table shows the allocation of the allowance for loan losses by loan type:

	September 30, 2018		June 30, 2018		December 31, 2017
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(in thousands)
Construction and land development	$1,898	14.1%	$1,603	16.9%	$1,597	15.6%
Real estate:
Residential	412	4.9%	384	6.5%	375	8.5%
Commercial real estate - owner occupied	778	14.8%	637	7.6%	655	7.1%
Commercial real estate - non-owner occupied	2,825	32.1%	2,755	32.9%	3,136	33.9%
Commercial and industrial	3,103	22.1%	3,288	24.4%	3,232	22.8%
SBA loans	1,640	12.0%	1,709	11.7%	1,494	12.0%
Consumer	—	—%	—	—%	8	0.1%
	$10,656	100.0%	$10,376	100.0%	$10,497	100.0%

PCI Loans. The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three months ended September 30, 2018:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, June 30, 2018	$—	$—
Loans acquired	3,053	2,111
Accretion	43	(43)
Payments received	(77)	—
Increase in expected cash flows, net	—	—
Provision for credit losses	—	—
Balance, September 30, 2018	$3,019	$2,068

Loan Held for Sale. Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At September 30, 2018, loans held for sale were $26.1 million, an increase of $14.7 million from $11.5 million at June 30, 2018 and an increase of $15.5 million from $10.6 million at December 31, 2017. The increase in loans held for sale during the three months ended September 30, 2018 was primarily attributable to the origination of $17.1 million in loans, offset by the sale of loans with a carrying value of $2.4 million during the quarter ended September 30, 2018.  The increase in loans held for sale during the nine months ended September 30, 2018 was primarily attributable to the origination of $26.9 million in loans, offset by the sale of loans with a carrying value of $11.2 million. At September 30, 2018 and December 31, 2017, loans held for sale consisted entirely of SBA 7a loans. At September 30, 2018 and December 31, 2017, the fair value of loans held for sale totaled $27.3 million and $11.5 million.

Servicing Rights Asset. The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying condensed consolidated balance sheets. The total loans serviced for others totaled $283.2 million and $222.0 million at September 30, 2018 and December 31, 2017. This includes servicing related to construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions amounting to $86.8 million and $81.6 million at September 30, 2018 and December 31, 2017 for which there is no related servicing rights assets.

Additionally, the loan servicing portfolio includes SBA loans serviced for others of $196.4 million at September 30, 2018 and $140.4 million at December 31, 2017 for which there is a related servicing rights asset. Consideration for the each SBA loan sale includes the cash received and a related servicing rights asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing rights asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing rights assets relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows.

The servicing rights asset at September 30, 2018 and December 31, 2017 totaled $3.2 million and $2.6 million. Servicing rights asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Servicing rights with a fair value of $1.1 million, at acquisition date, were purchased as part of the PCB acquisition (Refer to Note 3 - Business Combination in the accompanying unaudited notes to condensed consolidated financial statements).

Goodwill and Intangible Assets. At September 30, 2018, goodwill and CDI totaled $73.4 million and $6.8 million. During the quarter, goodwill and intangible assets recognized in connection the PCB acquisition was $73.4 million and $6.9 million. For the three and nine months ended, amortization of CDI totaled $133 thousand.

Deposits. The following table presents the ending balance and percentage of deposits as of the periods indicated:

	September 30, 2018		June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Noninterest-bearing demand	$553,253	42.4%	$211,611	26.9%	$235,584	30.4%
Interest-bearing deposits:
Interest checking	162,391	12.4%	127,830	16.3%	200,587	26.0%
Money market	291,815	22.3%	170,090	21.7%	95,598	12.4%
Savings	42,051	3.2%	41,719	5.3%	76,514	9.9%
Time deposits	204,218	15.6%	178,313	22.7%	111,758	14.5%
Brokered time deposits	53,382	4.1%	55,394	7.1%	52,638	6.8%
	$1,307,110	100.0%	$784,957	100.0%	$772,679	100.0%

During the third quarter of 2018, total deposits increased $522.2 million or 66.5% to $1.31 billion at September 30, 2018 from $785.0 million at June 30, 2018. Total deposits increased $534.4 million, or 69.2% from $772.7 million at December 31, 2017. The increase in deposits during the quarter was primarily a result of $474.9 million, at acquisition date, in deposits acquired from PCB which was comprised primarily of noninterest-bearing demand deposits of $273.6 million or 57.6% of total deposits acquired and money market deposits of $120.4 million or 25.4% of total deposits acquired. The deposit portfolio received as part of the PCB acquisition positively impacted our deposit mix by shifting a greater percentage into noninterest-bearing demand deposit accounts. In addition, we had organic deposit growth of $47.2 million during the quarter ended September 30, 2018, mainly in noninterest-bearing deposits. At September 30, 2018, noninterest-bearing deposits represented 42.4% of total deposits, compared to 26.9% at June 30, 2018.

The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of September 30, 2018, total deposits from the State of California and other public agencies totaled $90.7 million, and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 8 - Deposits and Note 9 - Borrowing Arrangements in the accompanying condensed consolidated financial statements for additional information regarding the FHLB secured line of credit.

At September 30, 2018, the $53.4 million in brokered deposits had a weighted average maturity of 2.5 years. At September 30, 2018 and December 31, 2017, the weighted average yield on brokered deposits was 1.50% and 1.32%. The

Bank has an option to call and repay the deposits if rates for newly issued deposits should be lower, or if the Bank no longer has a need for this funding.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

September 30, 2018
(in thousands)
Three months or less	$53,903
Over three months through six months	43,261
Over six months through twelve months	18,830
Over twelve months	10,035
$126,029

The Company’s ten largest depositor relationships accounted for approximately 21.3% of total deposits at September 30, 2018 and 25.5% at December 31, 2017.

Borrowings. The following table presents the components of borrowings as of the periods indicated:

	September 30, 2018	June 30, 2018	December 31, 2017
	(in thousands)
FHLB Advances	$—	$60,000	$20,000
Federal funds purchased	15,000	—	—
Short-term borrowings	$15,000	$60,000	$20,000

Senior secured notes	$12,550	$4,150	$350

     Short-term borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances and fed fund purchased, as a source of funds to meet the daily liquidity needs of our customers. Short-term borrowings decreased $45.0 million to $15.0 million at September 30, 2018 from $60.0 million at June 30, 2018. Short-term borrowings decreased $5.0 million from $20.0 million at December 31, 2017. The cash balances acquired from PCB were utilized to reduce FHLB borrowings during the third quarter of 2018.

At September 30, 2018, the Company had a remaining borrowing capacity with the FHLB of San Francisco of $252.1 million. The Company has pledged loans with an unpaid principal balance of $668.0 million as collateral for this line of credit.

The Company may borrow up to $67.0 million overnight on an unsecured basis from four of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were $15.0 million and zero in overnight borrowings under these credit facilities at September 30, 2018 and December 31, 2017.

Other Borrowings. As of September 30, 2018, the Company had borrowing capacity of approximately $4.8 million with the Federal Reserve Bank discount window. The Company had pledged securities held-to-maturity in the amount of $5.3 million as collateral for this line. There were no borrowings under this arrangement as of September 30, 2018 and December 31, 2017.

Senior Secured Notes. On July 31, 2018, the Company received approval increasing the available credit under its senior secured notes facility from $10.0 million to $25.0 million. One of our executives is also a member of the lending bank's board of directors. This facility is secured by 100% of the common stock of First Choice Bank and bears interest, due quarterly, at a rate of U.S. Prime plus 0.25% and matures on December 22, 2019 ("Maturity Date"). The terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, some of which become effective December 31, 2018, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 10.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

Upon maturity, First Choice Bancorp will pay a lookback fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn on December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date.

At September 30, 2018, the outstanding balance under the facility totaled $12.6 million and the interest rate was 5.50%. The weighted average interest rate during the three and nine months ended September 30, 2018 was 5.38% and 5.20%. There were no senior secured note balances during the three and nine months ended September 30, 2017. At September 30, 2018, the Company was in compliance with all loan covenants on the facility.

Shareholders’ Equity. Total shareholders’ equity increased $137.7 million, or 130.3%, to $243.4 million at September 30, 2018 from $105.7 million at December 31, 2017. The increase in shareholders' equity is primarily due to the PCB acquisition with total purchase consideration was $133.3 million and the issuance of 4,386,816 shares of common stock issued and 420,393 rollover options (Refer to Note 3 - Business Combination in the accompanying unaudited notes to condensed consolidated financial statements for additional information relate to the acquisition). Shareholders’ equity also increased by $8.4 million in net earnings and $1.3 million of share-based compensation, partially offset by $5.2 million in cash dividends during the nine months ended September 30, 2018.

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

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand at the Holding Company, which was approximately $7.0 million at September 30, 2018, a $25.0 million secured line of credit of which $12.5 million is available at September 30, 2018, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. Our ability to declare dividends to shareholders depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the Holding Company depends upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors (refer to the Regulatory Capital section below for a discussion of dividend limitations at both the Holding Company and Bank).

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

Consolidated Company Liquidity

Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds and repos, interest-bearing deposits, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, held-to-maturity securities and loans held for sale) divided by total assets. Using this definition at September 30, 2018, our liquidity ratio was 16%. Our current policy requires that we maintain a liquidity ratio of at least 15% measured monthly.

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

Net cash (used in) provided by operating activities for the nine months ended September 30, 2018 and 2017 was $(3.7) million and $25.6 million. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash provided by (used in) investment activities for the nine months ended September 30, 2018 and 2017 was $32.7 million and $(81.6) million. During the nine months ended September 30, 2018, the primary components of cash flows provided by investing activities was the $111.0 million in cash acquired as part of the PCB acquisition, offset by a net increase in loans, which totaled $82.1 million. During the nine months ended September 30, 2017, the primary driver of cash flows used in investing activities was purchases of securities available for sale of $7.0 million, purchases of loans of $11.8 million and a net increase in loans of $70.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $61.9 million and $52.8 million. For the nine months ended September 30, 2018, cash provided by financing activities primarily results from a $59.5 million increase in deposits and a $12.2 million increase in senior secured notes, offset by a $5.0 million decrease in short-term borrowings and $5.2 million in cash dividends paid. For the nine months ended September 30, 2017, cash provided by financing activities primarily came from a $37.0 million increase in deposits and a $20.0 million increase in short-term borrowings, offset by $4.3 million in cash dividends paid.

Additional sources of liquidity available to us at September 30, 2018 include $252.1 million in secured borrowing capacity with the FHLB, $4.8 million in borrowing capacity at the discount window with the Federal Reserve Bank, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $52.0 million.

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

Contractual Obligations. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of September 30, 2018.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(in thousands)
Deposits without a stated maturity	$1,049,510	$1,049,510	$—	$—	$—
Time deposits	257,600	79,273	136,779	37,785	3,763
Federal funds purchased	15,000	15,000	—	—	—
Senior secured revolving facility	12,550	—	12,550	—	—
Operating lease obligations	6,351	2,120	4,037	194	—
	$1,341,011	$1,145,903	$153,366	$37,979	$3,763

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

At September 30, 2018, we had unused loan commitments of $376.4 million and standby letters of credit of $5.1 million. At December 31, 2017, we had unused loan commitments of $237.4 million and standby letters of credit of $1.0 million.

As of September 30, 2018, the Company had in place $106.7 million in letters of credit from the FHLB to meet collateral requirements for deposits from the State of California and other public agencies, along with standby letters of credit issued by the FHLB as credit enhancement to guarantee the performance of customers to third parties

Regulatory Capital. First Choice Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of September 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the actual capital ratios for the Bank:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In (1)	For Well Capitalized Requirement	Capital Conservation Buffer Fully Phased-In
September 30, 2018:
Total Capital (to risk-weighted assets)	13.69%	8.00%	9.875%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	12.79%	6.00%	7.875%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	12.79%	4.50%	6.375%	6.50%	7.00%
Tier 1 Capital (to average assets)	13.50%	4.00%	4.000%	5.00%	4.00%

December 31, 2017:
Total Capital (to risk-weighted assets)	14.72%	8.00%	9.250%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	13.46%	6.00%	7.250%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	13.46%	4.50%	5.750%	6.50%	7.00%
Tier 1 Capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%

(1)
Ratios for September 30, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over a three-year period that began on January 1, 2016.

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

Summary of Critical Accounting Policies

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our consolidated financial statements. Our significant policies relate to the allowance for credit losses on loans held for investment, loan sales and servicing of financial assets and fair value measurements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2017 annual report included in our joint proxy statement/prospectus filed with the SEC on May 2, 2018 pursuant to Rule 424(b)(3). As a result of our acquisition of PCB during the third quarter of 2018, accounting policies related to business combinations and purchased credit-impaired assets have been added to our critical accounting policies during the nine months ended September 30, 2018. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.

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

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Our Board of Directors review the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured its interest rate risk, mitigated its exposures appropriately and residual risk is acceptable. In addition to its annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.

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

The following table presents estimated changes in portfolio equity using a base market interest rate and changes to this base scenario given an immediate and sustained upward movement in interest rates of 100, 200 and 300 basis points and an immediate and sustained downward movement in interest rates of 100 and 200 basis points at September 30, 2018.

Market Value of Portfolio Equity
September 30, 2018

	Market Value	Percentage of Change from Base Case	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$350,240	7.1%	1.5%	9.3%
Up 200 basis points	$343,309	5.0%	1.0%	6.5%
Up 100 basis points	$336,003	2.7%	0.6%	3.6%
Base	$327,111	—	—	—
Down 100 basis points	$315,905	(3.4)%	(0.7)%	(4.5)%
Down 200 basis points	$308,180	(5.8)%	(1.2)%	(7.6)%

Net Interest Income Sensitivity

Net interest income is our most significant component of earnings. When net interest income follows the direction of interest rates, the Company is considered “asset-sensitive.” For asset-sensitive banks, net interest income will increase when interest rates increase and decrease when interest rates decline. If net interest income does not follow the direction of interest rates, the Company is considered “liability-sensitive.” For liability-sensitive banks, net interest income will increase when interest rates decline and decrease when interest rates increase. As of September 30, 2018, we are considered "asset-sensitive" as increases in interest rates are expected to positively affect our net interest income.

We project net interest income using full income simulation approach. Rate sensitive assets and rate sensitive liabilities are segregated in their respective repricing intervals to determine the cash flows and certain assumptions are assigned to the rate sensitive instruments to determine how management will likely reprice them. Management often will reprice assets and liabilities differently depending on the direction of interest rates. For example, management may reprice deposit rates in rising rate environments on a delayed basis and quickly lower them in declining rate environments. The last major component of income simulation is to consider the timing of the repricing instruments. Instruments reprice at various times through the simulation horizon.

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

Sensitivity of Net Interest Income
September 30, 2018

	Adjusted Net Interest Income	Percentage Change from Base Case	Net Interest Margin Percentage	Net Interest Margin Change
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$91,484	22.3%	6.1%	21.7%
Up 200 basis points	$85,970	14.9%	5.7%	14.7%
Up 100 basis points	$80,452	7.5%	5.3%	7.4%
Base	$74,813	—	5.0%	—
Down 100 basis points	$68,385	(8.6)%	4.6%	(8.5)%
Down 200 basis points	$63,025	(15.8)%	4.2%	(15.5)%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as September 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the property of the Company is subject.

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as disclosed in its joint proxy statement/prospectus filed with the United States Securities and Exchange Commission on May 2, 2018 pursuant to Rule 424(b)(3).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective October 17, 2018, First Choice, First Choice Bank and Mr. Robert Franko entered into an amendment to Mr. Franko’s employment agreement effective January 1, 2018 concerning a change of control of the Bank, which is attached hereto as Exhibit 10.1.  The last sentence of the first paragraph of section F.4(a) of the employment agreement originally indicated that it did not prohibit Mr. Franko from continuing as an employee under a new agreement with the Bank or a successor bank after the occurrence of a change of control and if Mr. Franko’s employment with the Bank is materially adversely altered.  The amendment eliminated the language that did not prohibit Mr. Franko from continuing as an employee.

Effective September 13, 2018, First Choice, First Choice Bank and Ms. Yvonne Chen entered into an amendment to Ms. Chen’s change in control agreement effective February 22, 2018 to reflect the change of Ms. Chen’s title at the Bancorp and the Bank to Executive Vice President of Finance on September 13, 2018, which is attached hereto as Exhibit 10.2.

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

10.1	First Amendment of Employment Agreement, dated October 17, 2018, between First Choice Bank, First Choice Bancorp and Robert M. Franko.

10.2	First Amendment of Change in Control Agreement, dated September 13, 2018, between First Choice. Bank, First Choice Bancorp and Yvonne Liu Chen.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[4]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[5]	Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: November 14, 2018	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2018	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President and Chief Financial Officer
(principal financial officer)