Form 10-K
period 2018-12-31
First Choice Bancorp
filed 2019-03-25
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38476
_________________________________________________________________
(Exact name of Registrant as specified in its charter)
_________________________________________________________________

California	82-2711227
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

17785 Center Court Drive N, Suite 750 Cerritos, CA	90703
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 562-345-9092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market public price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) as quoted on the NASDAQ Stock Market of $30.56 per share was $175,155,648. This value is estimated solely for purposes of this cover page. The market value of shares held by registrant’s directors and executive officers have been excluded because they may be considered to be affiliates of the registrant.

As of March 13, 2019, the Registrant had 11,641,020 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to Registrant’s 2019 Annual Meeting of Shareholders, which will be filed within 120 days of the fiscal year ended December 31, 2018, scheduled to be held on June 11, 2019, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

INDEX

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” and "holding company" refers to First Choice Bancorp on a stand-alone basis, and the term “Bank” refers to Bancorp's wholly owned subsidiary, First Choice Bank. The terms “Company,” “we,” “us,” and “our” refer to the Bancorp and the Bank collectively. The statements in this report include forward looking statements within in the meaning of the applicable provisions of the Private Securities Litigation Reform act of 1995 regarding management’s beliefs, projections and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe Harbor provision for forward looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectation, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. These statements are often, but not always, made through the use of the words or phrases such as “aim,” “can,” "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," “hope,” "intend," "plan," "potential," ‘project,” "will likely result," "continue," "seek," “shall,” “possible,” "projection," “optimistic,” and "outlook," and variations of these words and similar expressions or the negative version of those words or other comparable words of a future or forward-looking nature are intended to identify these forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and subject to change based on factors which are, in many instances, beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the ability to achieve expected revenue growth and/or expense savings following a merger or acquisition;

•	customer acceptance of our products and services and efforts by competitor institutions to lure away such customers;

•	possible business disruption or difficulty retaining key managers and employees;

•	U.S. and international business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	lack of seasoning in our loan portfolio;

•	credit risks of lending activities and deteriorating asset or credit quality and higher loan charge-offs;

•	possible additional provisions for loan losses and charge-offs;

•	extensive laws and regulations and supervision applicable to our business, including potential supervisory action by bank supervisory authorities;

•	increased costs of compliance and other risks associated with changes in regulation;

•	higher capital requirements from the implementation of the Basel III capital standards;

•	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;

•	potential goodwill impairment;

•	liquidity risk;

•	fluctuations in interest rates;

•	risks associated with acquisitions and the expansion of our business into new markets;

•	inflation and deflation;

•	real estate market conditions and the value of real estate collateral;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	increased competition in the financial services industry, nationally, regionally or locally;

•	our ability to maintain our historical earnings trends;

•	our ability to raise additional capital to implement our business plan and the resulting dilution of interests of holders of our common stock;

•	material weaknesses in our internal control over financial reporting;

•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;

•	our ability to adapt our systems to expanding use of technology in banking;

•	risk management processes and strategies;

•	market disruption and volatility;

•	fluctuations in the Company’s stock price;

•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

•	issuance of preferred stock;

•	the composition of our management team and our ability to attract and retain key personnel;

•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;

•	our ability to monitor our lending relationships;

•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in real estate-related industries and in our specialized industries;

•	the amount of nonperforming and classified assets we hold;

•	time and effort necessary to resolve nonperforming assets;

•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;

•	environmental liability associated with our lending activities;

•	the geographic concentration of our markets in California and the southwest United States;

•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;

•	the impact of recent and future legislative, regulatory and accounting changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•	requirements to remediate adverse examination findings;

•	changes in the scope and cost of FDIC deposit insurance premiums;

•	the obligations associated with being a public company;

•	certain provisions in our charter and bylaws that may affect the acquisition of the Company;

•	our modeling estimates related to changes in the interest rate environment;

•	our ability to achieve the cost savings and efficiencies in connection with branch closures;

•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers; and

•	our success at managing the risks involved in the foregoing items.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included herein. These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

ITEM 1. BUSINESS

Overview

First Choice Bancorp, a California corporation, was organized on September 1, 2017 to serve as the holding company for its wholly owned subsidiary, First Choice Bank (the "Bank"), a California state-chartered commercial bank. On December 21, 2017, the Bank received requisite shareholder and regulatory approval necessary for the Bank to reorganize into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice Bancorp. When we refer to "Bancorp" or the "holding company", we are referring First Choice Bancorp, the parent company, on a stand-alone basis. When we refer to "we," "us," "our," or the "Company", we are referring to First Choice Bancorp and the Bank collectively. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Bank is regulated by the California Department of Business Oversight ("DBO") and the Federal Reserve.

Our principal place of business is currently located at 17785 Center Court N, Suite 750, Cerritos, California 90703, and our telephone number at that location is (562) 345-9092. Our common stock began trading on the NASDAQ Capital Market under the trading symbol of “FCBP” on May 1, 2018.

Acquisition and Expansion

We completed the acquisition of Pacific Commerce Bancorp ("PCB") on July 31, 2018. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. See also Note 2. Business Combinations to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data, in this Annual Report.

Business of the Bank

The Bank was incorporated under the laws of the State of California in March 2005, is licensed by the DBO, and commenced banking operations in August 2005 as a California state-chartered commercial bank headquartered in Cerritos, Los Angeles County, California. On October 1, 2018, the Bank satisfied the requirements of the Federal Reserve Bank and became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank. Accordingly, the Bank is subject to periodic examination and supervision by the DBO and the Federal Reserve as the Bank's primary regulators. In addition, the Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") and as a result the FDIC also has examination authority over the Bank.

The Bank is a full-service commercial bank offering a broad range of retail and commercial banking products and services to individuals, families and businesses throughout Southern California. Our market area is broadly defined as the seven Southern California Counties, composed of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial Counties of California, with particular focus on Los Angeles, Orange and San Diego Counties. We operate eleven branches located in the cities of Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, Downtown Los Angeles, Pasadena, Rowland Heights, San Diego and West Los Angeles, California, and one loan production office located in Manhattan Beach, California. We also maintain the brand name ProAmérica.

We have received regulatory approval to discontinue two of our branches: (i) our Little Tokyo branch located at 420 East Third Street, Suite 100, Los Angeles, California 90013, which will be consolidated with our 6th and Figueroa branch, located at 888 W. 6th Street, Suite 200, Los Angeles, California 90017, and (ii) our San Diego branch located at 12730 High Bluff Drive, Suite 100, San Diego, California 92130, which will be consolidated with our Carlsbad branch located at 5857 Owens Avenue, Suite 106, Carlsbad, California 92008, and converting the San Diego branch to a loan center. The branch closings, consolidations and conversion are intended to become effective at the close of business on May 17, 2019.

We focus on offering banking products and services designed for small- and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, and the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors, who need the personalized and responsive service of a local bank with accessible, top-level decision makers who know the individual community. We target these potential customers who prefer to have a relationship with an institution where decisions are made locally and its employees know them and their business personally. Our deposit products consist primarily of demand, money market, and certificates of deposit. Our lending products consist primarily of construction and land development loans, commercial real estate loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, and consumer loans. We also provide treasury management services, on-line banking, commercial credit cards (offered under a private labeling arrangement with a correspondent bank) and other primarily business-oriented products.

Our mission is to increase economic opportunity and promote community development investments, job creation, business development, affordable housing, financial literacy and philanthropic support for the under-served populations in economically distressed communities in the area of our operations and to generally serve the business needs of those doing business in Southern California. While a majority of the members of our board of directors and our employees are members of a minority community, we are committed to serving all communities in our Southern California market area. We provide support to the communities that we serve in the form of financial grants and service hours to many local non-profit organizations.

Since its formation in 2005, the Bank has operated as a minority depository institution (“MDI”), which is defined by the FDIC and the Federal Reserve, as any depository institution where 51% or more of the stock is owned by minority individuals. We started as a bank focused on providing quality banking and opportunities for first generation Asian immigrants to the United States and we have two branches in the San Gabriel community, which is predominately an Asian-

American community. Over time, we have expanded from serving our founding communities to serving the broader communities prevalent in Southern California, a diverse mixture of many ethnic groups. During 2018, we acquired PCB, a community bank that shared our values, goals, culture and mission. PCB was originally organized by members of the Japanese-American community in Southern California. Over time, PCB expanded its operations by acquiring Vibra Bank in Chula Vista, California, and ProAmerica Bank in downtown Los Angeles, both of which have long histories of serving the Mexican-American and Hispanic-American population in Southern California. We expect the addition of PCB will increase our ability to reach minority and under-served communities, especially in downtown Los Angeles and San Diego markets.

An MDI is eligible to receive training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. The MDI designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the MDI program for technical assistance. Due to our growth and size, and following our conversion to a member bank on October 1, 2018, we anticipate that the Federal Reserve will provide technical assistance reviewing our existing and proposed lending and deposit programs. Accordingly, we believe any change in our MDI designation will not adversely affect our financial condition, results of operations or business because we have already benefited greatly from our MDI designation and anticipate leveraging those historic benefits into any new deposit and lending programs we may develop.

In addition, since 2010, our Bank was certified as a Community Development Financial Institution (“CDFI”). A CDFI certification is the U.S. Department of the Treasury’s recognition of specialized financial institutions serving low-income communities. We are qualified to apply for technical assistance and financial assistance awards, as well as training provided by the CDFI Fund. Since 2011, we have received 7 consecutive Business Enterprise Awards totaling an aggregate of $2.6 million from the CDFI Fund for our continuing efforts to increase the lending and service activities within the economically distressed communities that we serve. We have invested the proceeds from the Business Enterprise Awards primarily in loans to small businesses in our local communities including SBA loans and micro-loans, a program to provide startup funds to entrepreneurs starting small businesses.

Strategy

Our strategic objective is to continue growing as a premier community-based commercial bank, focused on offering business-oriented products, financial solutions, and relationship banking services to customers located throughout the Southern California area, principally Los Angeles, Orange County, and San Diego counties. We offer a wide variety of deposit, loan and other financial services to small- and medium-sized businesses, to non-profit organizations, to business owners and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers and to high-net worth individuals. Our value proposition is to provide a premier business banking experience through relationship banking, depth of expertise, resources and products while maintaining disciplined credit underwriting standards and continuing our focus on our operational efficiency. We focus on originating high-quality loans and growing our deposit base through our relationship-based business lending. We pride ourselves on being “First in Speed, Service and Solutions.” Our objective is to serve most segments of the business community within our market area. The key components of our strategy and business plan for continued success and future growth include the following:

•	customer service, including a high level of personal service and responsiveness;

•	relationship banking by experts in their fields including private banking, commercial banking, and real estate;

•	banking and financial service products for businesses, professionals and high net worth individuals, including products and services similar to those offered by larger banks;

•	leveraging our existing infrastructure with improvements in technology and processes to gain efficiencies to support a larger volume of business;

•	an experienced management team with roots in our market areas; and

•	strong community commitment.

We believe that the investments in experienced relationship management will establish an infrastructure to support our future.

Marketing Strategy

To fulfill our mission, we target the marketing of our products and services toward the small- to middle-market segments of the business community. The small- to middle- business market, generally defined as companies with revenues of less than $50 million, is our primary commercial banking target market. At December 31, 2018, our capital allowed us to provide unsecured lending (defined as a loan not secured by a first deed of trust on real estate or cash collateral) and secured lending (defined as a loan secured by a first deed of trust on real estate or cash collateral) to a single obligor up to a maximum of $29 million and $48 million, respectively. However, we generally limit our lending commitments to a lower level, currently set at $15 million (the “house limit”), unless the relationship is specifically approved by our Directors’ Loan Committee. Our relationship managers, directors and executive officers are uniquely qualified to support its marketing plan, having deep roots in many of the communities within our target market.

Our directors and officers are actively involved in local community groups and service organizations. Accordingly, our marketing strategy anticipates our ability to respond quickly to customer needs and changes in the market place. Because we are locally owned and operated, with a management team and board of directors charged with monitoring the financial needs of our communities, we are in a position to respond promptly to the requirements of potential new customers, as well as the changing needs of our existing customers.

Our strategy includes the retention of experienced and proven bankers as relationship managers who are familiar with our market area, along with a full offering of products. This provides each of our customers with access to a strong trusted advisor, who can offer knowledgeable advice and an extensive suite of products, including state of the art remote deposit products and specialized personnel for non-deposit products. Our approach is to staff offices with experienced bankers who are familiar with the area and preferably live or have worked in the area.

Products Offered

We offer a full array of competitively priced commercial loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.

Loan Products

We offer a diversified mix of business loans primarily encompassing the following loan products: (i) construction and land development loans; (ii) real estate loans for owner occupied and non-owner occupied commercial property ("CRE"); (iii) commercial and industrial ("C&I") loans; (iv) SBA loans, guaranteed in part by the U.S. Government and (v) consumer loans. We occasionally offer lines of credit, secured by a lien on real estate owned by our clients, which may include the primary personal residence of our clients; such lines of credit generally are requested to accommodate the business and investment needs of that customer segment. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will engage in transactional based lending only for borrowers with a history of successful track records who typically have worked with our employees here or at other banks and have a good record of repayment. Although we do not typically engage in residential mortgage lending, we may acquire, from time to time, for our own investment single family residential loans from other mortgage loan originators.

Construction and Land Development Loans. We originate and underwrite interim land and construction loans for commercial and speculative residential purposes. Land loans are primarily to allow the borrower time to complete entitlements, or as bridge financing prior to construction. We also provide new construction and renovation loans. We do not engage in any tract construction lending. Land and construction loans are generally limited to experienced and financially supportive sponsorship, known to management, and in markets that support the development. We impose limits on the loan amount for land, acquisition and construction loans based on a loan-to-cost ratios and loan-to-value ratios based on an "as completed appraisal". The project financed must be supported by current appraisals and other relevant information. These loans are typically Prime-based and have maturities of less than 36 months. Our loan-to-cost policy limits are typically 70% and loan-to-value limits are typically less than 65% based upon an as-completed basis for construction. The following table presents the components of our construction and land development portfolio as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(in thousands)		(in thousands)
Residential construction (single family 1-4 units)	$95,906	52.07%	$65,944	57.13%
Commercial real estate construction	68,173	37.02%	30,903	26.77%
Land acquisition & development	20,098	10.91%	18,580	16.10%
Total construction and land development loans	$184,177	100.00%	$115,427	100.00%

Real Estate Loans - Residential. From time to time we purchase residential real estate loans within our market place that have been originated by unaffiliated third parties. We take a comprehensive and conservative approach to mortgage underwriting. These loans are carefully selected and also audited by third parties for compliance with all applicable mortgage regulations. The typical loan is a five-year hybrid adjustable mortgage with a current start rate in the range of 4% to 7%, which re-prices after five years to the one-year LIBOR plus a specified margin. As of as December 31, 2018, our residential real estate portfolio had an average loan-to-value of the portfolio of 51%. At December 31, 2018 and 2017, we had $57.4 million and $63.4 million of single-family residential real estate loans, representing 4.6% and 8.5% of our total loans held for investment portfolio. There were no non-performing single-family residential real estate loans as of December 31, 2018 and 2017.

Commercial Real Estate Loans. We originate and underwrite commercial property and occasionally multi-family loans, principally within our service areas. These loans are originated by both owner-users and investors. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current appraisals at the date of origination and other relevant information, and the loan underwriting is managed with a loan-to-value policy limit of 75% and minimum debt service requirements. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as office buildings, warehouses and production facilities, hospitality properties (such as hotels and restaurants), mixed-use residential and commercial, retail centers, commercial land and multi-family properties.

At December 31, 2018 and 2017, CRE loans totaled $581.2 million and $304.6 million, representing 46.5% and 41.0% of our total loans held for investment portfolio. This includes $401.7 million and $251.8 million of CRE loans secured by non-owner occupied properties and $179.5 million and $52.8 million of CRE loans secured by owner occupied properties at December 31, 2018 and 2017. There were no non-performing CRE loans as of December 31, 2018 and 2017.

Commercial and Industrial Loans. As of December 31, 2018 and 2017, commercial and industrial loans amounted to $281.7 million and $169.2 million, representing 22.5% and 22.8% of our total loans held for investment portfolio and are generally made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $10.0 million or less. We have non-performing loans of $89 thousand and $634 thousand as of December 31, 2018 and 2017. Our commercial and industrial loans may be secured (meaning secured by a first lien deed of trust on real estate) or unsecured (meaning not secured by a first lien deed of trust on real estate, although usually secured by a perfected commercial lien on non-real estate assets, such as accounts receivable and inventory). The loans may be revolving lines of credit, term equipment financing, amortizing or interest only, or lines of credit secured by general liens on accounts receivable, inventory or a borrower’s other business assets, which may include loans made to third parties.

We also make loans that provide funding for executive retirement benefit programs. These loans are frequently secured to at least 90% and often well above that level by cash equivalent collateral, typically the cash surrender value, also known as CSV, of one or more life insurance policies. We manage these loans individually against our current house limit of $15 million and legal lending limit of 15% of total risk-based capital. Our Board of Directors also receives quarterly reports of the level of concentration of any single insurance company’s CSV as collateral. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to pledge additional collateral or substitute the CSV of one insurer for another or a reduction in the advance rate of the loan to a lower loan to value.

Small Business Administration (SBA) Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We offer both SBA 7(a) loans, generally at variable rates, and SBA 504 loans, generally with an initial fixed rate term of 5 to 7 years. We originate SBA 7(a) loans with the intention of selling the guaranteed portions as soon as the loan is fully funded and the guaranteed portion may be sold. Most SBA 7(a) loans have a 75% guarantee, although the guaranteed amount can vary from 50% or less to as much as 90%. While the SBA 504 loans are not guaranteed by the SBA (there is a junior lien loan that is guaranteed by the SBA and funded separately by the SBA), SBA 504 loans typically have a low loan-to-value ratio of 65% or less, and there is usually a relatively liquid secondary market where these loans can be sold. Our SBA loans are typically made to small-sized manufacturing companies, wholesalers and retailers, hotels/motels, restaurants and other service businesses for the purpose of purchasing real estate, refinancing real estate, and meeting working capital or business expansion needs. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in 10 years or less. In addition to real estate, collateral may also include inventory, accounts receivable and equipment, as well as personal guarantees. We generally sell the guaranteed portion of the SBA 7(a) and the senior lien portion of SBA 504 loans in the secondary market and, for certain loans, retain the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. The portions of the SBA 7(a) loans not sold but collateralized by real estate are monitored by collateral type and included in our CRE stress testing, as separately discussed. The following table presents the components of our SBA portfolio by program at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(in thousands)		(in thousands)
SBA 504	$46,303	31.61%	$36,020	40.61%
SBA 7(a)	100,159	68.39%	52,668	59.39%
Total SBA loans	$146,462	100.00%	$88,688	100.00%

At December 31, 2018, our SBA portfolio totaled $146.5 million of which $30.2 million is guaranteed by the SBA and $116.2 million is unguaranteed. Of the $116.2 million unguaranteed SBA portfolio, $31.6 million is secured by industrial/warehouse properties; $22.7 million by hospitality; $47.0 million by other real estate types, and $15.0 million is unsecured or secured by business assets. At December 31, 2017, our SBA portfolio totaled $88.7 million of which
$10.9 million is guaranteed by the SBA and $77.8 million is unguaranteed. Of the $77.8 million unguaranteed SBA portfolio,
$27.8 million is secured by industrial/warehouse properties; $24.4 million by hospitality; $20.9 million by other real estate types, and $4.8 million is unsecured or secured by business assets. Non-performing SBA loans total $1.6 million and
$1.1 million at December 31, 2018 and 2017.

Consumer Loans. We do not make a practice of offering personal loans. When offered to relationship clients, these personal loans may be unsecured (meaning not secured by a first lien deed of trust on real estate), but typically they would be secured by collateral, including deposit accounts or cash-equivalent assets, such as the cash surrender value of a life insurance policy.

Deposit Products

As a full-service commercial bank, we focus deposit generation on transactional accounts, encompassing noninterest-bearing demand, interest-bearing demand, and money market accounts. We also offer time certificates of deposit and savings accounts. We market deposits by offering the convenience of state of the art “online banking,” “remote deposit capture” product, and mobile banking technology, which allows check deposits to be deposited from a mobile device. We also offer customers “e-statements” which allows customers to receive statements electronically, which is more convenient and secure, in addition to reducing paper and being environmentally-friendly. To assist in our marketing efforts, we hire seasoned business development officers and focus on generating noninterest-bearing demand deposits.

Our ability to gather deposits, particularly low-cost core deposits, is an important aspect of our business franchise and a significant driver of franchise value as a cost efficient and stable source of funding are important to support our growth. We understand that local branding and customer loyalty are essential for business success. We have successfully generated non-maturity deposits to individual and business customers in our market area to reduce reliance on time deposits. At December 31, 2018, we had total deposits of $1.25 billion, including noninterest-bearing demand deposits of
$546.7 million, or 44% of total deposits. This compares to $772.7 million of total deposits, including $235.6 million of noninterest-bearing demand deposits, or 30% of total deposits, at December 31, 2017. Our total deposit cost at December 31, 2018 was 0.82%; this compares to a total deposit cost of 0.77% at December 31, 2017.

As of December 31, 2018, our 10 largest deposit relationships totaled $315.5 million, or 25% of total deposits; this compares to $230.3 million, or 30% of total deposits, at December 31, 2017. In addition, deposit relationships with aggregate balances over $2 million, including our 10 largest depositors, total $584.9 million, represent 47% of total deposits, and relate to 69 clients at December 31, 2018.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we occasionally offer the CDARS® program which allows us to place the time certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. In December 2018, the FDIC issued a final rule, indicating that under Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, well-capitalized and well-rated institutions are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of its total liabilities or $5 billion. As of December 31, 2018, our reciprocal CDARS® deposits totaled $21.7 million, representing 1.6% of total liabilities.

Well-capitalized institutions are not subject to limitations on brokered deposits. Generally, we limit the use of brokered deposits to long-term (maturity dates in excess of one year at the time of placement) and callable deposits. Because the deposits pay a fixed interest rate for a longer period of time, they provide us with protection against increasing deposit costs as a result of rising interest rates. Furthermore, because the deposits can be called by us, they also provide us with protection against decreasing deposit cost if there is a fall in the market interest rates. Short term brokered deposits may be used based on market conditions and other considerations, for example when the cost of such funds is lower than other wholesale funding sources. Total brokered time deposits as of December 31, 2018 and 2017 were $53.4 million and $52.6 million, representing 4.3% and 6.8% of total deposits.

With a satisfactory rating under the Community Reinvestment Act, also known as CRA, we are qualified to participate in the Time Deposit Program administered by the California State Treasurer. By accessing these stable funds through the Time Deposit Program, we can provide financial services and lending products to local businesses in the communities we serve to stimulate local economies. At December 31, 2018, time deposits from the State of California totaled $35.1 million. Such deposits are included in our aforementioned 10 largest deposits. In connection with our participation in this program, the Bank purchased $38.5 million in letters of credit issued by FHLB as collateral at December 31, 2018.

Treasury Management Services. We offer treasury management products to our customers which are designed to provide a high level of specialized support to the operations of business customers. This is especially important for customers such as 1031 Exchange companies, property management companies, developers, attorneys, accountants, manufacturers and real estate contractors that have specialized deposit service needs. Treasury management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The treasury management services we offer include automatic transfer (sweep) of funds between accounts or lines of credit, automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), lockbox, zero balance accounts, current and prior day transaction reporting, bank statement retrieval, reconciliation services, fraud prevention tools and account analysis. We emphasize responsive, courteous customer service and we send fully-trained staff to our customers’ businesses to set-up their services, so they may fully benefit from the treasury management services we offer.

Online Banking. We are committed to technology and e-commerce in its broadest terms and as it directly applies to financial service providers. To best serve our customers’ needs, we offer complete banking services online. Although our customers are always able to discuss specific banking needs with a knowledgeable service representative available in our offices, we offer our customers the option to conduct banking activities from our secure website – www.firstchoicebankca.com. Our website is designed to be user-friendly and expedites customer transactions. There are multiple types of online banking services for consumer, small business and for commercial customers. All online banking systems allow our customers the ability to conveniently access their accounts 7-days-a-week, 24-hours-a-day to obtain loan information and complete many common transactions including electronic bill pay, data download, transfer funds, reorder checks, view images of the front and back of canceled checks, view deposits, view their account statements, change addresses and issue stop payment requests. The commercial online banking product provides additional treasury management features, which allow customers to set up varied levels of security and assign access to a number of employees, with different levels of access/security for each person. Commercial online customers can view their accounts online, transfer funds from one of their accounts to another, place stop payments, initiate wire transfers, initiate Automated Clearing House (“ACH”) debits and credits, pay state and federal taxes electronically, export information to Quicken®, QuickBooks®, or Excel Spreadsheets and utilize robust reporting tool features. We also offer ACH and Check Positive Pay antifraud services which allows a business to review their ACH debit transactions and/or all of their issued checks daily and then provides them with the ability to pay or reject any item.

We are sensitive to the privacy and security concerns of our customers, especially where internet banking is concerned. Accordingly, we have put in place various procedures designed to maintain appropriate security levels. The vendors who support our internet banking platform work with us to enhance the security of these services. Our responsibility to our customers is to select appropriate hardware and software in the context of the right vendor relationships to provide the best assurance we can to our customers that, subject to applicable law, we can protect their privacy and finances.

Mobile Banking. We offer mobile banking service to consumer and business customers. The mobile banking applications allow customers to access their account information, make transfers, deposit checks, manage their debit card security and pay bills while on the go and from the convenience of their registered mobile device.

Remote Deposit. For the convenience of and to better serve our customers, we offer qualified commercial customers a state of the art remote deposit capture (“RDC”) product that allows businesses to process check deposits on a daily basis from the convenience of their location. We believe RDC, as well as the other customer convenience services that we offer, allows us to offer a marketable, different and competitive package of services to our business customers. At December 31, 2018, we had approximately 242 customers utilizing RDC.

Other Services. In addition to a full complement of lending and deposit products and related services, we provide customers, through other providers, access to Automated Teller Machines (“ATM’s”) using their Visa® EMV Debit Cards;

bank-by-mail, courier services, commercial cash vault services, domestic and international wires, credit cards and international services. We reimburse customers for surcharges for any transactions conducted on another bank’s ATM’s.

Market Area and Competition

Our primary market area includes the seven Southern California Counties, composed of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial. The economic base of the area is heavily dependent on small- and medium-sized businesses. Our relationship management team consists of experienced bankers involved with the business communities in their market areas. Their business development efforts are augmented by referrals from our Board of Directors and existing customers. The members of our management team, in particular, are well experienced in business lending, supporting middle-market banking needs, and generating value-added banking services to small- and medium-sized businesses.

The banking business in California is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major financial institutions with many offices operating over a wide geographic area, including institutions based outside of California. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, the accelerating pace of consolidation among financial services providers and the emergence of non-regulated financial technology companies. We compete for loans and deposits with other commercial banks, as well as with finance companies, credit unions, securities and brokerage companies, money market funds and other non-financial institutions. Larger financial institutions offer certain services (such as trust services or wealth management) that we do not offer. These institutions also have the ability to finance extensive advertising campaigns. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits than we have.

Our ability to compete is based primarily on our ability to develop a relationship, built upon customer service and responsiveness to customer needs. Our “preferred lender” status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors. We distinguish ourselves with the availability and accessibility of our senior management to customers and prospects. In addition, our knowledge of our markets and industries assists us in locating, recruiting and retaining customers. Our ability to compete also depends on our ability to continue to attract and retain our senior management and experienced relationship managers.

Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we may present as few as two years of audited financial statements and two years of related management discussion and analysis of financial condition and results of operations;

•
we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•	we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the reduced disclosure requirements relating to executive compensation and the number of years of financial information presented, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering which would be December 31, 2023, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934.

In addition to the relief described above, the JOBS Act provided an optional extended transition period for complying with new or revised accounting standards affecting public companies. We have irrevocably opted to decline this extended transition period, which means that the consolidated financial statements included in this Annual Report on Form 10-K, as well as any consolidated financial statements that we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies.

Employees

At December 31, 2018, we had 177 full time equivalent ("FTE") employees.

Available Information

We invite you to visit our website at www.firstchoicebankca.com via the "Investor Relations" link, to access free of charge the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at First Choice Bancorp, 17785 Center Court Drive N, Suite 750, Cerritos, CA 90703, Attn: Investor Relations. These reports are also available through the SEC's Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. The public can obtain information about the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations.  Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders.  The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank.  This summary is not intended to be a complete explanation of such statutes, regulations and guidance, all of which are subject to change in the future, nor does it fully address their effects and potential effects on the Company and the Bank.

Regulation of the Company Generally

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 ("BHC Act"), and is subject to supervision, regulation and inspection by the Federal Reserve Board.  The Company is also subject to certain provisions of the California Financial Code which are applicable to bank holding companies.  In addition, the Company is under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC.  The Company’s common stock is listed on the NASDAQ with “FCBP” as its trading symbol, and the Company is subject to the rules of NASDAQ for listed companies.
The Company is a bank holding company within the meaning of the BHC Act and is registered as such with the Federal Reserve Board.  A bank holding company is required to file annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiaries.  In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others.  A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature or complementary to a financial activity (as determined by the Federal Reserve or Treasury regulations), such as securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.  The Company has not elected to become a financial holding company but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.
The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank.  Acquisitions by both the Company and the Bank also require the prior approval of the DBO pursuant to the California Financial Code.
The Company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates.  The Bank is also subject to laws and regulations requiring that all extensions of credit to our executive officers, directors, principal shareholders and related parties must, among other things, be made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

A bank holding company is required to act as a source of financial and managerial strength for its subsidiary banks and must commit resources as necessary to support such subsidiaries. Under certain conditions, the Federal Reserve has the authority to restrict the payment of cash dividends by a bank holding company as an unsafe and unsound banking practice and may require a bank holding company to obtain the approval of the Federal Reserve prior to purchasing or redeeming its own equity securities. The Federal Reserve may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the holding company’s payment of dividends to the shareholders in such circumstances. The Federal Reserve also has the authority to regulate the debt of bank holding companies.

Regulation of the Bank Generally

As a state-chartered member bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DBO.  The Bank is also subject to certain regulations of the Federal Reserve Board.

Capital Adequacy Requirements. The Company and the Bank are subject to the regulations of the Federal Reserve Board governing capital adequacy.  This agency has adopted risk-based capital guidelines to provide a systematic analytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets.  Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015.  Furthermore, a capital class known as Common Equity Tier 1 ("CET1") capital was established in addition to Tier 1 capital and Tier 2 capital, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital.  The Company has exercised its option to exclude AOCI from regulatory capital.  The final rules also increased capital requirements for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations.  The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital.

Common Equity Tier 1 capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions.  Tier 1 capital is generally defined as the sum of core capital elements, less the following:  goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements.  Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii)

perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

The final rules established a regulatory minimum of 4.5% for common equity Tier 1 capital to total risk weighted assets (“Common Equity Tier 1 RBC Ratio”), a minimum of 6.0% for Tier 1 capital to total risk weighted assets (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”), a minimum of 8.0% for qualifying Tier 1 plus Tier 2 capital to total risk weighted assets (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum of 4.0% for the Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items discussed above).  In addition to the other minimum risk-based capital standards the final rules also require a Common Equity Tier 1 capital conservation buffer, which has been phased in over three years starting on January 1, 2016.  The capital conservation buffer was 0.625% for 2016, 1.25% for 2017, 1.875% for 2018 and has been fully phased in to 2.5% of risk-weighted assets beginning on January 1, 2019.  The buffer has effectively raised the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5%.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

Based on our capital levels at December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.  For more information on the Company’s capital, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.  Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%).  A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment.  As of December 31, 2018 and 2017, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would cause the bank to be “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval.  Even more severe restrictions apply to “critically undercapitalized” banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance on deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

The Company is in the process of considering the CBLR proposal and will await the final regulation to determine whether it will elect the framework.

Safety and Soundness Standards. The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, and liquidity and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet the requisite standards, the appropriate federal banking agency may require the institution to submit a compliance plan and could institute enforcement proceedings if an acceptable compliance plan is not submitted or followed.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector.  Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions to the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and, required disclosures and shareholder advisory votes on executive compensation.  Additional actions taken to implement Dodd-Frank provisions include (i) final capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities, and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

Some aspects of Dodd-Frank are still subject to rulemaking, making it difficult to anticipate the ultimate financial impact on the Company, its customers or the financial services industry more generally.  However, many provisions of Dodd-Frank are already affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements.  Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions.  We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex.  For a discussion of capital requirements, see “-Capital Adequacy Requirements.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law.  The Act makes significant changes that impact corporate taxation, including the reduction of the maximum federal income tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.  The reduced tax rate has had a favorable impact on our tax expense beginning in 2018, and our effective income tax rate dropped to 29.8% in 2018 from 52.4% in 2017.  The tax rate reduction also resulted an adjustment to our deferred tax assets to reflect their value to us at the lower federal tax rate of 21%, with such revaluation required in the period in which the legislation was enacted.  As of December 31, 2018, we completed the accounting for the enactment of this comprehensive tax legislation. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), we performed an initial assessment and reasonably estimated the effects of the Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017. As required by SAB 118, we continued to evaluate and re-measure the impact of the Act on deferred tax amounts that existed at December 31, 2017 as new information concerning those deferred tax amounts became available during 2018. As a result, we recorded an income tax benefit of $226 thousand for the year ended December 31, 2018. Net deferred tax assets totaled $8.7 million and $4.5 million at December 31, 2018 and 2017.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund ("DIF") and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for their portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The Bank is expecting to receive an assessment credit from the FDIC in 2019.

FICO Assessments.  In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately
$8.1 billion that mature in 2018 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The Bank paid $26 thousand in FICO assessments in 2018.

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations involving the Community Reinvestment Act (“CRA”) activities.  The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the federal regulatory agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received a “satisfactory” rating in its most recent CRA evaluation.

Privacy and Data Security. The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”), imposed requirements on financial institutions with respect to consumer privacy.  Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act.  The Financial Modernization Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to establish standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

In June 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), effective January 1, 2020. The CCPA gives “consumers” (defined as natural persons who are California residents) four basic rights in relation to their personal information:

1.
the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold;

2.
the right to “opt out” of allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in);

3.	the right to have a business delete their personal information, with some exceptions; and

4.	the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the CCPA.

The CCPA can be enforced by the California Attorney General, subject to a thirty-day cure period. The civil penalty for intentional violations of the CCPA is up to $7,500 per violation.

The CCPA also provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information (more narrowly defined than under the rest of the CCPA) is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business’s failure to implement and maintain required reasonable security procedures. Statutory damages can be between $100 and $750 per California resident per incident, or actual damages, whichever is greater.

In September 2018, California adopted amendments to the CCPA. In particular, the bill clarifies the exemption for personal information that is regulated under the Financial Modernization Act and adds an exemption for personal information regulated under the California Financial Information Privacy Act. These two statutes also regulate the privacy of consumer financial information.

Consumer Financial Protection and Financial Privacy. Dodd-Frank created the Consumer Finance Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services including deposit products, residential mortgages, home-equity loans and credit cards.  The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services.  CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB.  Banks with less than $10 billion in assets, including the Bank, are examined for compliance by their primary federal banking agency.

In January 2013, the CFPB issued final regulations governing consumer mortgage lending.  Certain rules which became effective in January 2014 impose additional requirements on lenders, including the directive that lenders need to ensure the ability of their borrowers to repay mortgages.  The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.  The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing.  In November 2013 the CFPB issued a final rule on integrated and simplified mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, which became effective in October 2015.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s:  (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

In addition, as is the case with all financial institutions, the Bank is required to maintain the privacy of its customers’ non-public, personal information.  Such privacy requirements direct financial institutions to:  (i) provide notice to customers regarding privacy policies and practices; (ii) inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and (iii) give customers an option to prevent disclosure of such information to non-affiliated third parties.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers.  Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability

Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices.  These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and otherwise subject the Company to substantial regulatory oversight.

Identity Theft. Under the Fair and Accurate Credit Transactions Act (the “FACT Act”), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with certain existing accounts or the opening of certain accounts.  Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program; (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.  The Bank maintains a program to meet the requirements of the FACT Act and the Bank believes it is currently in compliance with these requirements.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), together with Dodd-Frank, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches.  The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.  Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.  Dodd-Frank effectively eliminated the prohibition under California law against interstate branching through de novo establishment of California branches.  Interstate branches are subject to certain laws of the states in which they are located.  The Bank presently does not have any interstate branches.

USA Patriot Act of 2001. The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act substantially enhanced anti-money laundering and financial transparency laws and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  The Patriot Act also requires all financial institutions to establish anti-money laundering programs.  The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

Incentive Compensation. In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure that banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking.  The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.  The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes.  The Company believes that it is in compliance with the regulatory guidance on incentive compensation policies.

Sarbanes-Oxley Act of 2002. The Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which addresses, among other issues, (i) corporate governance and disclosure issues, including the controls and procedures and internal control over financial reporting, (ii) certification of financial statements by the chief executive officer and the chief financial officer, (iii) auditing and accounting, (iv) forfeiture of bonuses and profits made by directors and senior officers in the 12-month period covered by restated financial statements, (v) a prohibition on insider trading during black-out periods, (vi) disclosure of off-balance sheet transactions, and (vii) accelerated share transaction filing requirements for officers and directors. In addition, Sarbanes-Oxley increased penalties for non-compliance with the Exchange Act of 1934.  SEC rules, promulgated pursuant to Sarbanes-Oxley, impose obligations and restrictions on auditors and audit committees with the intention of enhancing their independence from management, and include extensive additional disclosure, corporate governance and other related rules.

Commercial Real Estate Lending Concentrations. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities.  These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market.  The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk.  The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans.  In general, the guidelines establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period.  The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in CRE loans.  The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

Other Pending and Proposed Legislation. Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or Bank to increased regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 1A. RISK FACTORS

We describe below the material risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock.

An investment in a financial institution such as First Choice Bancorp involves significant risks. These risks derive primarily from the financial institutions industry, the nature of the way financial institutions operate, and the national economy, generally, and, more specifically, from our operations, financial condition, local economy, competition and similar factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information included or incorporated by reference in this Annual Report, including our consolidated financial statements and related notes, before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.” The risks described below are not the only risks facing our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be impaired. This Annual Report is qualified in its entirety by these risk factors.

Our future success is based in large part on the accuracy of our assumptions about and inherent in our business, marketing and growth strategies for the Company, as well as our ability to identify and implement strategies to address the risks identified herein. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

Our business is adversely affected by unfavorable economic and market conditions.

U.S. economic conditions affect our operating results generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Such factors include the level and volatility of short-term and long-term interest rates, inflation, deflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, availability and cost of capital and credit, investor sentiment and confidence in financial markets, and sustainability of economic growth. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, including credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer, our securities, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the overall effects of recent comprehensive tax reform under the administration of U.S. President Donald J. Trump, and the impact such actions and other policies of the administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price.

The United States economy has been in a slow-paced nine-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history, increasing the probability of a near-term U.S. economic recession. An economic recession adversely affects our operating results because we experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which adversely affects businesses’ ability to service their debts.

     In particular, we may face the following risks in connection with the events described above. An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the credit quality of our borrowers and the demand for our loans and leases and other products and services offered by us;

•	a decrease in our deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our investment securities and loans;

•	an increase in the level of nonperforming and classified loans;

•	an increase in provisions for loan losses and loan charge-offs;

•	an increase in adverse asset values and an overall material adverse effect on the quality of our loan portfolio;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	a decrease in our stock price;

•	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances;

•	a decrease in real estate values or a general decrease in capital available to finance real estate transactions could have a negative impact on borrowers’ ability to pay off their loans at maturity;

•
the banking industry remains heavily regulated despite the adoption of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, and changes by Congress or federal regulatory agencies to the banking and financial institution regulatory regime and heightened legal standards and regulatory requirements may continue to be adopted in the future. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities; and

•
the process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including qualitative factors that pertain to economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.

Changes in the interest rate environment may affect our earnings and net interest income. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-

earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Interest rates are sensitive to many factors that are beyond our control, including competition, federal economic monetary and fiscal policies, and general economic conditions, such changes in market interest rates could affect (i) loan volume, (ii) fair value of our securities portfolio, (iii) loan yields, (iv) funding sources, and (v) funding costs.

The Federal Reserve's decision to raise short-term interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. This could result in additional delinquencies or charge-offs and negatively impact our results of operations. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level and mix of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products with the continued increase in deposit rates.

Accordingly, any substantial, unexpected, prolonged change in market interest rates could materially and adversely affect our net interest spread, net interest margin, cost of funding sources, asset quality, loan origination volume, liquidity, and overall profitability.

We face strong competition from financial services companies and other companies that offer banking services, which could harm our business.

Our operations consist of offering banking services to generate both interest and noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened loan production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted and could adversely affect our business, financial condition and results of operations.

A failure in or breach of our operations, security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our financial condition, results of operations, cash flows, and liquidity, as well as cause reputational harm.

The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operations, security systems and infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, security systems and infrastructure, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems, and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as earthquakes, tornadoes, hurricanes, floods, wildfires, disease pandemics, or events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber-attack, information or security breach, or a technology failure of ours or of a third-party could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operations, security systems or infrastructure, and adversely impact our financial condition, results of operations, and liquidity, as well as cause reputational harm.

We offer various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential in maintaining our clients’ confidence in our online services. In addition, our business is highly dependent on the security and safety of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computers, data management systems and networks, and in the computers, data management systems and networks of third parties. We rely heavily on digital technologies, computers, databases and email systems, software and networks. Notwithstanding our defensive systems and processes that are designed to prevent security breaches and periodically test our security, there is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Failure to mitigate breaches of security could result in violations of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, and increased security compliance costs, all of which could adversely affect our ability to offer and grow our online services and, in turn, have an adverse effect on our business, financial condition, and results of operations. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, incident or security breach to date. However, a cyber-attack, information or security breach or a technology failure of ours or of a third-party could adversely affect our financial condition, results of operations, and liquidity, as well as cause reputational harm.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will safely and effectively satisfy customer demands, while at the same time create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully convert to a new core processing system could have a material adverse impact on our business, financial condition, results of operations, and reputation.

Our concentration of loans to privately owned small- and medium-sized companies and our concentration of lending to particular market sectors and industries could expose us to greater lending risk if the privately owned small- or medium-sized company, market sector or industry were to experience economic difficulties or changes in the regulatory environment.

Our portfolio consists primarily of real estate and commercial loans to small- and medium-sized privately owned businesses in a limited number of industries throughout Southern California, with the largest concentrations in Los Angeles, Orange, San Bernardino, and San Diego counties, where we have our branches and loan production offices. Loans made to these types of clients entail higher risks than loans and leases made to larger, publicly owned firms that are able to access a broader array of credit sources and thus more easily weather an economic downturn.

Most of our real property collateral is located in Southern California. In the past, there has been a significant decline in real estate values in many parts of California, including certain parts of our service area. If the area were to experience such declines in value again, the collateral for our loans may provide less security than when the loans were originated. A decline in values could have an adverse impact on us by limiting repayment of defaulted loans through the sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in our provision for loan losses.

If any particular industry or market sector were to experience economic difficulties, especially if those economic difficulties were to occur in the counties where our loans are concentrated, the overall timing and amount of collections on our loans to clients operating in those industries and in that geography may differ from what we expected, which could have a material adverse impact on our business, financial condition or results of operations.

Real estate construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

The risks inherent in real estate construction loans may affect adversely our business, financial condition and results of operations. Such risks include, among other things, (i) the possibility that contractors may fail to complete, or complete on an untimely basis, construction of the relevant properties; (ii) substantial cost overruns in excess of original estimates and financing are incurred; (iii) market deterioration occurs during construction; and (iv) a lack of permanent take-out financing arises. Loans secured by such properties also involve additional risk because they have no operating history. The costs may exceed a project's realizable value in a declining real estate market and such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. Real estate construction loans, including land development loans, comprised approximately 15% of our total loan portfolio as of December 31, 2018.

Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for commercial real estate loans, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our business, financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our financial condition, results of operations and could result in further losses in the future.

As of December 31, 2018, our nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and nonperforming troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure, totaled $1.7 million, or 0.14% of our gross loans held for investment portfolio, or 0.11% of total assets. We did not have any other real estate owned ("OREO) at December 31, 2018. In addition, we had $484 thousand in accruing loans that were 30-89 days delinquent at December 31, 2018.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby adversely affecting our net income and returns on assets and equity, as well as increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, which could adversely affect our business, financial condition and results of operations.

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. Any deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

As of December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.88% and as a percentage of total nonperforming loans was 642.0%. Although management believes that the allowance for loan losses, as well as the unamortized fair value discount of loans acquired, is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the Great Recession that ended in 2009, the Financial Accounting Standards Board ("FASB") reviewed how banks estimate losses in their allowance for loan losses calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The CECL model will materially impact how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Furthermore, we may experience more fluctuations in our allowance for loan and lease losses, which may be significant. There can be no assurance that we will not be required to increase our allowance for loan losses as a result of the implementation of CECL. If we were required to materially increase our allowance for loan and lease losses, it may negatively impact our financial condition and results of operations. We are currently evaluating the new guidance and expect it to have an impact on our statements of operations and financial condition, the significance of which is not yet known. We expect the CECL model will require us to recognize a one–time cumulative adjustment to our allowance for loan and lease losses on January 1, 2020 in order to fully transition from the incurred loss model to the CECL.

Deposit are an important source of funds for our continued growth and profitability.

Our business strategy calls for continued growth. Our ability to continue to grow depends in part on our ability to successfully attract deposits to fund loan growth. Core deposits are a low cost and stable source of funding and a significant source of funds for our lending activities. Our inability to retain or attract such funds could adversely affect our liquidity. If we are forced to seek other sources of funds, such as additional brokered deposits or borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our deposits, which would adversely impact our financial condition, liquidity and results of operations.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2018, approximately 47% of our total deposits, or $584.9 million, related to 69 clients who maintained balances in excess of $2 million each. This includes our ten largest depositor relationships which accounted for approximately 25% of our total deposits and our single largest depositor relationship which accounted for 8% of our deposits at December 31, 2018. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave us, it could have a material adverse impact on our business, financial condition, and results of operations.

We are subject to liquidity risk, and a failure to maintain sufficient liquidity could adversely affect our financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and worldwide credit markets.

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

The U.S. federal bank regulators have jointly adopted new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act, which became effective on January 1, 2015, incorporate the elements of Basel Committee’s Basel III accords and have the effect of raising our capital requirements and imposing new capital requirements beyond those previously required.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.  If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. For additional discussion regarding our capital requirements, please refer to Item 1. Business - Regulation and Supervision - Capital Adequacy Requirements.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our periodic operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	cyber security breaches;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past several years and the future performance of the stock market is inherently uncertain. As a result, the stock market generally and the market price and trading volume of our common stock specifically may be volatile. The trading price of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. A significant decline in our stock price could result in the potential impairment of goodwill, substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

The primary source of the holding company's liquidity from which, among other things, we pay dividends will be the receipt of dividends from the Bank and a credit line secured by a lien on 100% of the Bank's common stock.

The holding company is a legal entity separate and distinct from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Federal Reserve, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that, in turn, there would be insufficient capital or cash to make any cash distributions to our shareholders in the form of cash dividends or share repurchases and we may have difficulty meeting other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures, if any at the time. Although at December 31, 2018, the Bank had retained earnings of $24.1 million, we can provide no assurances that the Bank’s future operating results would not reduce the Bank’s retained earnings or regulatory required capital ratios to a level that would be insufficient to pay dividends to the holding company or would otherwise require prior regulatory approval to do so. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, financial condition, results of operations, and market price of our common stock.

In order to provide additional liquidity and flexibility for us to operate, we have arranged a $25 million advancing line of credit from a correspondent bank. That line of credit is secured by 100% of the Bank's common stock. The line of credit also has covenants which must be met before we can make further advances. Failure to meet these covenants could have a material adverse effect on our business, financial condition, and results of operations.

We may reduce or discontinue the payment of dividends on common stock.

Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in California law and by the Federal Reserve. As a “small bank holding company” under applicable Federal Reserve regulations, we are prohibited from paying cash dividends at any time that our debt to equity ratio is greater than 1.0:1 and until such time as our debt to equity ratio is equal to or less than 1.0:1 and the

Bank is well-capitalized. In addition, we may be restricted by applicable laws or regulations or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, financial condition, results of operations, and market price of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of our charter and bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act provided for sweeping regulatory changes and the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations; revisions in FDIC insurance assessment fees; the implementation of the qualified mortgage and ability-to-repay rules for mortgage loans; and the establishment of new regulatory bodies, such as the CFPB and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. Although legislation has been introduced to reduce regulatory requirements, including the Tax Act described above and the regulatory relief act described below, compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, other new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any future acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, growth prospects and reputation.

We may become subject to supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, results of operations, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the Federal Reserve has authority over the Bancorp and the Bank, and in addition the DBO and FDIC have authority over the Bank. All of these respective regulatory authorities may compel or restrict certain actions if the Bancorp or the Bank should violate any laws or regulations, if their capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank engaged in unsafe or unsound practices, including failure to exercise proper risk oversight over the many areas of the Bancorp’s and the Bank’s operations. These regulators also have authority over the Bancorp’s and the Bank’s compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions that may be required of the Bancorp or the Bank following the occurrence of any of the foregoing may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of, closing and liquidating the Bank. If we are unable to meet the requirements of any corrective actions, we could become subject to supervisory action. The terms of any such supervisory action could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

We are subject to the CRA, fair lending and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for senior executives and skilled personnel in the banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. In addition, we continue to recruit qualified individuals to succeed existing key personnel to ensure the growth and successful operation of our business. If for any reason we are unable to continue to attract or retain qualified employees, our performance, including our competitive position, could be materially and adversely affected. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Although we have non-solicitation agreements with certain of our executive officers, which limits the ability of such executives to solicit our customers and employees if they leave our employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. In addition, the departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, financial conditions, results of operations and growth prospects.

We may incur significant losses as a result of ineffective risk management processes and strategies.

       We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, these systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced during the recession, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our business, financial condition, results of operations, the value of our common stock, and our reputation could be materially and adversely affected.

We have engaged in expansion through an acquisition and may consider additional acquisitions in the future, which could negatively affect our business and earnings.

We have engaged in expansion through an acquisition of PCB in 2018 and may consider other acquisitions in the future. There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. As with any acquisition of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions.

In addition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

We may experience goodwill impairment.

Goodwill is initially recorded at fair value and is not amortized but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse affect on our business, financial condition, and results of operations.

We are subject to claims and litigation which could adversely affect our cash flows, financial condition and results of operations, or cause us significant reputational harm.

We and certain of our directors, officers and subsidiaries may be involved, from time to time, in reviews, investigations, litigation, and other proceedings pertaining to our business activities. If claims or legal actions, whether founded or unfounded, are not resolved in a favorable manner to us, they may result in significant financial liability. Although we establish accruals for legal matters when and as required by accounting principles generally accepted in the United States of America and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation.

Liabilities from environmental regulations could materially and adversely affect our business, financial condition, and results of operations.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, and results of operations could be materially and adversely affected.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant negative impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which our business is located and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Such severe weather, natural disasters, acts of war or terrorism or other adverse external events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for loan losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

As a public company, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K for the year ended December 31, 2019, which will require us to furnish annually a report by management on the effectiveness of our internal controls over financial reporting. Although we are currently an emerging growth company and have elected additional transitional relief available to emerging growth companies, if we are unable to continue to qualify as an emerging growth company in the future or we are unable to qualify as a smaller reporting company under applicable SEC rules, then our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors, counterparties and customers may lose confidence in the accuracy and completeness of our consolidated financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

We have elected to take advantage of the reduced disclosure requirements relating to executive compensation and the number of years of financial information presented, and in the future we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering which would be December 31, 2023, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Changes in accounting standards could materially impact our consolidated financial statements.

From time to time, the FASB or SEC, may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Cerritos, California, and are leased by First Choice Bank. We lease all of our facilities and believe that if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations. In January 2019, the Company's loan production office located in Temecula was discontinued. The following table provides certain information regarding the purpose and physical location of our offices at January 31, 2019.

Office	Address
Principal Executive Office	17785 Center Court Drive N., Suite 750, Cerritos, CA 90703
Branches:
Cerritos	12845 Towne Center Drive, Cerritos, CA 90703
Alhambra	407 W. Valley Blvd., Suite 1, Alhambra, CA 91803
Rowland Heights	17458 E. Colima Road, Rowland Heights, CA 91748
Anaheim	2401 E. Katella Ave., Suite 125, Anaheim, CA 92806
Carlsbad (1)	5857 Owens Ave., Suite 106 Carlsbad, CA 92008
Los Angeles - Little Tokyo (2)	420 East Third Street, Suite 100, Los Angeles, CA 90013
Los Angeles - 6th & Figueroa (2)	888 W. 6th Street, Suite 200, Los Angeles, CA 90017
West Los Angeles	11300 West Olympic Blvd., Suite 100, Los Angeles, CA 90064
San Diego (1)	12730 High Bluff Drive, Suite 100, San Diego, CA 92130
Chula Vista	530 Broadway, Chula Vista, CA 91910
Pasadena	918 E. Green Street, Suite 100, Pasadena, CA 91106
Loan production offices:
Manhattan Beach	2321 Rosecrans Ave., El Segundo, CA 90245

(1) Received regulatory approval to discontinue the San Diego branch and convert this to a loan production office only. The San Diego branch will be consolidated with the Carlsbad branch effective at the close of business on May 17, 2019.
(2) Received regulatory approval to discontinue the Los Angeles - Little Tokyo branch, which will be consolidated with Los Angeles - 6th & Figueroa branch effective at the close of business on May 17, 2019.

For information regarding our lease commitments, refer to Note 5 - Premises and Equipment to the Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data, of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the property of the Company is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Capital Market (NASDAQ) under the symbol “FCBP” on May 1, 2018. Prior to that, our common stock was traded on the OTCQX® Best Market (“OTCQX”) under the symbol "FCBP".

Holders

As of March 13, 2019, the Company had 390 common stock shareholders of record based on the records of our transfer agent, and the closing price of the Company’s common stock was $22.22 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Securities authorized for issuance under equity compensation plans

The following table provides information at December 31, 2018 with respect to securities outstanding and available under our 2013 Omnibus Stock Incentive Plan (“2013 Plan”), which is our only equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards (a)	Weighted-Average Exercise Price of Outstanding Options and Awards (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	467,332	$10.44	923,288
Equity compensation plans not approved by security holders	—	$—	—
Total	467,332	$10.44	923,288
(1) Amount includes 84,120 shares of nonvested restricted shares with a zero exercise price as of December 31, 2018.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – 31, 2018	—	$—	—	N/A
November 1 – 30, 2018	—	$—	—	—
December 1 – 31, 2018	36,283	$21.82	36,283	1,163,717
Total	36,283	$21.82	36,283

(1)
An authorized stock repurchase plan providing for the repurchase of up to 1.2 million shares of the Company’s outstanding common stock, or approximately 10% of its then outstanding shares, was publicly announced on December 3, 2018. The repurchase program does not obligate the Company to purchase any particular number of shares.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements at and for the three years ended December 31, 2018. This information should be read in connection with our audited consolidated financial statements and accompanying notes included in Item 8 - Financial Statements and Supplementary Data, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

	As of and for the Year Ended December 31,
	2018	2017	2016 (restated(1))
	(dollars in thousands, except share data)
Results of Operations:
Interest income	$64,377	$40,819	$37,511
Interest expense	8,710	6,041	6,047
Net interest income	55,667	34,778	31,464
Provision for loan losses	1,520	642	1,740
Net interest income after provision for loan losses	54,147	34,136	29,724
Noninterest income	3,610	5,061	4,406
Noninterest expense	36,192	23,754	19,913
Net income before taxes	21,565	15,443	14,217
Income taxes	6,435	8,089	5,868
Net income	$15,130	$7,354	$8,349

Per Common Share Data:
Basic earnings per common share [2]	$1.66	$1.02	$1.19
Diluted earnings per common share [2]	$1.64	$1.02	$1.18
Cash dividends declared per common share	$0.80	$0.80	$—
Stock dividends declared per common share	—%	—%	4.00%
Book value per common share outstanding	$21.16	$14.56	$14.41
Tangible book value per common share outstanding [3]	$14.33	$14.56	$14.41

Shares outstanding at period end	11,726,074	7,260,119	7,112,954
Weighted average shares outstanding - Basic	9,015,203	7,102,683	7,006,214
Weighted average shares outstanding - Diluted	9,143,242	7,138,404	7,079,613

Balance Sheet Data:
Investment securities, available-for-sale	$29,543	$32,460	$35,790
Investment securities, held-to-maturity	5,322	5,300	5,675
Loans held for sale	28,022	10,599	8,260
Loans held for investment	1,250,981	741,713	696,085
Loans held for investment, net	1,239,925	731,216	684,486
Total assets	1,622,501	903,795	862,691
Noninterest-bearing deposits	546,713	235,584	150,764
Total deposits	1,252,339	772,679	756,561
Short-term borrowings	104,998	20,000	—
Senior secured notes	8,450	350	—
Total shareholders’ equity	248,069	105,694	102,507

Performance Metrics:
Return on average assets	1.28%	0.83%	1.02%
Return on average equity	9.09%	6.96%	8.57%
Return on tangible equity [3]	11.38%	6.96%	8.57%
Yield on average earning assets	5.70%	4.66%	4.63%
Cost of interest-bearing liabilities	1.32%	1.05%	0.99%
Net interest margin	4.93%	3.97%	3.88%
Dividend payout ratio	50.13%	78.35%	—%
Equity to assets ratio	15.29%	11.69%	11.88%
Loans to deposits ratio	99.89%	95.99%	92.01%
Efficiency ratio [3]	61.06%	59.62%	55.51%

	December 31,
	2018	2017	2016 (restated(1))
	(dollars in thousands)
Credit Quality:
Loans 30-89 days past due [4]	$484	$1,090	$504
Loans 30-89 days past due [4] to total loans held for investment	0.04%	0.15%	0.07%
Non-performing loans [4]	$1,722	$1,761	$3,269
Non-performing loans [4] to total loans held for investment	0.14%	0.24%	0.47%
Non-performing assets [4]	$1,722	$1,761	$3,269
Non-performing assets [4] to total assets	0.11%	0.19%	0.38%
Allowance for loan losses	$11,056	$10,497	$11,599
Allowance for loan losses to total loans held for investment	0.88%	1.42%	1.67%
Allowance for loan losses to non-performing loans [4]	642.0%	596.1%	354.8%
Net charge-offs	$961	$1,744	$1,556
Net charge-offs to average loans	0.10%	0.24%	0.23%

Regulatory Capital Ratios (First Choice Bank):
Tier 1 leverage ratio	12.03%	11.75%	12.55%
Common equity Tier 1 capital	13.26%	13.46%	14.24%
Tier 1 risk-based capital ratio	13.26%	13.46%	14.24%
Total risk-based capital ratio	14.18%	14.72%	15.50%

(1)
On February 5, 2018, the Company announced that the Audit Committee of the Board of Directors of the Company, after consultation with management and its independent registered accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2016, were not in compliance with generally accepted accounting principles and would be restated. The decision to restate these consolidated financial statements was based on the Company’s conclusion that it had been overly conservative in its earnings calculations, primarily as a result of the complex accounting treatment for the Company’s equity compensation plan. The Company had provided accruals for expenses in years 2014, 2015 and 2016 in anticipation of incurring certain expenses, which for a number of different reasons were never incurred. The result of the restatement was the Company earned approximately $1.06 million more in after-tax net income than was reported in the consolidated financial statements for the years ended December 31, 2014 through 2016.

(2)	Basic and diluted earnings per share are based on the two class method; net income available to common shareholders excludes dividends and earnings allocated to participating securities.

(3)	Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

(4)	Amount excludes Purchased Credit Impaired ("PCI") loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our consolidated financial condition at December 31, 2018 and 2017, and our consolidated results of operations for the two years ended December 31, 2018. Our consolidated financial statements and the supplemental financial data appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

First Choice Bancorp, a California corporation, was organized on September 1, 2017 to serve as the holding company for its wholly owned subsidiary, First Choice Bank (the "Bank"), a California state chartered commercial bank. On December 21, 2017, the Bank received requisite shareholder and regulatory approval necessary for the Bank to reorganize into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice Bancorp. When we refer to "Bancorp" or the "holding company", we are referring First Choice Bancorp, the parent company, on a stand-alone basis. When we refer to "we," "us," "our," or the "Company", we are referring to First Choice Bancorp and Bank collectively. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Bank is regulated by the California Department of Business Oversight ("DBO") and the Federal Reserve.

The Bank was incorporated under the laws of the State of California in March 2005, is licensed by the DBO, and commenced banking operations in August 2005, as a California state-chartered commercial bank headquartered in Cerritos, Los Angeles County, California. On October 1, 2018, the Bank satisfied the requirements of the Federal Reserve Bank and became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank. Accordingly, the Bank is subject to periodic examination and supervision by the DBO and the Federal Reserve as the Bank's primary regulators. In addition, the Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") and as a result FDIC also has examination authority over the Bank.

Recent Developments

Common Stock registered with Nasdaq Capital Market and added to the Russell 3000® Index and the Russell 2000® Index

We registered and issued outstanding shares of common stock with the Nasdaq Capital Market and on May 1,
2018, our shares commenced trading under our existing ticker symbol “FCBP”. The Company was added to the Russell 3000® Index and the Russell 2000® Index when Russell investments reconstituted its comprehensive set of U.S. and global equity indexes after the market closed on June 22, 2018.

Merger with Pacific Commerce Bancorp

We completed the previously announced acquisition of Pacific Commerce Bancorp ("PCB") on July 31, 2018 following receipt of all necessary regulatory and shareholder approvals. We had entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "Merger Agreement"), by which PCB would be merged with and into First Choice Bancorp, and PCB’s bank subsidiary, Pacific Commerce Bank, would be merged with and into First Choice Bancorp’s bank subsidiary, First Choice Bank (collectively, the “Merger”). The Merger was an all stock transaction valued at approximately $133.3 million, or $13.69 per share, based on a closing price of our common stock of $28.70 as of July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the "final exchange ratio") of Company common stock, with cash paid in lieu of any fractional shares. The final exchange ratio of the stock-to-stock transaction was higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, lower than budgeted transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, we issued 4,386,816 shares of our common stock in exchange for all of the outstanding shares of PCB common stock. In addition, we issued 420,393, in the aggregate, in replacement vested stock options with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue to work with us had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of our common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued to work with us, their stock options were converted into rollover stock options exercisable into 142,297 shares of our common stock.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. Pacific Commerce Bank had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The Merger provides us with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border. We retained the brand name ProAmérica.

The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 2 - Business

Combination to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data, of this Annual Report.

Member of Federal Reserve

On October 1, 2018, First Choice Bank became a member and a stockholder of the Federal Reserve Bank and purchased $6.7 million of Federal Reserve Bank stock.

Stock Repurchase Plan

On December 3, 2018, we announced an authorized stock repurchase plan, providing for the repurchase of up to 1.2 million shares of the Company’s outstanding common stock, or approximately 10% of its then outstanding shares, which we refer to as the "repurchase plan". We repurchased 36,283 shares of Company common stock at an average price of $21.82 during 2018 and 1,163,717 shares of Company common stock remained available for repurchase under the repurchase plan at December 31, 2018. The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate the Company to purchase any particular number of shares.

Financial Highlights

Financial Performance

•
Net income increased $7.8 million to $15.1 million or $1.64 per diluted share for 2018 compared to $7.4 million or $1.02 per diluted share for 2017. The increase in net income was driven mostly by the PCB acquisition which was completed on July 31, 2018. The after-tax merger, integration and public company registration expenses of $4.0 million reduced diluted earnings per share by $0.44 for 2018. Net income for 2017 included an income tax write-down adjustment of $1.8 million, related to the decline in value of the net deferred tax assets to reflect the reduction in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act ("Tax Act") that was enacted into law on December 22, 2017; this write-down reduced diluted earnings per share by $0.25 for 2017.

•
Return on average assets and return on average equity was 1.28% and 9.09% for 2018 compared to 0.83% and 6.96% for 2017. The after-tax merger, integration and public company registration expenses lowered the return on average assets and return on average equity by 34 basis points and 242 basis points for 2018. The income tax write down adjustment lowered the return on average assets and return on average equity by 21 basis points and 172 basis points for 2017. Return on average tangible equity was 11.38% for 2018 compared to 6.96% for 2017. The after-tax merger, integration and public company registration expenses lowered the return on average tangible equity by 303 basis points for 2018. Refer to - Non-GAAP Financial Measures section in this MD&A.

•
Net interest margin increased 96 basis points to 4.93% for 2018 from 3.97% for 2017. The 2018 net interest margin benefited from higher market rates on new loan production and loan repricing, higher accelerated accretion of net discounts due to early loan payoffs, and additional scheduled accretion income from the net purchase accounting discounts on acquired PCB loans. The accelerated discount accretion due to early payoffs and prepayment penalties expanded the net interest margin by 14 basis points for 2018. The scheduled accretion income from the net purchase accounting discounts on the acquired loans also contributed 16 basis points to the 2018 net interest margin.

•
The average cost of funds was 86 basis points for 2018 compared to 78 basis points for 2017. The higher cost of funds was attributed to an overall increase in market rates, partially offset by the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits represented 35.9% of average total deposits for 2018 compared to 26.5% for 2017.

•
Our operating efficiency ratio was 61.1% in 2018 compared with 59.6% in 2017. Excluding the impact of the merger, integration and public company registration costs incurred in 2018, our operating efficiency ratio was 52.0% in 2018 compared with 59.6% in 2017. Refer to - Non-GAAP Financial Measures section in this MD&A.

•
Total consolidated assets increased $718.7 million to $1.62 billion at December 31, 2018 from $903.8 million at December 31, 2017. The increase is due primarily to the PCB acquisition, which added $536.5 million total assets, including $399.8 million in loans and $73.4 million of goodwill at the date of acquisition. Total loans held for investment increased $509.3 million to $1.25 billion at December 31, 2018 from $741.7 million at December 31, 2017 due to organic growth of $109.4 million and the loans acquired in the PCB acquisition. Average loans during 2018 increased $245.6 million, or 33.2%, compared to 2017.

•
Total consolidated liabilities increased $576.3 million to $1.37 billion at December 31, 2018 from $798.1 million at December 31, 2017. The increase is due to the PCB acquisition, which added $476.6 million total liabilities, including $474.9 million in deposits at the date of acquisition. Total deposits increased $479.7 million to $1.25 billion at December 31, 2018 from $772.7 million at December 31, 2017 due mostly to the deposits acquired in the PCB acquisition. Noninterest-bearing demand deposits totaled $546.7 million, or 43.8% of total deposits at December 31, 2018, compared to $235.6 million, or 30.4% of total deposits at December 31, 2017. Total borrowings increased $93.1 million to $113.4 million at December 31, 2018 compared to $20.4 million at December 31, 2017. The increase in borrowings was a result of loan portfolio growth.

•
Total consolidated equity increased $142.4 million to $248.1 million at December 31, 2018 from $105.7 million at December 31, 2017. The increase is due primarily to the all-stock purchase consideration of $133.3 million for the PCB acquisition.

Credit Quality

•
Non-performing assets decreased to $1.7 million, or 0.11% of total assets, at December 31, 2018 from $1.8 million, or 0.19% of total assets, at December 31, 2017. Non-performing loans were $1.7 million, or 0.14% of loans held for investment, at December 31, 2018; this compares to $1.8 million, or 0.24% of loans held for investment, at December 31, 2017.

Capital & Growth Strategy

•
We build, preserve and manage our capital to be ‘well-capitalized’ as defined in the regulations, to support strategic organic and acquired balance sheet growth, to provide returns to our shareholders in the form of dividends and share repurchases, and to manage balance sheet risk generally. The Company and the Bank remain well-capitalized with favorable capital ratios. At December 31, 2018, the Bank had a total risk-based capital ratio of 14.18% and a Tier 1 common to risk weighted assets ratio of 13.26%; this compares to a total risk-based capital ratio of 14.72% and a Tier 1 common to risk weighted assets ratio of 13.46% at December 31, 2017.

•	At December 31, 2018, our tangible book value per share was $14.33 compared to $14.56 at December 31, 2017. Refer to - Non-GAAP Financial Measures section in this MD&A for additional information.

•
During 2018 we increased shareholders' equity $142.4 million due to net income of $15.1 million, the issuance of approximately 4.4 million shares of Company common stock with a value of $133.3 million to acquire PCB, and the exercise of rollover stock options and vesting of restricted stock of $2.7 million, offset by cash dividends of $7.6 million and Company common stock repurchases of $1.1 million.

•
The holding company also maintains a $25.0 million secured line of credit to provide cash flow flexibility in support of our capital management and growth initiatives. This secured line of credit was increased from $10 million to $25.0 million during 2018 to reflect the Company’s larger size after the PCB acquisition. We had $8.5 million of the senior secured notes outstanding at December 31, 2018.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our consolidated results of operations and our consolidated financial condition. We evaluate the comparative levels and trends of the line items in our consolidated balance sheets and consolidated income statements and various financial ratios that are commonly used in our industry. We analyze these financial trends and ratios against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region.

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

Impact of Acquisition on Earnings

The comparability of our financial information is affected by the acquisition of PCB. We completed the acquisition on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2018.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income from interest and fees (net of costs amortized over the expected life of the loans) plus the accretion of net discounts received on interest-earning assets, including loans and investment securities and dividends on restricted stock investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income has been the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields and accretable net discount on our loans and other interest-earning assets; (b) the costs of our deposits and other funding sources; and (c) our net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Noninterest Income

Noninterest income consists of, among other things: (a) gain on sale of loans; (b) service charges and fees on deposit accounts; (c) net servicing fees; and (d) other noninterest income. Gain on sale of loans includes origination fees, capitalized servicing rights and other related income. Net loan servicing fees are collected as payments are received for loans in the servicing portfolio and offset by the amortization expense of the related servicing asset; this revenue stream is impacted by loan prepayments which are not predictable.

Noninterest Expense

    Noninterest expense includes: (a) salaries and employee benefits; (b) occupancy and equipment; (c) data processing; (d) professional fees; (e) office, postage and telecommunication; (f) deposit insurance and regulatory expenses; (g) loan related expenses; (h) customer service related expenses; (i) merger, integration and public company registration expenses; (j) amortization of core deposit intangible; and (k) other general and administrative expenses.

Financial Condition

The primary factors we use to evaluate and manage our consolidated financial condition are asset levels, liquidity, capital and asset quality.

Asset Levels

We manage our asset levels based upon forecasted loan originations and estimated loan sales to ensure we have both the necessary liquidity and capital to fund asset growth while exceeding the required regulatory capital ratios. We evaluate our funding needs by forecasting loan originations and sales of loans.

Liquidity

We manage our liquidity based upon factors that include the amount of our custodial and brokered deposits as a percentage of total assets and deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without a material loss on the investment, the amount of cash and cash equivalent securities we hold, the repricing characteristics and maturities of our assets when compared to the repricing characteristics of our liabilities and other factors.

Capital

We manage our regulatory capital based upon factors that include: (a) the level of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the level and quality of earnings; (d) the risk exposures and level of reserves in our consolidated balance sheets; and (e) other factors. In addition, we have regularly increased our capital through equity issuances and net income and we return capital to our shareholders through dividends and share repurchases.

Asset Quality

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

Non-GAAP Financial Measures

This following tables present non-GAAP financial measures for: (1) efficiency ratio, (2) adjusted efficiency ratio, (3) adjusted net income, (4) adjusted return on average assets, (5) adjusted return on average equity, (6) return on average tangible equity, (7) adjusted return on average tangible equity, (8) tangible equity to asset ratio, and (9) tangible book value per share. The Company believes the presentation of certain non-GAAP financial measures assists investors in evaluating our financial results. These non-GAAP financial measures are used by management, the Board and investors on a regular basis, in addition to our GAAP results, to facilitate the assessment of our financial performance. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our consolidated financial condition and consolidated results of operations. In particular, the use of return on average tangible equity, tangible equity to asset ratio, and tangible book value per share is prevalent among banking regulators, investors and analysts. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Year Ended December 31,
	2018	2017
Efficiency Ratio (non-GAAP)	(dollars in thousands)
Noninterest expense (numerator)	$36,192	$23,754
Less: Merger, integration and public company registration costs	5,385	—
Adjusted noninterest expense (numerator)	$30,807	$23,754

Net interest income (denominator)	$55,667	$34,778
Plus: Noninterest income	3,610	5,061
Total net interest income and noninterest income (denominator)	$59,277	$39,839

Efficiency ratio (non-GAAP)	61.1%	59.6%
Adjusted efficiency Ratio (non-GAAP)	52.0%	59.6%

	Year Ended December 31,
	2018	2017
Return on Average Assets, Equity, Tangible Equity	(dollars in thousands)
Net earnings	$15,130	$7,354
Add: After-tax merger, integration and public company registration costs	4,029	—
Adjusted net income (non-GAAP)	$19,159	$7,354
Average assets	1,184,309	884,430
Average shareholders’ equity	166,474	105,632
Less: Average intangible assets	33,575	—
Average tangible equity (non-GAAP)	$132,899	$105,632

Return on average assets	1.28%	0.83%
Adjusted return on average assets (non-GAAP)	1.62%	0.83%
Return on average equity	9.09%	6.96%
Adjusted return on average equity (non-GAAP)	11.51%	6.96%
Return on average tangible equity (non-GAAP)	11.38%	6.96%
Adjusted return on average tangible equity (non-GAAP)	14.42%	6.96%

	December 31,
	2018	2017
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands)
Shareholders’ equity	$248,069	$105,694
Less: Intangible assets	80,001	—
Tangible equity (non-GAAP)	$168,068	$105,694

Total assets	$1,622,501	$903,795
Less: Intangible assets	80,001	—
Tangible assets (non-GAAP)	$1,542,500	$903,795

Equity to asset ratio	15.29%	11.69%
Tangible equity to asset ratio (non-GAAP)	10.90%	11.69%

Book value per share	$21.16	$14.56
Tangible book value per share (non-GAAP)	$14.33	$14.56
Shares outstanding	11,726,074	7,260,119

Comparison of Operating Results

General

Net income was $15.1 million for the year ended December 31, 2018 compared to $7.4 million for the year ended December 31, 2017. The $7.8 million increase in net income was due to higher net interest income of $20.9 million and lower income taxes of $1.7 million partially offset by lower noninterest income of $1.5 million, higher provision for loan losses of $878 thousand, and higher noninterest expense of $12.4 million for the year ended December 31, 2018 compared to the same 2017 period. The increase in net interest income was a result of higher average loan balances, relating to both the PCB acquisition and organic loan growth, and increased yields on loans. Noninterest income decreased due to lower SBA loan sale activity and related gains, partially offset by higher service charges and fees on deposits accounts. Noninterest expense increased due to higher merger, integration and public company registration expenses and higher overhead expenses from the impact of including PCB's operations since the date of acquisition. Net income was also positively impacted by the lower federal income tax rates from the passage of the Tax Act in December 2017.

Diluted earnings per share was $1.64 for the year ended December 31, 2018 compared to $1.02 for the year ended December 31, 2017. Net income for the year ended December 31, 2018 included after-tax merger, integration and public company registration expenses of $4.0 million or $0.44 per diluted share; there were no similar costs for the year ended December 31, 2017. Net income for the year ended of December 31, 2017 included a $1.8 million income tax write-down adjustment related to the decline in value of the Company's deferred tax assets to reflect the reduction in the federal corporate tax rate as a result of the Tax Act that was enacted into law on December 22, 2017; this write-down reduced diluted earnings per share by $0.25 for the year of 2017.

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

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Loans (1)	$985,513	$61,075	6.20%	$739,935	$38,624	5.22%	$673,635	$35,739	5.31%
Investment securities	37,642	922	2.45%	42,456	959	2.26%	38,096	788	2.07%
Deposits in other financial institutions	98,353	1,847	1.88%	87,087	935	1.07%	89,649	488	0.54%
Federal funds sold/resale agreements	1,258	25	1.99%	2,221	35	1.57%	5,838	76	1.3%
Restricted stock investments and Other Bank Stocks	7,043	508	7.21%	3,881	266	6.86%	3,599	420	11.67%
Total interest-earning assets	1,129,809	64,377	5.70%	875,580	40,819	4.66%	810,817	37,511	4.63%

Noninterest-earning assets	54,500			8,850			6,538
Total assets	$1,184,309			$884,430			$817,355

Interest-bearing liabilities:
Interest checking	$153,403	$1,679	1.09%	$243,568	$2,631	1.08%	$263,584	$2,889	1.10%
Money market accounts	196,871	2,275	1.16%	73,734	483	0.66%	103,526	336	0.32%
Savings accounts	51,254	410	0.80%	85,315	797	0.93%	88,790	842	0.95%
Time deposits	229,640	3,686	1.61%	151,731	1,890	1.25%	132,175	1,840	1.39%
Total interest-bearing deposits	631,168	8,050	1.28%	554,348	5,801	1.05%	588,075	5,907	1.00%
Short term and other borrowings	23,176	412	1.78%	20,475	239	1.16%	19,924	140	0.70%
Senior secured notes	4,544	248	5.46%	3	1	—%	—	—	—%
Total interest-bearing liabilities	658,888	8,710	1.32%	574,826	6,041	1.05%	607,999	6,047	0.99%

Noninterest-bearing liabilities:
Demand deposits	353,157			199,766			107,056
Other liabilities	5,790			4,206			4,903
Shareholders’ equity	166,474			105,632			97,397

Total liabilities and shareholders' equity	$1,184,309			$884,430			$817,355

Net interest spread		$55,667	4.38%		$34,778	3.61%		$31,464	3.64%
Net interest margin			4.93%			3.97%			3.88%

Total deposits	$984,325	$8,050	0.82%	$754,114	$5,801	0.77%	$695,131	$5,907	0.85%
Total funding sources	$1,012,045	$8,710	0.86%	$774,592	$6,041	0.78%	$715,055	$6,047	0.85%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $469 thousand, $439 thousand and $1.1 million related to the accretion of net deferred loans fees and $4.0 million, $(293) thousand and $821 thousand related to accretion (amortization) of discounts (premiums) for the years ended December 31, 2018, 2017 and 2016.

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

	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$14,340	$8,111	$22,451	$2,556	$329	$2,885
Interest on investment securities	(107)	70	(37)	94	77	171
Dividends on restricted stock investments and Other Bank Stocks	227	15	242	31	(185)	(154)
Interest on deposits in financial institutions	115	787	902	(68)	474	406
Change in interest income	14,575	8,983	23,558	2,613	695	3,308

Interest expense:
Savings, interest checking and money market accounts	(45)	498	453	(367)	211	(156)
Time deposits	1,127	669	1,796	292	(242)	50
Borrowings	287	133	420	5	95	100
Change in interest expense	1,369	1,300	2,669	(70)	64	(6)

Change in net interest income	$13,206	$7,683	$20,889	$2,683	$631	$3,314

Net interest income was $55.7 million during 2018, an increase of $20.9 million from $34.8 million during 2017 due to higher interest income of $23.6 million partially offset by higher interest expense of $2.7 million. Our net interest margin increased 96 basis points to 4.93% for the year ended December 31, 2018 compared to 3.97% for the same 2017 period. The increase in net interest margin was driven by higher market rates on new loan production and loan repricing, higher accelerated accretion of discounts due to early loan payoffs, and additional accretion income from purchase accounting discounts on acquired PCB loans. For the year ended December 31, 2018, interest income included accelerated discount accretion due to early payoffs of loans and prepayment penalties of $1.5 million, which expanded the net interest margin by 14 basis points, compared to $179 thousand for the same 2017 period. In addition, scheduled accretion income from purchase accounting discounts on the acquired loans contributed $1.8 million, or 16 basis points to net interest margin during 2018; there was no similar accretion income for the 2017 period.

Average interest-earning assets were $1.13 billion during 2018 compared to $875.6 million during 2017. The average yield on interest-earning assets was 5.70% during 2018 compared to 4.66% during 2017. Average loan balances were $985.5 million during 2018 compared to $739.9 million during 2017. The increase in our average loan balance was attributable to organic loan portfolio growth coupled with the impact of $399.8 million in net loans acquired in the PCB acquisition. Our loan yield was 6.20% during 2018 compared to 5.22% for 2017. The discount accretion from acquired loans and accelerated discount accretion due to early loan payoffs increased our loan yield 34 basis points during 2018.

Average funding sources totaled $1.01 billion during 2018 compared to $774.6 million during 2017. Average interest-bearing liabilities were $658.9 million during 2018 compared to $574.8 million during 2017 and our cost of interest-bearing liabilities increased 27 basis points to 1.32% during 2018. Our average cost of funds was 86 basis points during 2018 compared to 78 basis points during 2017. Our average cost of funds increased as overall market interest rates have risen while at the same time we benefited from the more favorable mix of deposits added in the PCB acquisition. Average noninterest-bearing deposits totaled $353.2 million and represented 35.9% of average total deposits during 2018 compared to $199.8 million and 26.5% of total average deposits during 2017. Average short-term borrowings increased $2.7 million during 2018 as we used short-term borrowings to supplement deposit balances used to fund our loan portfolio growth. Average senior secured notes increased $4.5 million during 2018 as we used the funds for cash dividends, share repurchases, operational costs, and merger, integration and public company registration costs.

Provision for Loan Losses

We maintain an allowance for loan losses, which we also refer to as the allowance, at a level we believe is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. At December 31, 2018, the allowance for loan losses was $11.1 million, or 0.88% of loans held for investment compared to $10.5 million, or 1.42% of loans held for investment at December 31, 2017. The increase in the allowance at December 31, 2018 primarily results from $1.5 million in provision for loan losses, partially offset by $961 thousand in net charge-offs of previously identified problem loans. The decrease in the allowance for loan losses as a percentage of loans held for investment as of December 31, 2018 as compared to December 31, 2017 primarily relates to the $399.8 million of loans acquired from PCB that were recorded at fair market value without a corresponding allowance for loan losses. The net carrying value of loans acquired through the acquisition of PCB includes a remaining net discount of $9.5 million as of December 31, 2018, which represents 75 basis points of total gross loans.

The provision for loan losses totaled $1.5 million for the year ended December 31, 2018 compared to $642 thousand for the year ended December 31, 2017. The change in provision for loan losses was primarily the result of organic loan growth.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Year Ended December 31,
	2018	2017
	(in thousands)
Gain on sale of loans	$1,505	$3,596
Service charges and fees on deposit accounts	1,241	329
Net servicing fees	509	701
Other income	355	435
Total noninterest income	$3,610	$5,061

Noninterest income decreased $1.5 million to $3.6 million for the year ended December 31, 2018 compared to $5.1 million for the year ended December 31, 2017 primarily due to lower gain on sale of loans which was partially offset by higher services charges and fees on deposit accounts during the year. The increase in services charges and fees on deposit accounts was due to the impact of the PCB acquisition.

Gain on the sale of loans decreased $2.1 million for the year ended December 31, 2018 compared to the 2017 period due to a decline in the average premium percentage and a lower amount of loans sold. We sold 31 SBA loans with a net carrying value of $25.0 million at an average premium percentage of 6.0%, resulting in a gain of $1.5 million for the year ended December 31, 2018. This compares to 40 SBA loans sold with a net carrying value of $43.3 million at an average premium percentage of 7.8%, resulting in a gain of $3.4 million and whole loan sales of $30.0 million for a gain of $207 thousand for the 2017 period.

Services charges and fees on deposit accounts increased $912 thousand to $1.2 million for the year ended December 31, 2018 from $329 thousand for the comparable 2017 period. The increase is attributed to a higher volume of transaction-based accounts and account balances as a result of the PCB acquisition; average demand deposit account balances increased to $353.2 million for the year ended December 31, 2018 from $199.8 million for the same 2017 period. Additionally,we continue to build new customer relationships that are taking advantage of our treasury management services.

The decrease in net servicing fees was due to higher amortization expense of our servicing assets offset by higher servicing fee income. Our SBA loan servicing portfolio averaged $164.2 million during 2018 compared to $132.9 million for 2017. The increase in our SBA loan servicing portfolio primarily related to the acquisition of PCB which contributed
$73.8 million to the portfolio of serviced SBA loans on the date of acquisition. During the years ended December 31, 2018 and 2017 contractually-specified servicing fees were $1.5 million and $1.2 million. Offsetting these servicing fees was amortization of the servicing assets of $1.0 million and $487 thousand for the years ended December 31, 2018 and 2017. The increase in amortization of the servicing asset was due to amortizing the servicing asset acquired in the PCB acquisition and higher amortization related to early loan pay-offs of $636 thousand for the year ended December 31, 2018 compared to $190 thousand for 2017.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Year Ended December 31,
	2018	2017
	(in thousands)
Salaries and employee benefits	$18,077	$14,560
Occupancy and equipment	3,049	2,084
Data processing	2,293	1,491
Professional fees	1,598	972
Office, postage and telecommunications	938	720
Deposit insurance and regulatory assessments	460	467
Loan related	483	345
Customer service related	865	618
Merger, integration and public company registration costs	5,385	—
Amortization of core deposit intangible	332	—
Other expenses	2,712	2,497
Total noninterest expense	$36,192	$23,754

Noninterest expense for the year ended December 31, 2018 was $36.2 million, an increase of $12.4 million from $23.8 million for the year ended December 31, 2017. The increase was primarily attributable to the impact of the acquired PCB operations and merger, integration and public company registration costs of $5.4 million. Excluding merger, integration and public company registration costs, noninterest expense increased $7.1 million to $30.8 million for the year ended December 31, 2018 compared to $23.8 million for the comparable period in 2017; the increase in most overhead expense categories is due to including PCB's operations since the date of acquisition.

Salaries and employee benefits increased $3.5 million to $18.1 million for the year ended December 31, 2018 from $14.6 million for the year ended December 31, 2017. The increase is primarily attributable to the growth in headcount due to the PCB acquisition. During the year ended December 31, 2018, we had an average of 136 full time equivalent ("FTE") employees compared to an average of 102 FTE employees for 2017.

Occupancy and equipment costs increased $965 thousand to $3.0 million for the year ended December 31, 2018. The increase in occupancy and equipment costs was primarily due to the additional occupancy costs associated with the six branches added in the PCB acquisition.

Data processing increased $802 thousand to $2.3 million for the year ended December 31, 2018. The increase in data processing primarily relates to increases in transaction volume from both organic growth and the PCB acquisition, strengthening automation and delivering risk mitigation solutions to improve our customers’ banking experience.

Professional fees increased $626 thousand to $1.6 million for the year ended months ended December 31, 2018. The increase in professional fees primarily relates to increases in legal, consulting and audit fees for enhancements of policies, procedures and internal controls as we transitioned to a publicly-traded company.

Merger, integration and public company registration costs totaled $5.4 million for the year ended December 31, 2018; there were no similar costs in 2017. The merger, integration and public company registration costs included
$1.8 million in severance costs, $768 thousand in professional fees, $2.5 million in system integration costs, and $414 thousand in other expenses.

In connection with the PCB acquisition, we recognized a core deposit intangible (CDI) of $6.9 million. Amortization of CDI was $332 thousand for the year ended December 31, 2018; there was no similar expense for the year ended December 31, 2017.

Income Taxes

Income tax expense was $6.4 million and $8.1 million for the years ended December 31, 2018 and 2017. The effective tax rate for the year ended December 31, 2018 was 29.8% compared to 52.4% for the year ended December 31, 2017. The reduction in our effective tax rate was primarily attributable to the impact of the Tax Act, which was signed into legislation in December 2017. The Tax Act substantially amended the Internal Revenue Code and reduced the corporate

Federal income tax rate from 35% to 21% beginning in 2018. Tax expense for the year ended December 31, 2017 included a $1.8 million write down adjustment related to the decline in value of our deferred tax assets due to the Tax Act. Excluding the deferred tax assets write down adjustment, our effective tax rate for 2017 would have been 40.6%.

Comparison of Financial Condition

General

Total assets at December 31, 2018 were $1.62 billion, an increase of $718.7 million, or 79.5%, from $903.8 million at December 31, 2017. This increase is primarily due to the $508.7 million increase in loans held for investment, net to $1.24 billion at December 31, 2018 from $731.2 million at December 31, 2017. The completion of our acquisition of PCB during the third quarter of 2018 increased assets by $536.5 million on the acquisition date.

Total liabilities at December 31, 2018 were $1.37 billion, an increase of $576.3 million, from $798.1 million at December 31, 2017. The completion of our acquisition of PCB during the third quarter of 2018 increased liabilities by $476.6 million on the acquisition date, primarily consisting of deposit balances. Total deposits increased $479.7 million to $1.25 billion at December 31, 2018. Other short-term borrowings increased $85.0 million to $105 million at December 31, 2018. Additionally, senior secured notes increased $8.1 million to $8.5 million at December 31, 2018; we used the funds for cash dividends, share repurchases, operational costs, and merger, integration and public company registration costs.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents totaled $197.4 million at December 31, 2018, an increase of $94.2 million from December 31, 2017. The increase in cash and cash equivalents during 2018 was primarily attributable to cash balances acquired from the PCB, which totaled $111.0 million at the date of acquisition.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$8,844	29.9%	$8,496	26.2%	$11,646	32.6%
Collateralized mortgage obligations	11,461	38.8%	13,659	42.1%	14,298	39.9%
SBA pools	9,238	31.3%	10,305	31.7%	8,828	24.7%
Mutual fund and equity securities (1)	—	—%	—	—%	1,018	2.8%
	$29,543	100.0%	$32,460	100.0%	$35,790	100.0%

	December 31, 2018		December 31, 2017		December 31, 2016
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$3,340	62.8%	$3,273	61.8%	$3,260	57.4%
Mortgage-backed securities	1,982	37.2%	2,027	38.2%	2,415	42.6%
	$5,322	100.0%	$5,300	100.0%	$5,675	100.0%
(1) With the adoption of ASU 2016-01 on January 1, 2018, equity securities with a readily determinable fair values are measured at fair value at the end of each reporting period and reported separately from securities available-for-sale. The reclassification was retroactively applied to 2017 financial statements to conform to the 2018 presentation.

The following table presents the contractual maturities and the weighted average yield of investment securities available-for-sale and held-to-maturity by investment category as of December 31, 2018:

	December 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$—	$—	$—	$8,844	$8,844
Collateralized mortgage obligations	—	—	—	11,461	11,461
SBA pools	—	—	—	9,238	9,238
	$—	$—	$—	$29,543	$29,543
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.68%	2.68%
Collateralized mortgage obligations	—%	—%	—%	2.39%	2.39%
SBA pools	—%	—%	—%	2.51%	2.51%
	—%	—%	—%	2.51%	2.51%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

	December 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$—	$3,340	$—	$—	$3,340
Mortgage-backed securities	—	—	—	1,982	1,982
	$—	$3,340	$—	$1,982	$5,322
Weighted average yield:
U.S. Government and agency securities	—%	2.05%	—%	—%	2.05%
Mortgage-backed securities	—%	—%	—%	2.81%	2.81%
	—%	2.05%	—%	2.81%	2.33%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At December 31, 2018, no issuer represented 10% or more of the Company’s shareholders’ equity. At December 31, 2018, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as collateral for a $4.9 million line of credit. There were no borrowings under this line of credit for the year ended December 31, 2018.

Loans

Loans are the single largest contributor to our net income. At December 31, 2018, loans held for investment, net totaled $1.24 billion. It is our goal to continue to grow the balance sheet through the origination and acquisition of loans. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and proper loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Continued balanced growth is anticipated over the coming years. The following table shows the composition of our loan portfolio as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Construction and land development	$184,177	14.7%	$115,427	15.6%	$110,696	15.9%	$119,157	18.1%	$55,663	11.0%
Real estate:
Residential	57,443	4.6%	63,415	8.5%	85,709	12.3%	45,478	6.9%	62,460	12.3%
Commercial real estate - owner occupied	179,494	14.3%	52,753	7.1%	53,761	7.7%	61,983	9.4%	36,316	7.2%
Commercial real estate - non-owner occupied	401,665	32.2%	251,821	33.9%	194,720	28.1%	226,657	34.6%	180,281	35.5%
Commercial and industrial	281,718	22.5%	169,183	22.8%	161,666	23.2%	123,461	18.8%	110,024	21.7%
SBA loans	146,462	11.7%	88,688	12.0%	81,021	11.6%	80,035	12.2%	62,601	12.3%
Consumer	159	—%	826	0.1%	8,325	1.2%	—	—%	—	—%
Loans held for investment, net of discounts (1)	$1,251,118	100.0%	$742,113	100.0%	$695,898	100.0%	$656,771	100.0%	$507,345	100.0%
Net deferred origination fees	(137)		(400)		187		(614)		(787)
Loans held for investment	1,250,981		741,713		696,085		656,157		506,558
Allowance for loan losses	(11,056)		(10,497)		(11,599)		(11,415)		(8,501)
Loans held for investment, net	$1,239,925		$731,216		$684,486		$644,742		$498,057

(1)
Loans held for investment, net of discounts includes purchased credit impaired loans of $2.6 million as of December 31, 2018. There were no purchased credit impaired loans as of December 31, 2017, 2016, 2015 and 2014.

During the year ended December 31, 2018, loans held for investment, net increased $508.7 million to $1.24 billion compared to $731.2 million at December 31, 2017. The changes in our total loan portfolio are primarily attributable to the $399.8 million of loans acquired from PCB at acquisition date. Below is a discussion of the changes in our principal loan categories:

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

Construction and land development loans increased $68.8 million or 59.6% to $184.2 million at December 31, 2018 from $115.4 million at December 31, 2017. Demand for financing in this area continues to rise. The growth in our construction and land development portfolio also included $15.5 million in loans acquired from PCB at acquisition date. At December 31, 2018 and 2017, construction and land development loans comprised 14.7%, and 15.6% of our total loans held for investment, net of discounts.

Real estate loans - residential. Residential loans include loans originated or purchased within the marketplace from unaffiliated third parties. Residential real estate loans decreased $6.0 million or 9.4% to $57.4 million from $63.4 million at December 31, 2017. At December 31, 2018 and 2017, residential real estate loans represented 4.6% and 8.5% of our total loans held for investment, net of discounts. During the year of 2018, we continued to see prepayments within the portfolio and a shift in originations towards higher yielding commercial real estate and commercial and industrial loans. The residential loans acquired from PCB at acquisition date was $11.3 million.

Commercial real estate loans. We provide financing for the purchase or refinance of owner-occupied and non-owner-occupied commercial real estate. These loans are typically secured by first mortgages. Commercial real estate loans, including both owner-occupied and non-owner-occupied, increased $276.6 million or 90.8% to $581.2 million from $304.6 million at December 31, 2017. The changes in commercial real estate loans during 2018 are primarily attributable to the $252.4 million in commercial real estate loans acquired from PCB at acquisition date, which included $123.0 million of owner-occupied loans and $129.3 million in non-owner-occupied loans.

Our single largest concentration of CRE loans is to hospitality owners, which comprised 13.8% and 26.1% of total commercial real estate loans at December 31, 2018 and December 31, 2017. Some of the members of our Board of Directors are active in the hospitality sector and are therefore able to provide referrals for financing on hotel properties. There are no loans to any of our board members, nor to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans measured against our total risk-based capital are reported to our Board of Directors monthly.

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

At December 31, 2018, commercial and industrial loans totaled $281.7 million, an increase of $112.5 million or 66.5% from $169.2 million at December 31, 2017. The increase in commercial and industrial loans during 2018 is due to the $74.7 million in commercial and industrial loans acquired from PCB at acquisition date and, to a lesser extent, overall increases in our lending activity during year. At December 31, 2018 and 2017, commercial and industrial loans comprised 22.5% and 22.8% of our total loans held for investment, net of discounts.

We also make loans that provide funding for executive retirement benefit programs. These loans are frequently secured to at least 90% and often well above that level by cash equivalent collateral; typically, the cash surrender value, also known as CSV, of one or more life insurance policies. These loans represent our largest concentration within the commercial and industrial loan portfolio. We manage these loans individually against our current house limit of $15 million and legal lending limit of 15% of total risk-based capital. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to either pledge additional collateral, substitute the policy from another insurer, and/or reduce the outstanding loan balance to meet the loan-to-CSV ratio requirement. These loans totaled $36.8 million and $32.8 million at December 31, 2018 and December 31, 2017. At December 31, 2018 and December 31, 2017, the ratio of aggregate unpaid principal balance to aggregate CSV for this portfolio totaled 98.3% and 88.1%.

Small Business Administration (SBA) loans. We offer small business loans through the SBA’s 7(a) program. We originate and service, as well as sell the guaranteed portion of these loans. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. At December 31, 2018, SBA 7(a) loans totaled $100.2 million, an increase of $47.5 million or 90.2% from $52.7 million at December 31, 2017. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. At December 31, 2018, SBA 504 loans totaled $46.3 million, an increase of $10.3 million or 28.5% from $36.0 million at December 31, 2017.  In the PCB acquisition, we gained $45.9 million in total SBA loans as of the acquisition date.

We typically retain the entire SBA 504 loans we originate and sell in the secondary market the SBA-guaranteed portion of the SBA (7a) loans (generally 75% of the principal balance) we originate. During the years ended December 31, 2018 and 2017, we originated $48.0 million and $59.3 million, of SBA 7(a) loans and $20.2 million and $27.1 million of SBA 504 loans. We sold $25.0 million and $35.3 million of SBA 7(a) loans and zero and $7.9 million of SBA 504 loans for the years ended December 31, 2018 and 2017.

As of December 31, 2018, our SBA portfolio totaled $146.5 million, of which $30.2 million is guaranteed by the SBA and $116.2 million is unguaranteed. Of the $116.2 million unguaranteed SBA portfolio, $31.6 million is secured by industrial/warehouse properties; $22.7 million is secured by hospitality properties; and $47.0 million is secured by other real estate types. As of December 31, 2017, our SBA portfolio totaled $88.7 million of which $10.9 million is guaranteed by the SBA and $77.8 million is unguaranteed. Of the $77.8 million unguaranteed SBA portfolio, $27.8 million is secured by industrial/warehouse properties; $24.4 million is secured by hospitality properties; and $20.9 million is secured by other real estate types.

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at December 31, 2018:

	December 31, 2018
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(in thousands)
Construction and land development	$—	$117,831	$1,524	$48,448	$—	$16,374	$184,177
Real estate:
Residential	—	899	39	2,631	2,501	51,373	57,443
Commercial real estate - owner occupied	9,842	7,086	19,370	39,510	13,898	89,656	179,362
Commercial real estate - non-owner occupied	31,480	35,555	67,254	93,438	11,848	161,015	400,590
Commercial and industrial	3,366	58,708	26,362	99,032	11,222	82,431	281,121
SBA loans	—	9,195	2,270	17,970	8,937	107,250	145,622
Consumer & other	—	—	—	159	—	—	159
Loans	44,688	229,274	116,819	301,188	48,406	508,099	1,248,474
PCI Loans	10		1,713	180		741	2,644
Total	$44,698	$229,274	$118,532	$301,368	$48,406	$508,840	$1,251,118

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

The Board of Directors has approved pre-established concentration levels (as a percentage of capital) for various loan types based on our business plan and historical loss experience. On a monthly basis, management provides a loan concentration report to the Board with information relating to concentrations. Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. In addition, we stress test our CRE portfolios periodically as part of our risk management practices. We believe we are in compliance with the Interagency Guidance, because we have heightened risk management practices for our commercial real estate portfolio, including our construction and land development loans.

As of December 31, 2018 and 2017, loans secured by non-owner occupied commercial real estate represented 309% of our total risk-based capital (as defined by the federal bank regulators). Our internal policy is to limit total non-owner occupied commercial real estate loans to 350% of total risk-based capital. In addition, as of December 31, 2018 and 2017, total loans secured by commercial real estate under construction and land development represented 108% and 99% of our total risk-based capital. Our internal policy is to limit loans secured by commercial real estate construction and land development to 150% of total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, as of December 31, 2018 and 2017, total unpaid principal balance of hospitality loans represented approximately 61.2% and 97.1% of our total risk-based capital. We have historically provided loans to borrowers in the hospitality industry. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital, and we attempt to meet this guidance by participating certain hospitality loans to other lenders. At December 31, 2018 and 2017, total commitments to fund hospitality loans represented approximately 64.0% and 103.0% of our total risk-based capital.

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

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

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

The following tables present the recorded investment balances of potential problem loans, excluding PCI loans, classified as special mention or substandard, at December 31, 2018 and 2017:

	December 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$4,857	$1,133	$8,341	$6,065	$—	$20,396
Substandard (1)	—	—	—	—	3,140	1,817	—	4,957
Total	$—	$—	$4,857	$1,133	$11,481	$7,882	$—	$25,353

(1)	At December 31, 2018, substandard loans include $1.7 million of impaired loans. The Company had no loans classified as doubtful or loss at December 31, 2018.

	December 31, 2017
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$—	$—	$6,871	$4,014	$—	$10,885
Substandard (1)	—	—	—	—	634	1,347	—	1,981
Total	$—	$—	$—	$—	$7,505	$5,361	$—	$12,866

(1)	At December 31, 2017, substandard loans include $1.8 million of impaired loans. The Company had no loans classified as doubtful or loss at December 31, 2017.

Nonperforming Assets. Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure. The table below reflects the composition of non-performing assets at the periods indicated:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Non-accrual	1,128	—	683	226	—
Troubled debt restructurings on non-accrual	594	1,761	2,586	3,610	—
Total nonperforming loans	$1,722	$1,761	$3,269	$3,836	$—
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$1,722	$1,761	$3,269	$3,836	$—
Troubled debt restructurings - on accrual	$327	$—	$—	$389	$—

Nonperforming loans as a percentage of gross loans	0.14%	0.24%	0.47%	0.58%	—%
Nonperforming assets as a percentage of total assets	0.11%	0.19%	0.38%	0.47%	—%

At December 31, 2018, one TDR with a recorded investment balance of $95 thousand was not performing in accordance with its restructured terms. At December 31, 2017, all TDRs were performing in accordance with their restructured terms.

The following table shows our nonperforming loans among our different asset categories as of the dates indicated. Nonperforming loans, excluding PCI loans, include nonaccrual loans, loans past due 90 days or more and still accruing interest, and non-accrual TDRs. The balances of nonperforming loans reflect our net investment in these assets.

	December 31,
	2018	2017
Nonperforming loans:	(in thousands)
Commercial and industrial	$89	$634
SBA loans	1,633	1,127
Total nonperforming loans (1)	$1,722	$1,761
(1) There were no purchased credit impaired loans on nonaccrual at December 31, 2018.

Troubled Debt Restructurings. At December 31, 2018 and 2017, the Company had approximately $922 thousand and $1.8 million in recorded investment in loans identified as TDRs and had allocated approximately zero and $504 thousand as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2018.

As of December 31, 2018 and 2017, loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the year ended December 31, 2018 there were no new loan modifications resulting in TDRs. During the year ended December 31, 2017, there were four new loan modifications resulting in TDRs.

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

At December 31, 2018, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance, beginning of period	$10,497	$11,599	$11,415	$8,501	$5,749
Charge-offs:
Commercial and industrial	539	1,386	1,556	31	—
SBA loans	610	459	—	174	—
	1,149	1,845	1,556	205	—
Recoveries:
Construction and land development	—	—	—	—	7
Commercial and industrial	188	56	—	—	—
SBA loans	—	45	—	—	—
	188	101	—	—	7
Net charge-offs (recoveries)	961	1,744	1,556	205	(7)
Provision for loan losses	1,520	642	1,740	3,119	2,745
Balance, end of period	$11,056	$10,497	$11,599	$11,415	$8,501

Loans held for investment	$1,250,981	$741,713	$696,085	$656,157	$506,558
Average loans held for investment	$985,513	$739,935	$673,635	$597,093	$415,478
Allowance for loan losses as a percentage of loans held for investment	0.88%	1.42%	1.67%	1.74%	1.68%
Ratio of net charge-offs to average loans held for investment	0.10%	0.24%	0.23%	0.03%	—%

The following table shows the allocation of the allowance for loan losses by loan type at the periods indicated:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(in thousands)
Construction and land development	$1,721	14.7%	$1,597	15.6%	$1,827	15.9%	$2,491	18.1%	$953	11.0%
Real estate:
Residential	422	4.6%	375	8.5%	924	12.3%	589	6.9%	1,069	12.3%
Commercial real estate - owner occupied	734	14.3%	655	7.1%	618	7.7%	746	9.4%	606	7.2%
Commercial real estate - non-owner occupied	2,686	32.2%	3,136	33.9%	2,501	28.1%	3,142	34.6%	2,997	35.5%
Commercial and industrial	3,686	22.5%	3,232	22.8%	3,541	23.2%	2,171	18.8%	1,852	21.7%
SBA loans	1,807	11.7%	1,494	12.0%	2,086	11.6%	2,276	12.2%	1,024	12.3%
Consumer	—	—%	8	0.1%	102	1.2%	—	—%	—	—%
	$11,056	100.0%	$10,497	100.0%	$11,599	100.0%	$11,415	100.0%	$8,501	100.0%

PCI Loans. The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the period from July 31, 2018 (acquisition date) through December 31, 2018:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, December 31, 2017	$—	$—
Loans acquired	3,053	2,111
Accretion	219	(219)
Payments received	(565)	—
Increase in expected cash flows, net	(63)	181
Provision for loan losses	—	—
Balance, December 31, 2018	$2,644	$2,073

Loan Held for Sale. Loans held for sale typically consist of the guaranteed portion of SBA 7(a) loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At December 31, 2018, loans held for sale were $28.0 million an increase of $17.4 million from $10.6 million at December 31, 2017. The increase in loans held for sale during the year ended December 31, 2018 was primarily attributable to the origination of $45.2 million in loans, offset by the sale of loans with an aggregate carrying value of $25.0 million. At December 31, 2018 and 2017, loans held for sale consisted entirely of SBA 7(a) loans. At December 31, 2018 and 2017, the fair value of loans held for sale totaled $29.2 million and $11.5 million.

Servicing Asset and Loan Servicing Portfolio. The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. The total loans serviced for others totaled $288.2 million and $222.0 million at December 31, 2018 and 2017. The loan servicing portfolio includes SBA loans serviced for others of $198.4 million and $140.4 million for which there is a related servicing asset of $3.2 million and $2.6 million at December 31, 2018 and 2017. Consideration for each SBA loan sale includes the cash received and a related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Servicing rights with a fair value of
$1.1 million, at acquisition date, were acquired in the PCB acquisition. Refer to Note 2 - Business Combination to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions of $89.8 million and $81.6 million for which there is no related servicing asset at December 31, 2018 and 2017.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $6.6 million at December 31, 2018. Due to volatility in the stock market during December 2018, including a 19.9% reduction in the Company's closing stock price from the date PCB was acquired to December 31, 2018, we evaluated goodwill for impairment and concluded there was no impairment as of year-end.

Deposits

The following table presents the ending balance and percentage of deposits as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Noninterest-bearing demand	$546,713	43.8%	$235,584	30.4%	$150,764	19.9%
Interest-bearing deposits:
Interest checking	129,884	10.4%	200,587	26.0%	265,381	35.1%
Money market	296,085	23.6%	95,598	12.4%	92,309	12.2%
Savings	39,154	3.1%	76,514	9.9%	89,828	11.9%
Time deposits	187,121	14.9%	111,758	14.5%	122,807	16.2%
Brokered time deposits	53,382	4.3%	52,638	6.8%	35,472	4.7%
	$1,252,339	100.1%	$772,679	100.0%	$756,561	100.0%

Total deposits increased $479.7 million to $1.25 billion at December 31, 2018 from $772.7 million at December 31, 2017. The increase in deposits was primarily a result of $474.9 million in deposits acquired in the PCB acquisition; the acquired deposits included noninterest-bearing demand deposits of $273.6 million, or 57.6% of total acquired deposits, and money market deposits of $120.4 million, or 25.4% of the total acquired deposits. The deposit portfolio received as part of the PCB acquisition positively impacted our deposit mix resulting in a higher percentage of noninterest-bearing demand deposits. At December 31, 2018, noninterest-bearing deposits represented 43.8% of total deposits compared to 30.4% at December 31, 2017.

The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by FDIC. This program provides a stable source of funding to the Company. As of December 31, 2018, total deposits from the State of California and other public agencies totaled $59.6 million and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Refer to Note 8 - Deposits and Note 9 - Borrowing Arrangements to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

At December 31, 2018, the $53.4 million in callable brokered deposits had a weighted average maturity of 1.9 years, however all such deposits are available to be called. The Bank has an option to call and repay such deposits if rates for newly issued deposits should be lower, or if the Bank no longer has a need for this funding. At December 31, 2018 and 2017, the weighted average yield on brokered deposits was 1.61% and 1.32%.

The Company’s ten largest depositor relationships accounted for approximately 25.2% and 29.8% of total deposits at December 31, 2018 and 2017.

The following table shows time deposits greater than $250,000 by time remaining until maturity at December 31, 2018:

December 31, 2018
(in thousands)
Three months or less	$35,835
Over three months through six months	31,269
Over six months through twelve months	32,162
Over twelve months	10,097
$109,363

Borrowings

The following table presents the components of borrowings as of the periods indicated:

	December 31, 2018	December 31, 2017
	(in thousands)
FHLB Advances	$90,000	$20,000
Federal funds purchased	14,998	—
Short-term borrowings	$104,998	$20,000

Senior secured notes	$8,450	$350

     Short-term borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances and Federal fund purchases, as a source of funds to meet the daily liquidity needs of our customers. Short-term borrowings increased to $105.0 million at December 31, 2018 from $20.0 million at December 31, 2017.

	2018	2017	2016
	(in thousands)
FHLB Advances:
Average amount outstanding during the period	$23,148	$20,429	$19,852
Maximum month-ending amount outstanding during the period	$104,998	$60,000	$43,000
Balance, end of period	$104,998	$20,000	$—
Interest rate, end of period	2.57%	1.41%	—%
Weighted average interest rate during the period	1.77%	1.16%	0.67%

Federal Home Loan Bank Secured Line of Credit. At December 31, 2018, the Bank has a secured line of credit of $396.8 from the FHLB. This secured borrowing arrangement is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2018, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of
$868.4 million under this borrowing agreement. Overnight borrowings outstanding under this arrangement were $90.0 million and $20.0 million with an interest rate of 2.56% and 1.41% at December 31, 2018 and 2017. The average balance of short-term borrowings was $23.2 million and $20.5 million for the years ended December 31, 2018 and 2017.

In addition, at December 31, 2018, the Bank used another $90.2 million of its secured FHLB borrowing capacity by having the FHLB issue (i) letters of credit to meet collateral requirements for deposits from the State of California and other public agencies and (ii) standby letters of credit as credit enhancement to guarantee the performance of customers to third parties. At December 31, 2018, the remaining secured line of credit available from the FHLB totaled $216.7 million.

Unsecured Borrowings. The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these unsecured lines of credit approximate the federal funds target rate. Overnight borrowings under these credit facilities were $15.0 million and zero at December 31, 2018 and 2017. For the year ended December 31, 2018, average borrowings totaled $441 thousand with an average interest rate was 2.43%.

Federal Reserve Bank Secured Line of Credit. At December 31, 2018, the Bank has a total secured line of credit of $4.9 million with the Federal Reserve Bank. At December 31, 2018, the Bank had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement at or during the years ended December 31, 2018 and 2017.

Senior Secured Notes. At December 31, 2018, the holding company has a senior secured line of credit for $25 million. The available credit under this secured borrowing facility increased from $10.0 million to $25.0 million effective July 31, 2018. This facility is secured by 100% of the common stock of the Bank and bears interest, due quarterly, at a rate of U.S. Prime rate plus 0.25% and matures on December 22, 2019 (“Maturity Date”). In addition, the terms include a look-back fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn between December 22, 2017 (“Note Date”) and December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date. Further, the terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, all of which became effective no later than December 31, 2018, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 11.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due. One of the Company's executives is also a member of the lending bank's board of directors.

At December 31, 2018, the outstanding balance under the facility totaled $8.5 million with an interest rate of 5.75%. At December 31, 2017, the outstanding balance under the facility totaled $350 thousand with an interest rate of 4.75%. The average borrowings totaled $4.5 million with an average interest rate of 5.46% for the year ended December 31, 2018. At December 31, 2018, the Company was in compliance with all loan covenants on the facility.

Shareholders’ Equity

Total shareholders’ equity increased $142.4 million, or 134.7%, to $248.1 million at December 31, 2018 from $105.7 million at December 31, 2017. The increase in shareholders' equity is primarily due to the PCB acquisition with total purchase consideration of $133.3 million and the issuance of 4,386,816 shares of common stock and 420,393 rollover options. Refer to Note 2 - Business Combination to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, for additional information related to the acquisition. Shareholders’ equity also increased by $15.1 million in net earnings, $1.7 million of share-based compensation and $1.1 million of stock option exercises, partially offset by $7.6 million in cash dividends, and $792 thousand in stock repurchases during 2018.

Liquidity and Capital Resources

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for client credit needs, and to take advantage of investment opportunities as they are presented in the market place. We believe we currently have the ability to generate sufficient liquidity from our operating activities to meet our funding requirements. As a result of our growth, we may need to acquire additional liquidity to fund our activities in the future.

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand at the holding company, which was approximately $173 thousand at December 31, 2018, a $25.0 million secured line of credit of which $16.6 million is available at December 31, 2018, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. Our ability to declare dividends to shareholders depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the holding company depends upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. Refer to the Regulatory Capital in this MD&A for dividend limitations at both the holding company and the Bank.

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

Consolidated Company Liquidity

Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds and repos, interest-bearing deposits, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, held-to-maturity securities and loans held for sale) divided by total assets. Using this definition at December 31, 2018, our liquidity ratio was 16%. Our current policy requires that we maintain a liquidity ratio of at least 15% measured monthly.

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

Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was
$342 thousand and $11.5 million. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash provided by (used in) investment activities for the years ended December 31, 2018 and 2017 was
$3.6 million and $(49.2) million. During the year ended December 31, 2018, the primary components of cash flows provided by investing activities was the $111.0 million in cash acquired as part of the PCB acquisition, partially offset by a net increase in loans, which totaled $103.8 million, and purchase of restricted stock investments of $6.9 million. During the year ended December 31, 2017, the primary driver of cash flows used in investing activities was purchases of securities available for sale of $8.5 million, purchases of loans of $14.8 million and a net increase in loans of $34.4 million.

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $90.3 million and $30.8 million. For the year ended December 31, 2018, cash provided by financing activities primarily results from a
$4.7 million increase in deposits, a $85.0 million increase in short-term borrowings, a $8.1 million increase in senior secured notes, and $1.1 million in proceeds from stock option exercises, partially offset by $7.6 million in cash dividends paid and $1.1 million in stock repurchases. For the year ended December 31, 2017, cash provided by financing activities primarily came from a $16.1 million increase in deposits and a $20.0 million increase in short-term borrowings, offset by $5.8 million in cash dividends paid.

Additional sources of liquidity available to us at December 31, 2018 include $216.7 million in secured borrowing capacity with the FHLB, $4.9 million in borrowing capacity at the discount window with the Federal Reserve Bank, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $62.0 million.

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

Stock Repurchase Plan

On December 3, 2018, the Company announced a stock repurchase plan, providing for the repurchase of up to
1.2 million shares of the Company’s outstanding common stock, or approximately 10% of its then outstanding shares (the "repurchase plan"). The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate the Company to purchase any particular number of shares.

During the fourth quarter of 2018, the Company repurchased 36,283 shares at an average price of $21.82 under the repurchase plan. The remaining number of shares authorized to be repurchased under this plan was 1,163,717 shares at December 31, 2018.

Contractual Obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2018.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(in thousands)
Deposits without a stated maturity	$1,011,836	$1,011,836	$—	$—	$—
Time deposits (1)	240,503	180,839	44,906	14,758	—
Short term borrowings	104,998	104,998	—	—	—
Senior secured notes	8,450	8,450	—	—	—
Operating lease obligations	6,437	2,199	3,126	1,112	—
	$1,372,224	$1,308,322	$48,032	$15,870	$—
(1) Includes $53.4 million of callable brokered deposits report based on their contractual maturity dates.

Off-Balance-Sheet Arrangements

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

At December 31, 2018, we had unused loan commitments of $376.1 million and standby letters of credit of
$4.0 million. At December 31, 2017, we had unused loan commitments of $237.4 million and standby letters of credit of
$1.0 million.

As of December 31, 2018, the Company had in place $90.2 million in letters of credit from the FHLB to meet collateral requirements for deposits from the State of California and other public agencies, along with standby letters of credit issued by the FHLB as credit enhancement to guarantee the performance of customers to third parties.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules”. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by January 1, 2019. The capital conservation buffer during 2018 was 1.875%. The net unrealized gain or loss on investment securities available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the actual capital ratios for the Bank:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In (1)	For Well Capitalized Requirement	Capital Conservation Buffer Fully Phased-In
December 31, 2018:
Total Capital (to risk-weighted assets)	14.18%	8.00%	9.875%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	13.26%	6.00%	7.875%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	13.26%	4.50%	6.375%	6.50%	7.00%
Tier 1 Capital (to average assets)	12.03%	4.00%	4.000%	5.00%	4.00%

December 31, 2017:
Total Capital (to risk-weighted assets)	14.72%	8.00%	9.250%	10.00%	10.50%
Tier 1 Capital (to risk-weighted assets)	13.46%	6.00%	7.250%	8.00%	8.50%
CET1 Capital (to risk-weighted assets)	13.46%	4.50%	5.750%	6.50%	7.00%
Tier 1 Capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%

(1)
Ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Dividends

Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. The primary source of funds for the holding company is dividends from the Bank, as well as availability under our $25 million secured line of credit.

The following table sets forth per share dividend amounts declared for the periods indicated:

	Year Ended December 31,
Dividends declared:	2018	2017
Fourth quarter	$0.20	$0.20
Third quarter	$0.20	$0.20
Second quarter	$0.20	$0.20
First quarter	$0.20	$0.20

Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which was phased in over a three-year period that began on January 1, 2016.

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

Summary of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A description of selected critical accounting policies that are of particular significance to us include:

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

Goodwill and other identifiable intangible assets will be tested for impairment no less than annually each year or when circumstances arise indicating impairment may have occurred. We expect our annual impairment measurement date to occur in the fourth quarter in each fiscal year. In determining whether impairment has occurred, we consider a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized in the accompanying consolidated statements of income. There was no impairment recognized related to goodwill or other identifiable intangible assets for the year ended December 31, 2018.

Core deposit intangible ("CDI") is a measure of the value of depositor relationships resulting from the acquisition of PCB. CDI is amortized on an accelerated method over an estimated useful life of approximately 10 years.

The Company accounts for merger-related costs, which may include advisory, legal, accounting, valuation, and other professional or consulting fees, as expenses in the periods in which the costs are incurred and the services are received.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when we believe available information confirms that specific loans, or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment. Subsequent recoveries, if any, are credited to the allowance.

We determine a separate allowance for each portfolio segment. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

We recognize interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired with measurement of impairment as described above.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by us include construction and land development, real estate, commercial and industrial, and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to-income, collateral type and loan-to-value ratios for consumer loans.

Loan Sales and Servicing of Financial Assets

We originate SBA loans and sell the guaranteed portions in the secondary market. Servicing rights are recognized separately when they are acquired through sale of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. We compare the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, we have identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. If we later determine that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase in income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and changes in the discount rates.

Deferred Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.

We have adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Income tax positions must meet a more likely than not recognition threshold to be recognized. For tax positions not meeting the more likely than not recognition threshold, no tax benefit is recorded. The Company recognizes interest and / or penalties related to income tax matters in income tax expense.
Refer to Note 10 - Income Taxes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Fair Value Measurements

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Recent Accounting Guidance Not Yet Effective

The impact that recently issued accounting standards will have on our consolidated financial statements is contained in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or net interest margin resulting from changes in market interest rates.

Interest Rate Risk

Interest rate risk results from the following risks:

•	Repricing risk - timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;

•
Option risk - changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity;

•	Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and

•	Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate and London Interbank Offered Rate.

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Our Board of Directors review the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

Our balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At December 31, 2018, we were "asset sensitive".

In order to model and evaluate interest rate risk, we use two approaches: Net Interest Income at Risk ("NII at Risk"), and Economic Value of Equity ("EVE"). Under NII at Risk, the impact on net interest income from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

The following table presents the projected changes in NII at risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of December 31, 2018:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$91,496	19.2%	$339,362	5.6%
Up 200 basis points	$86,623	12.9%	$334,061	4.0%
Up 100 basis points	$81,750	6.5%	$328,421	2.2%
Base	$76,729	—	$321,237	—
Down 100 basis points	$71,836	(6.4)%	$312,653	(2.7)%
Down 200 basis points	$69,054	(10.0)%	$307,390	(4.3)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
First Choice Bancorp and Subsidiary
Cerritos, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Choice Bancorp and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company’s auditor since 2014.

Laguna Hills, California
March 25, 2019

First Choice Bancorp and Subsidiary
Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS	(in thousands, except share data)
Cash and due from banks	$17,874	$5,405
Interest-bearing deposits at other banks	176,502	97,727
Federal funds sold	3,000	—
Total cash and cash equivalents	197,376	103,132
Securities available-for-sale, at fair value	29,543	32,460
Securities held-to-maturity, at cost	5,322	5,300
Equity securities, at fair value	2,538	2,542
Restricted stock investments, at cost	12,855	3,640
Loans held for sale, at lower of cost or fair value	28,022	10,599
Loans held for investment	1,250,981	741,713
Allowance for loan losses	(11,056)	(10,497)
Loans held for investment, net	1,239,925	731,216
Accrued interest receivable	5,069	3,108
Premises and equipment	1,973	1,035
Servicing asset	3,186	2,618
Deferred taxes, net	8,666	4,495
Goodwill	73,425	—
Core deposit intangible	6,576	—
Other assets	8,025	3,650
TOTAL ASSETS	$1,622,501	$903,795
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$546,713	$235,584
Money market, interest checking and savings	465,123	372,699
Time deposits	240,503	164,396
Total deposits	1,252,339	772,679
Short-term borrowings	104,998	20,000
Senior secured notes	8,450	350
Accrued interest payable and other liabilities	8,645	5,072
Total liabilities	1,374,432	798,101
Commitments and contingencies - Notes 5 and 11
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,726,074 at December 31, 2018 and 7,260,119 at December 31, 2017	217,514	87,837
Additional paid-in capital	7,269	1,940
Retained earnings	23,985	16,459
Accumulated other comprehensive loss - net	(699)	(542)
Total shareholders’ equity	248,069	105,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,622,501	$903,795

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017
	(in thousands, except share and per share data)
INTEREST INCOME
Interest and fees on loans	$61,075	$38,624
Interest on investment securities	922	959
Interest on deposits in other financial institutions	1,872	970
Dividends on restricted stock investments	508	266
Total interest income	64,377	40,819
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	4,364	3,911
Interest on time deposits	3,686	1,890
Interest on borrowings	660	240
Total interest expense	8,710	6,041
Net interest income	55,667	34,778
Provision for loan losses	1,520	642
Net interest income after provision for loan losses	54,147	34,136
NONINTEREST INCOME
Gain on sale of loans	1,505	3,596
Service charges and fees on deposit accounts	1,241	329
Net servicing fees	509	701
Other income	355	435
Total noninterest income	3,610	5,061
NONINTEREST EXPENSE
Salaries and employee benefits	18,077	14,560
Occupancy and equipment	3,049	2,084
Data processing	2,293	1,491
Professional fees	1,598	972
Office, postage and telecommunications	938	720
Deposit insurance and regulatory assessments	460	467
Loan related	483	345
Customer service related	865	618
Merger, integration and public company registration costs	5,385	—
Amortization of core deposit intangible	332	—
Other expenses	2,712	2,497
Total noninterest expense	36,192	23,754
Income before taxes	21,565	15,443
Income taxes	6,435	8,089
Net income	$15,130	$7,354
Net income per share:
Basic	$1.66	$1.02
Diluted	$1.64	$1.02
Weighted-average common shares outstanding:
Basic	9,015,203	7,102,683
Diluted	9,143,242	7,138,404

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2018	2017
Net income	$15,130	$7,354
Other comprehensive loss:
Unrealized loss on investment securities:
Change in net unrealized loss on available-for-sale securities	(258)	(28)
Related income taxes:
Income tax benefit related to net unrealized holding losses	77	12
Total other comprehensive loss	(181)	(16)
Total comprehensive net income	$14,949	$7,338

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statement of Shareholders’ Equity
Year Ended December 31, 2018

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Balance at December 31, 2016	—	$—	7,112,954	$87,177	$989	$14,778	$(437)	$102,507
Net income	—	—	—	—	—	7,354	—	7,354
Cash dividends ($0.80 per share)	—	—	—	—	—	(5,762)	—	(5,762)
Stock-based compensation	—	—	—	—	1,524	—	—	1,524
Issuance of restricted shares, net	—	—	123,441	—	—	—	—	—
Vesting of restricted shares	—	—	—	325	(325)	—	—	—
Repurchase of shares in settlement of restricted stocks	—	—	(7,643)	—	(170)	—	—	(170)
Exercise of stock options, net	—	—	31,367	335	(78)	—	—	257
Change in Federal tax rate - unrealized holding losses on investment securities, available-for-sale	—	—	—	—	—	89	(89)	—
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2017	—	$—	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694

Cumulative effects of changes in accounting principles (1)	—	—	—	—	—	(24)	24	—
Net income	—	—	—	—	—	15,130	—	15,130
Stock and fair value of replacement awards issued in connection with business combination	—	—	4,386,816	125,902	7,371	—	—	133,273
Cash dividends ($0.80 per share)	—	—	—	—	—	(7,584)	—	(7,584)
Stock-based compensation	—	—	—	—	1,705	4	—	1,709
Exercise of stock options, net	—	—	103,159	2,939	(1,811)			1,128
Issuance of restricted shares, net	—	—	24,682	—	—	—	—	—
Vesting of restricted shares	—	—	—	1,628	(1,628)	—	—	—
Repurchase of shares in settlement of restricted stocks	—	—	(12,419)	—	(308)	—	—	(308)
Common stock repurchased under authorized stock repurchase program	—	—	(36,283)	(792)	—	—	—	(792)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(181)	(181)
Balance at December 31, 2018	—	$—	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".
See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES	(in thousands)
Net income	$15,130	$7,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916	526
Amortization of premiums of investment securities	191	297
Amortization of servicing asset	1,032	487
Provision for loan losses	1,520	642
Provision for losses - unfunded commitments	53	563
Gain on sale of loans	(1,505)	(3,596)
Loss on disposal of fixed assets	8	2
Loans originated for sale	(45,157)	(75,656)
Proceeds from loans originated for sale	26,484	77,460
(Accretion) amortization of net discounts and deferred loan fees, net	(4,429)	529
Change in fair value of equity securities	120	—
Deferred income taxes	201	383
(Increase) decrease in impact of change in Federal tax rate on deferred taxes assets	(226)	1,816
Stock-based compensation	1,709	1,524
Appreciation of Bank Owned Life Insurance	(46)	—
Decrease (increase) in other items, net	4,341	(849)
Net cash provided by operating activities	342	11,482
INVESTING ACTIVITIES
Cash acquired in business combination	111,035	—
Proceeds from maturities and paydown of securities available-for-sale	4,099	4,548
Proceeds from maturities and paydown of securities held-to-maturity	39	367
Purchase of securities available-for-sale	(2,929)	(8,476)
Proceeds from sale of securities available-for-sale	1,237	4,399
Purchases of loans	—	(14,800)
Net increase in loans	(103,769)	(34,389)
Purchase of FRB and FHLB stock	(6,946)	(169)
Proceeds from redemption of FRB stock	1,879	—
Purchase of equity investment	(209)	(127)
Proceeds from disposal of premises and equipment	6	1
Purchases of premises and equipment	(817)	(528)
Net cash provided by (used in) investing activities	3,625	(49,174)
FINANCING ACTIVITIES
Net increase in deposits	4,735	16,118
Net increase in short-term borrowings	84,998	20,000
Increase in senior secured notes	8,100	350
Cash dividends paid	(7,584)	(5,762)
Repurchase of shares	(1,100)	(170)
Proceeds from exercise of stock options	1,128	257
Net cash provided by financing activities	90,277	30,793
Increase (decrease) in cash and cash equivalents	94,244	(6,899)
Cash and cash equivalents, beginning of period	103,132	110,031
Cash and cash equivalents, end of period	$197,376	$103,132

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$8,657	$5,998
Taxes paid	$4,100	$6,560
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$2,708	$(11,563)
Servicing rights asset recognized	$546	$843
Transfer of securities available-for-sale to equity securities	$2,540	$—
Issuance of common stock for acquisition, including stock option consideration	$133,273	$—
See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Choice Bancorp, a California corporation, was organized on September 1, 2017 to serve as the holding company for its wholly-owned subsidiary, First Choice Bank (the "Bank"), a California state-chartered commercial bank. On December 21, 2017, the Bank received requisite shareholder and regulatory approval necessary for the Bank to reorganize into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice Bancorp. When we refer to "Bancorp" or the "holding company", we are referring First Choice Bancorp, the parent company, on a stand-alone basis. When we refer to "we," "us," or the "Company", we are referring to First Choice Bancorp together with the Bank on a consolidated basis.

The Bank was incorporated under the laws of the State of California in March 2005 and commenced banking operations in August 2005. The Company is organized as a single operating segment, the Bank, operating with eleven full-service branches in Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, two downtown Los Angeles locations, Pasadena, Rowland Heights, San Diego and West Los Angeles, California. The Bank also maintains the brand name ProAmérica as a result of the PCB acquisition. The Bank’s primary source of revenue is providing loans and deposit products to customers, who are predominately small and middle-market businesses and individuals within its principal market area which is defined as the seven Southern California Counties of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial.

The Company completed the acquisition of Pacific Commerce Bancorp ("PCB") on July 31, 2018. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 2. Business Combination, for more information about the PCB acquisition.

On October 1, 2018, First Choice Bank satisfied the requirements of the Federal Reserve Bank and became a state member bank of the Federal Reserve System and purchased the required stock of the Federal Reserve Bank.

On December 3, 2018, the Company's announced a stock repurchase plan providing for the repurchase of up to 1.2 million shares of the Company’s outstanding common stock, or approximately 10% of its then outstanding shares. The Company repurchased 36,283 shares at an average price of $21.82 in 2018. The remaining number of shares authorized to be repurchased under this plan is 1,163,717 shares at December 31, 2018.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 25, 2019, which is the date the consolidated financial statements were available to be issued.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, First Choice Bank, a California state-chartered bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2017 consolidated financial statements to conform to the 2018 presentation. These reclassifications included: (i) a $695 thousand decrease in "Gross loans held for investment" which were previously reported "Net discount of purchased loans", which resulted in no impact on "Loans held for investment, net"; (ii) $812 thousand of equipment expense previously reported separately is now included in occupancy and equipment expenses; (iii) $311 thousand of stock-based compensation expense for directors' restricted shares and stock options previously reported in salaries and employee benefits expense is now included in other expenses; and (iv) in connection with the adoption of ASU 2016-01, $2.5 million was reclassified from "Securities available-for-sale" to "Equity securities" (Refer to Accounting Standards Adopted in 2018 below). The reclassifications had no effect on prior year net income or shareholders' equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and the valuation of deferred tax assets.

Accounting Standards Adopted in 2018

ASU 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, "Topic 606"), effective January 1, 2018, implements a common revenue standard that clarifies the principles for recognizing revenue and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 using the modified retrospective approach applied to all contracts in place at that date. The adoption did not have a material impact on the Company’s consolidated financial statements as the largest portions of its revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance. See Note 18 - Revenue Recognition for a summary of revenue from contracts with customers.

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), effective January 1, 2018, changed how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities are required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability measurement exception is available for equity investments that do not have readily determinable fair values. The exception requires a company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer; any impairment is to be recorded prospectively through earnings with related disclosures to be made. This guidance also changes certain presentation and disclosure requirements for financial instruments. The requirement to classify equity investments into different categories such as "available-for-sale" has been eliminated. Public business entities are required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  Upon adoption on January 1, 2018, we recognized a net $24 thousand reclassification from accumulated other comprehensive income to retained earnings relating to equity securities with a readily determinable fair value. The equity securities with a readily determinable fair value in the prior period have been reclassified on the consolidated balance sheet to conform to the current period presentation. The equity investments without a readily determinable fair value that qualify for the measurement exception include investments in other bank stocks, which total $1.0 million and $293 thousand at December 31, 2018 and 2017 and are reported in other assets. ASU 2016-01 is not applicable to FHLB and FRB stock investment. The adoption of ASU 2016-01 may result in more earnings volatility as changes in fair value of certain equity investments will now be recorded in the statement of earnings as opposed to AOCI.

ASU 2016-15, Statement of Cash Flows (Topic 230), effective January 1, 2018, clarifies and provides guidance on several cash receipt and cash payment classification issues, including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230), effective January 1, 2018, requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Upon adoption, the Company applied the retrospective transition method to each period presented. As the Company does not present restricted cash as a separate line in the consolidated balance sheet, there is no change to the presentation of cash on the statement of cash flows.

ASU 2018-4, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, effective March 2018, incorporated into the Accounting Standards Codification recent SEC guidance issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, effective March 2018, incorporated into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

ASU 2018-06, Codification Improvements to Topic 942, Depository and Lending-Income Taxes, effective May 2018, amended the guidance in Subtopic 942-740, Financial Services-Depository and Lending-Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency and no longer is relevant. The adoption of these amendments did not have an impact on the Company’s consolidated financial statements.

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective February 2018, provided targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The adoption of these amendments did not have a material impact on the Company's consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are sold for one-day periods.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. These reserve requirements were zero at December 31, 2018 and 2017. The Company was in compliance with its reserve requirements as of December 31, 2018.

The Company maintains amounts due from other banks, which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investments and Equity Securities with Readily Determinable Fair Values

Investments held-to-maturity. Bonds, notes, and debentures are classified as held-to-maturity and reported at cost, adjusted for premiums and discounts, when management has the positive intent and ability to hold such investments to maturity. Premiums or discounts on held-to-maturity are amortized or accreted into interest income using the interest method.

Investments available-for-sale. Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income ("AOCI") included in shareholders’ equity. Premiums or discounts on available-for-sale securities are amortized or accreted into interest income using the interest method. Realized gains or losses on sales of available-for-sale securities are recorded using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether (i) it has the intent to sell, or (ii) it is more likely than not that it will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment charge to earnings.

Equity securities. With the adoption of ASU 2016-01 on January 1, 2018, equity investments with a readily determinable fair values are measured at fair value at the end of each reporting period and changes in fair value are recognized in net income as a component of "other noninterest income". Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from AOCI to retained earnings.

Restricted Stock Investments

Restricted stock investments are comprised of Federal Home Loan Bank ("FHLB") stock and Federal Reserve
Bank ("FRB") stock, and are required investments based on the level of the Bank's assets, capital and/or capital surplus.
FHLB and FRB stocks are carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for these stocks as they have no quoted market value, they are a required investment and they are expected to be redeemed at par value. Both cash and stock dividends are reported as a component of interest income.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks"). Other Bank Stocks do not have a readily determinable fair value, and in accordance with ASU 2016-01, these restricted securities are measured under the practicability exception which allows those investments to be measured at cost less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any impairment will be recorded prospectively through earnings, with related disclosures to be made. These restricted securities are included in other assets in the accompanying consolidated balance sheets.

Loan Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income on these loans is accrued daily. Loan origination fees and costs are deferred and included in the cost basis of the loan held for sale. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any retained servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and deferred loan origination fees and costs, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield using the effective interest method or straight-line method over the contractual life of the loans or taken into interest income when the related loans are paid off or sold. Amortization of deferred loan origination fees and costs are discontinued when a loan is placed on nonaccrual status. Unamortized premiums or discounts on purchased loans are amortized or accreted to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan. When a loan is placed on nonaccrual status, interest income is discontinued and all unpaid accrued interest is reversed against interest income.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing troubled debt restructured loans. Income from impaired loans is recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. The Company measures impairment of a loan by using the estimated fair value of the collateral, less estimated costs to sell and other applicable costs, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off, and the impairment amount on a loan that is not collateral-dependent is generally recorded as a specific reserve.

Troubled debt restructurings. A loan is classified as a troubled debt restructuring when the Company grants a concession to a borrower experiencing financial difficulties that it otherwise would not consider under our normal lending policies. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. All modifications of criticized loans are evaluated to determine whether such modifications are troubled debt restructurings as outlined under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Loans restructured with an interest rate equal to or greater than that of a new loan with comparable market risk at the time the loan is modified may be excluded from certain restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.

A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves maturity extensions, a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s original effective interest rate or based on the fair value of the collateral if the loan is collateral-dependent.

Purchased Credit-impaired Loans

Purchased credit impaired loans (“PCI loans”) are accounted for in accordance with ASC Subtopic 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contractually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired.

At the time of acquisition, we calculate the difference between the (i) contractual amount and timing of undiscounted principal and interest payments (the “contractual cash flows”) and (ii) the estimated amount and timing of undiscounted expected principal and interest payments (the “expected cash flows”). The difference between contractual cash flows and expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios. The nonaccretable difference is subject to change over time based on the performance of the PCI loans. The carrying value of PCI loans is reduced by principal and interest payments received and increased by the portion of the accretable yield recognized as interest income.

The excess of the expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield”. The accretable yield is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.

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

Allowance for Loan Losses

The allowance for loan losses ("ALLL") is a valuation allowance for probable incurred credit losses inherent within the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. This methodology for determining charge-offs is consistently applied to each loan product. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Loan products identified by the Company include construction and land development, residential and commercial real estate, commercial and industrial, SBA loans, and consumer loans. Relevant risk characteristics for these loan products generally include debt service coverage, loan-to-value ratios, collateral type, borrower financial performance, credit scores, and debt-to-income ratios. The Company determines a separate allowance for each loan product type. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment or peer group historical data, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related allowance balance. The premium or discount estimated through the loan fair value calculation is recognized into interest income on an effective interest method or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, will be recognized in the allowance through the provision for loan losses.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is sufficient to absorb probable losses associated with the Company’s commitment to extend credit and standby letters of credit. Management determines the appropriate reserve for unfunded commitments based upon reviews of credit evaluations, prior loss experience, expected future usage of unfunded commitments for the various loan types and other relevant factors. The reserve for unfunded commitments is based on estimates, and ultimate losses may vary from the current estimates. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary. Other real estate owned is carried at the lower of the Company’s carrying value of the property or its fair value. Fair value is generally based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loans receivable), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale.

The Company accounts for transfers and servicing of financial assets by recognizing the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Loan Sales and Servicing of Financial Assets

The Company originates SBA loans for sale in the secondary market. Servicing assets are recognized separately when they are acquired through sale of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. Servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment by comparing their fair values to carrying amounts. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase in income. The fair values of servicing assets are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and changes in the discount rates.

Servicing fee income, which is reported on the consolidated income statement in net servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing rights and changes in the valuation allowance are netted against loan servicing income.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company expects its annual impairment measurement date to occur in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the year ended December 31, 2018.

Core deposit intangible ("CDI") is a measure of the value of depositor relationships resulting from whole bank acquisitions. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. CDI is amortized on an accelerated method over an estimated useful life of approximately 10 years.

Revenue from Contracts with Customers

In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 - Revenue from Contracts with Customers. The Company's services that fall within the scope of ASC Topic 606 are presented within noninterest income and include fees from its deposit customers for transaction-based activities, account maintenance charges, and overdraft services. Transaction-based fees, which include items such as ATM and ACH fees, overdraft and stop payment charges, are recognized at the time such transactions are executed and the service has been fulfilled by the Company. Account maintenance charges, which are primarily monthly fees, are earned over the course of the month, which represents the period through which the Company satisfies the performance obligation. Overdraft fees are recognized at the time the overdraft occurs. Fees are typically withdrawn from the customer's deposit account balance.

Advertising Costs

The Company expenses the costs of advertising in the year incurred.

Stock-Based Compensation

Compensation cost is measured for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black–Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period, on a straight-line basis. Upon the adoption of ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures of stock–based awards as they occur. Excess tax benefits and tax deficiencies relating to stock–based compensation are recorded as income tax expense or benefit in the income statement when incurred. Dividends are paid on nonvested restricted stock awards and are charged to equity. Dividends paid on forfeited nonvested restricted stock awards are charged to compensation expense.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Additionally, the effect of a change in tax rates on amounts included in accumulated other comprehensive income are reclassified to retained earnings at the enactment date. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.

Uncertain tax positions taken or expected to be taken on a tax return can only be recognized if the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated using the two-class method since the Company has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options and non-vested restricted common shares using the treasury stock method.

Comprehensive Income

Changes in unrealized gains and losses on investment securities is the only component of accumulated other comprehensive income for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and re-price at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on loans that results from the borrower’s inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities, which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

The Company is subject to various government regulations which can change significantly from period to period. The Company also undergoes periodic examination by the regulatory agencies. This may subject its financial position to further changes with respect to asset valuation, amounts of required loss allowances, and operating restrictions as a result of the regulators’ judgments based upon information available to them at the time of their examination.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Operating Segments

Management has determined that since generally all of the banking products and services offered by the Company are available in each branch of the Company, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Company branches and report them as a single operating segment.

Recent Accounting Guidance Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and subsequent related ASU's in 2018. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year. The Company has evaluated all of its known leases for compliance with the new lease accounting guidance and completed a review of its contractual arrangements for embedded leases. Management is currently validating the results of this review, including the accumulated lease data necessary to apply the new guidance. The Company expects a gross-up of its consolidated balance sheets as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. Based upon current estimates, the Company expects to record both a right of use asset and a lease obligation ranging from $5.7 million to $6.0 million as of January 1, 2019. The estimated range of the right of use assets is expected to negatively impact total risk-based capital and tier 1 capital by approximately 5 to 6 basis points. Topic 842 will not materially impact our consolidated income statements and has no impact on cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company is evaluating the provisions of the guidance and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. Management is in the process of identifying the methodologies and the additional data requirements necessary to implement the guidance and has engaged an existing third-party service provider to assist in implementation.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the current goodwill impairment test. Step 2 currently measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

NOTE 2. BUSINESS COMBINATION

On February 26, 2018, we announced that we had entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), by which PCB would be merged with and into First Choice Bancorp and PCB’s bank subsidiary, Pacific Commerce Bank, would be merged with and into First Choice Bank (collectively, the “Merger”). Following receipt of all necessary regulatory and shareholder approvals, on July 31, 2018, we completed our acquisition of PCB. The Merger was an all-stock transaction valued at approximately $133.3 million, or $13.69 per share, based on a closing price of First Choice Bancorp's common stock of $28.70 on July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the final exchange ratio) of our common stock, with cash paid in lieu of any fractional shares. The final exchange ratio was higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to certain adjustments as previously described in the joint proxy statement. The higher exchange ratio was primarily due to adjustments resulting from an increase in PCB’s capital from the exercise of stock options, PCB's lower than budgeted merger transaction costs and PCB's higher than projected net income during the first six months of 2018.

In the aggregate, we issued 4,386,816 shares of First Choice Bancorp's common stock in exchange for the outstanding shares of PCB common stock. In addition, we issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue to work with the Company had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of the Company's common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued to work with the Company, their stock options were converted into rollover stock options exercisable into 142,297 shares of the Company's common stock.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The acquisition of PCB provides the Company with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border.

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

As the final PCB tax return has not yet been completed, initial accounting for taxes was incomplete as of December 31, 2018. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. These changes could differ materially from what is presented above.

Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and was primarily attributable to the expected synergies and economies of scale expected from combining PCB's operations with the Company. Goodwill from the PCB acquisition is not deductible for U.S. income tax purposes.

The following table presents the amounts that comprise the fair value of loans acquired, excluding PCI loans, from PCB as of July 31, 2018:

Loans
(in thousands)
Contractual amounts receivable	$507,720
Contractual cash flows not expected to be collected	(8,520)
Expected cash flows	499,200
Interest component of expected cash flows	(102,431)
Fair value of loans acquired, excluding PCI loans	$396,769

A component of total loans acquired from PCB were PCI loans. The following table presents the amounts that comprise the fair value of PCI loans as of July 31, 2018. (Refer to Note 4. Loans for additional information regarding PCI loans):

PCI Loans
(in thousands)
Contractually required payments receivable (principal and interest)	$8,580
Nonaccretable difference (contractual cash flows not expected to be collected)	(3,416)
Expected cash flows	5,164
Accretable yield	(2,111)
Fair value of PCI loans acquired	$3,053

The following table presents the components of merger, integration and public company registration costs for the year ended December 31, 2018:

(in thousands)
Severance	$1,753
Professional fees	768
Systems integration	2,450
Other	414
Total	$5,385

The following table presents the total revenue and net income amounts related to PCB's operations included in the Company's consolidated statements of income from August 1, 2018 through December 31, 2018:

(in thousands)
Net interest income and noninterest income	$12,633
Net income	$4,517

Supplemental pro forma disclosures (unaudited)

The following supplemental pro forma information presents certain financial results for the years ended December 31, 2018 and 2017 as if the acquisition of PCB was effective as of January 1, 2017.  The unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

	Year Ended December 31,
	2018	2017
	(in thousands)
Net interest income and noninterest income	$75,059	$69,413
Net income	$21,927	$13,786
Net income per share:
Basic	$1.88	$1.19
Diluted	$1.86	$1.19

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at December 31, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$9,177	$—	$(333)	$8,844
Collateralized mortgage obligations	11,731	2	(272)	11,461
SBA pools	9,628	—	(390)	9,238
	$30,536	$2	$(995)	$29,543

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(122)	$3,218
Mortgage-backed securities	1,982	—	(105)	1,877
	$5,322	$—	$(227)	$5,095

December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$8,698	$4	$(206)	$8,496
Collateralized mortgage obligations	13,872	40	(253)	13,659
SBA pools	10,559	—	(254)	10,305
	$33,129	$44	$(713)	$32,460

Securities held-to-maturity:
U.S. Government and agency securities	$3,273	$—	$(18)	$3,255
Mortgage-backed securities	2,027	—	(53)	1,974
	$5,300	$—	$(71)	$5,229

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at December 31, 2018, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,340	3,218	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,982	1,877	30,536	29,543
	$5,322	$5,095	$30,536	$29,543

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At December 31, 2018, no issuers represented 10% or more of the Company’s shareholders’ equity at December 31, 2018. There was $1.2 million and $4.4 million in sales of investment securities available-for-sale with realized gains of $376 thousand and $110 thousand during the years ended December 31, 2018 and December 31, 2017. There were no maturities or calls of investment securities during the years ended December 31, 2018 and 2017.

At December 31, 2018, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as discussed in Note 9 – Borrowing Arrangements.

As of December 31, 2018 and December 31, 2017, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Twelve Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$(20)	$2,397	$(313)	$6,447	$(333)	$8,844
Collateralized mortgage obligations	(3)	1,127	(269)	9,742	(272)	10,869
SBA pools	—	—	(390)	9,238	(390)	9,238
	$(23)	$3,524	$(972)	$25,427	$(995)	$28,951
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(122)	$3,218	$(122)	$3,218
Mortgage-backed securities	—	—	(105)	1,877	(105)	1,877
	$—	$—	$(227)	$5,095	$(227)	$5,095
December 31, 2017
Securities available-for-sale:
Mortgage-backed securities	$(1)	$59	$(205)	$7,639	$(206)	$7,698
Collateralized mortgage obligations	(74)	4,329	(179)	7,946	(253)	12,275
SBA pools	(20)	3,858	(234)	6,447	(254)	10,305
	$(95)	$8,246	$(618)	$22,032	$(713)	$30,278
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(18)	$3,255	$(18)	$3,255
Mortgage-backed securities	(6)	949	(47)	1,025	(53)	1,974
	$(6)	$949	$(65)	$4,280	$(71)	$5,229

The Company does not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.

Equity Securities With A Readily Determinable Fair Value

At December 31, 2018, equity securities represent a mutual fund investment consisting of high quality debt securities and other debt instruments supporting domestic affordable housing and community development in the United States. There is a readily determinable market value available for this equity investment and therefore with the adoption of ASU No. 2016-01 on January 1, 2018, the Company recorded a transition adjustment to reclassify $24 thousand in the net unrealized losses from AOCI to retained earnings. In addition, the Company recognized gross losses of $74 thousand related to negative changes in fair value during 2018, all of which related to equity securities held at December 31, 2018. The fair value of equity securities was $2.5 million at December 31, 2018.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At December 31, 2018 and 2017, the Bank owned $6.1 million and $3.6 million of FHLB stock, which is carried at cost. The Company received $2.3 million in FHLB stock previously owned by PCB in the PCB acquisition and purchased $226 thousand and $169 thousand of FHLB stock during the years ended December 31, 2018 and 2017. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2018 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Federal Reserve Bank of San Francisco ("FRB"), the Bank owned $6.7 million and zero of FRB stock, which is carried at cost, at December 31, 2018 and 2017. The Company purchased $6.7 million of FRB stock during the year ended December 31, 2018 in conjunction with becoming a state member bank of FRB on October 1, 2018. The Company received and redeemed $1.9 million of FRB stock previously owned by PCB in the PCB acquisition. The Company evaluated the carrying value of its FRB stock investment at December 31, 2018 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB, repurchase activity of excess stock by the FRB at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

 Other Bank Stocks totaled $1.0 million and $293 thousand at December 31, 2018 and 2017 and are reported in other assets in the consolidated balance sheets. During the year ended December 31, 2018, the Company recognized $46 thousand in losses related to changes in the fair value of these equity securities.

NOTE 4. LOANS

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

The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of carrying value or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

As of December 31, 2018, the Company had certain qualifying loans with an unpaid principal balance of
$868.4 million pledged as collateral under a secured borrowing arrangement with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

The composition of the Company’s loan portfolio at December 31, 2018 and 2017 was as follows:

	December 31, 2018
	Loans	PCI Loans	Total	December 31, 2017
	(in thousands)
Construction and land development	$184,177	$—	$184,177	$115,427
Real estate:
Residential	57,443	—	57,443	63,415
Commercial real estate - owner occupied	179,362	132	179,494	52,753
Commercial real estate - non-owner occupied	400,590	1,075	401,665	251,821
Commercial and industrial	281,121	597	281,718	169,183
SBA loans	145,622	840	146,462	88,688
Consumer	159	—	159	826
Loans held for investment, net of discounts	1,248,474	2,644	1,251,118	742,113
Net deferred origination fees	(137)	—	(137)	(400)
Loans held for investment	$1,248,337	$2,644	$1,250,981	$741,713
Allowance for loan losses	(11,056)	—	(11,056)	(10,497)
Loans held for investment, net	$1,237,281	$2,644	$1,239,925	$731,216

Loans held for investment were comprised of the following components at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Gross loans held for investment(1)	$1,263,891	$745,887
Unamortized net discounts(2)	(12,773)	(3,774)
Net unamortized deferred origination fees	(137)	(400)
Loans held for investment	$1,250,981	$741,713

(1)	Gross loans held for investment include purchased credit impaired loans with a net carrying value of $2.6 million, or 0.21% of gross loans at December 31, 2018.

(2)
Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At December 31, 2018, net discounts related to acquired loans totaled $12.8 million of which $9.5 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 5.75 years.

A summary of the changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$10,497	$11,599
Provision for loan losses	1,520	642
Charge-offs	(1,149)	(1,845)
Recoveries	188	101
Net charge-offs	(961)	(1,744)
Balance, end of period	$11,056	$10,497

The following table presents the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 by portfolio segment:

	Year Ended December 31, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	124	47	79	(450)	805	923	(8)	1,520
Charge-offs	—	—	—	—	(539)	(610)	—	(1,149)
Recoveries	—	—	—	—	188	—	—	188
Net charge-offs	—	—	—	—	(351)	(610)	—	(961)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,721	422	734	2,686	3,686	1,807	—	11,056
	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$89	$1,960	$—	$2,049
Collectively	184,177	57,443	179,362	400,590	281,032	143,662	159	1,246,425
PCI	—	—	132	1,075	597	840	—	2,644
	$184,177	$57,443	$179,494	$401,665	$281,718	$146,462	$159	$1,251,118

	Year Ended December 31, 2017
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2016	$1,827	$924	$618	$2,501	$3,541	$2,086	$102	$11,599
Provision for (reversal of) loan losses	(230)	(549)	37	635	1,021	(178)	(94)	642
Charge-offs	—	—	—	—	(1,386)	(459)	—	(1,845)
Recoveries	—	—	—	—	56	45	—	101
Net charge-offs	—	—	—	—	(1,330)	(414)	—	(1,744)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Reserves:
Specific	$—	$—	$—	$—	$299	$205	$—	$504
General	1,597	375	655	3,136	2,933	1,289	8	9,993
	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$634	$1,127	$—	$1,761
Collectively	115,427	63,415	52,753	251,821	168,549	87,561	826	740,352
	$115,427	$63,415	$52,753	$251,821	$169,183	$88,688	$826	$742,113

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

The risk category of loans held for investment, net of discounts by class of loans, excluding PCI loans, as of December 31, 2018 and 2017 was as follows:

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$184,177	$—	$—	$184,177
Real estate:
Residential	57,443	—	—	57,443
Commercial real estate - owner occupied	174,505	4,857	—	179,362
Commercial real estate - non-owner occupied	399,457	1,133	—	400,590
Commercial and industrial	269,640	8,341	3,140	281,121
SBA loans	137,740	6,065	1,817	145,622
Consumer	159	—	—	159
	$1,223,121	$20,396	$4,957	$1,248,474

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans.

	December 31, 2017
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$115,427	$—	$—	$115,427
Real estate:
Residential	63,415	—	—	63,415
Commercial real estate - owner occupied	52,753	—	—	52,753
Commercial real estate - non-owner occupied	251,821	—	—	251,821
Commercial and industrial	161,678	6,871	634	169,183
SBA loans	83,327	4,014	1,347	88,688
Consumer	826	—	—	826
	$729,247	$10,885	$1,981	$742,113

(1)	At December 31, 2017, substandard loans included $1.8 million of impaired loans.

The following tables present past due and nonaccrual loans, net of discounts and excluding PCI loans, by loan class as of December 31, 2018 and 2017:

	December 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Residential	$480	$—	$—	$—
Commercial and industrial	3	1	—	89
SBA loans	—	—	—	1,633
Total	$483	$1	$—	$1,722

	December 31, 2017
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Residential	$1,090	$—	$—	$—
Commercial and industrial	—	—	—	634
SBA loans	—	—	—	1,127
Total	$1,090	$—	$—	$1,761

All PCI loans were on accrual status at December 31, 2018. Impaired loans, excluding PCI loans, presented by class of loans as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$178	$89	$89	$—	$—
SBA loans	2,964	1,960	1,960	—	—
Total	$3,142	$2,049	$2,049	$—	$—

(1)	Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any, and accruing TDRs.

	December 31, 2017
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$640	$634	$9	$625	$299
SBA loans	1,266	1,127	771	356	205
Total	$1,906	$1,761	$780	$981	$504

(1)	Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any.

The average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$201	$—	$1,164	$—
SBA loans	1,582	26	1,272	—
Total	$1,783	$26	$2,436	$—

At December 31, 2018 and 2017, the Company had approximately $922 thousand and $1.8 million in recorded investment in loans identified as troubled debt restructurings (“TDR’s”) and had allocated zero and $504 thousand as specific reserves for these loans. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2018 and 2017.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the year ended December 31, 2018 there were no new loan modifications resulting in TDRs. During the year ended December 31, 2017, there were four new loan modifications resulting in TDRs.

During the year ended December 31, 2018, there was one loan totaling $95 thousand of recorded investment balance that was modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification; there were none in 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans, acquired as part of the PCB acquisition, for the year ended December 31, 2018. Refer to Note 2 - Business Combination for further information.

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, December 31, 2017	$—	$—
Loans acquired	3,053	2,111
Accretion	219	(219)
Payments received	(565)	—
Increase in expected cash flows, net	(63)	181
Provision for loan losses	—	—
Balance, December 31, 2018	$2,644	$2,073

Loans Held for Sale

At December 31, 2018 and 2017, the Company had loans held for sale, consisting of SBA 7(a) loans totaling
$28.0 million and $10.6 million. At December 31, 2018 and 2017, the fair value of loans held for sale totaled $29.2 million and $11.5 million.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$1,987	$1,258
Furniture, fixtures, and equipment	3,115	2,541
	5,102	3,799
Less: Accumulated depreciation and amortization	(3,129)	(2,764)
	$1,973	$1,035

The Company leases branches, administrative office facilities and loan production offices under non-cancellable operating lease arrangements that expire at various dates through 2023. These leases contain options, which enable the Company to renew the leases at fair rental value. In addition to minimum rentals, the leases have escalation clauses and provisions for additional payments to cover taxes, insurance and maintenance.

At December 31, 2018, the future minimum rental payments under these lease commitments are as follows:

(in thousands)
2019	$2,199
2020	1,811
2021	1,315
2022	988
2023	124
Thereafter	—
Total	$6,437

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

Total rent expense, including common area costs, is included in occupancy and equipment expense and amounted to $1.6 million and $893 thousand for the years ended December 31, 2018 and 2017.

Depreciation expense totaled $584 thousand and $526 thousand for the years ended December 31, 2018 and 2017.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. The total loans serviced for others totaled $288.2 million and $222.0 million at December 31, 2018 and 2017. This includes SBA loans serviced for others of $198.4 million at December 31, 2018 and $140.4 million at December 31, 2017 for which there is a related servicing asset of $3.2 million and $2.6 million, respectively. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $89.8 million and $81.6 million at December 31, 2018 and 2017 for which there is no related servicing assets.

Consideration for each SBA loan sale includes the cash received and a related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing assets relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows.

The servicing asset activity includes additions from loan sales with servicing retained, acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Servicing assets with a fair value of $1.1 million as of July 31, 2018 were purchased as part of the PCB acquisition and included in “Additions” in the table below. Refer to Note 2 - Business Combination for further information.

The SBA servicing asset activity is summarized for the periods indicated:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$2,618	$2,262
Additions	1,600	843
Amortization	(1,032)	(487)
Balance, end of period	$3,186	$2,618

The fair value of the servicing asset for SBA loans is measured at least quarterly and was $3.3 million and
$3.0 million as of December 31, 2018 and 2017. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2018 included discount rates, ranging from 10.3% to 26.2% and a weighted average prepayment speed assumption of 14.2%.

The following table summarizes the estimated change in the value of servicing assets as of December 31, 2018 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(in thousands)
Prepayment speeds	+10%	$(146)
Prepayment speeds	+20%	(281)
Discount rate	+1%	(93)
Discount rate	+2%	(180)

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the years ended December 31, 2018 and 2017 totaled $25.0 million and $43.3 million. Total gains on sale of SBA loans were $1.5 million and $3.4 million for the years ended December 31, 2018 and 2017.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $509 thousand and $701 thousand for the years ended December 31, 2018 and 2017, including contractually specified servicing fees of $1.5 million and $1.2 million, respectively, partially offset by the amortization indicated in the table above.

NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of PCB, the Company recognized goodwill of $73.4 million and a core deposit intangible of $6.9 million. Refer to Note 2 - Business Combination for further information.

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2018:

(in thousands)
Balance, beginning of period	$—
Goodwill recognized	73,425
Balance, end of period	$73,425

Goodwill is tested for impairment no less than annually or more frequently when circumstances arise indicating impairment may have occurred. Due to volatility in the stock market during December 2018, including a 19.9% reduction in the Company's closing stock price from the date PCB was acquired to December 31, 2018, the Company evaluated goodwill for impairment and concluded there was no impairment as of year-end.

The following table presents the changes in core deposit intangible for the year ended December 31, 2018:

(in thousands)
Core deposit intangible:
Balance, beginning of period	$—
Additions	6,908
Balance, end of period	6,908
Accumulated amortization:
Balance, beginning of period	—
Amortization	(332)
Balance, end of period	(332)
Core deposit intangible, end of period	$6,576

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

(in thousands)
2019	$786
2020	771
2021	753
2022	732
2023	707
Thereafter	2,827
$6,576

NOTE 8. DEPOSITS

Deposits at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Noninterest-bearing demand	$546,713	$235,584
Money market, interest checking and savings	465,123	372,699
Time deposits	240,503	164,396
	$1,252,339	$772,679

The Company’s ten largest depositor relationships represent approximately 25% and 30% of total deposits at December 31, 2018 and 2017.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $109.4 million and $81.1 million as of December 31, 2018 and 2017. The Company qualifies to participate in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2018, total deposits from the State of California and other public agencies totaled $59.6 million, and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(in thousands)
2019	$180,839
2020	25,243
2021	19,663
2022	10,580
2023	4,178
Thereafter	—
Total	$240,503

NOTE 9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

At December 31, 2018, the Bank has a secured line of credit of $396.8 from the FHLB. This secured borrowing arrangement is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2018, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $868.4 million under this borrowing agreement. Overnight borrowings outstanding under this arrangement were $90.0 million and $20.0 million with an interest rate of 2.56% and 1.41% at December 31, 2018 and 2017. The average balance of short-term borrowings was $23.2 million and $20.5 million for the years ended December 31, 2018 and 2017.

In addition, at December 31, 2018, the Bank used another $90.2 million of its secured FHLB borrowing capacity by having the FHLB issue (i) letters of credit to meet collateral requirements for deposits from the State of California and other public agencies and (ii) standby letters of credit as credit enhancement to guarantee the performance of customers to third parties. At December 31, 2018, the remaining secured line of credit available from the FHLB totaled $216.7 million.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $15.0 million and zero at December 31, 2018 and 2017. For the year ended December 31, 2018, average borrowings totaled $441 thousand with an average interest rate was 2.43%.

Federal Reserve Bank Secured Line of Credit

At December 31, 2018, the Bank has a total secured line of credit of $4.9 million with the Federal Reserve Bank. At December 31, 2018, the Bank had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement at or during the years ended December 31, 2018 and 2017.

Senior Secured Notes

At December 31, 2018, the holding company has a senior secured line of credit for $25 million. The available credit under this secured borrowing facility increased from $10.0 million to $25.0 million effective July 31, 2018. This facility is secured by 100% of the common stock of the Bank and bears interest, due quarterly, at a rate of U.S. Prime rate plus 0.25% and matures on December 22, 2019 (“Maturity Date”). In addition, the terms include a look-back fee equal to sum of (i) 0.25% of the portion of the loan not requested and drawn between December 22, 2017 (“Note Date”) and December 22, 2018 (“Anniversary Date”) and (ii) 0.25% of the portion of the loan not requested and drawn between the Anniversary Date and Maturity Date. Further, the terms of the loan agreement were amended to require the Bank to maintain minimum capital ratios, a minimum return on average assets, and certain other covenants, all of which became effective no later than December 31, 2018, including (i) leverage ratio greater than or equal to 9.0%, (ii) tier 1 capital ratio greater than or equal to 10.5% and $143.0 million, (iii) total capital ratio greater than or equal to 11.5%, (iv) CET1 capital ratio greater than or equal to 11.5%, (v) return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 0.85%, (vi) classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined liquidity ratios of at least 25% and (viii) specific concentration levels for commercial real estate and construction and land development loans. In the event of default, the lender has the option to declare all outstanding balances as immediately due. One of the Company's executives is also a member of the lending bank's board of directors.

At December 31, 2018, senior secured notes totaled $8.5 million with an interest rate of 5.75%. At December 31, 2017, the outstanding balance under the facility totaled $350 thousand with an interest rate of 4.75%. The average outstanding borrowings under this facility totaled $4.5 million with an average interest rate of 5.46% for the year ended December 31, 2018. At December 31, 2018, the Company was in compliance with all loan covenants on the facility.

NOTE 10. INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2018 and 2017.

Income tax expense consists of the following:

	December 31,
	2018	2017
	(in thousands)
Currently income tax expense
Federal	$4,145	$4,324
State	2,315	1,566
Total current income tax expense	$6,460	$5,890
Deferred income tax expense/(benefit)
Federal	$102	$313
State	99	70
Change in Federal tax rate	(226)	1,816
Total deferred income tax expense/(benefit)	$(25)	$2,199

Total income tax expense	$6,435	$8,089

The following is a summary of the components of the net deferred tax asset (liability) accounts at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan losses due to tax limitations	$2,935	$3,103
Organizational expenses	251	18
State taxes	569	300
Non-qualified stock options	1,425	3
Restricted stock	359	551
Accrued expenses	540	476
Depreciation differences	187	90
Unrecognized loss on AFS securities	293	228
Fair value adjustment on acquired loans	3,970	—
Net operating losses	368	—
Other items	957	669
Total deferred tax assets	$11,854	$5,438
Deferred tax liabilities:
Core deposit intangibles	$(1,944)	$—
Deferred loan costs	(1,008)	(842)
Other items	(236)	(101)
Total deferred tax liabilities	$(3,188)	$(943)
Deferred taxes, net	$8,666	$4,495

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31, 2018 and 2017 follows:

	2018		2017
	Amount	Rate	Amount	Rate
	(in thousands)
Statutory Federal tax	$4,538	21.0%	$5,251	34.0%
State franchise tax, net of Federal benefit	1,912	8.9%	1,080	7.0%
Change in Federal tax rate	(226)	(1.0)%	1,816	11.8%
Nondeductible merger expenses	168	0.8%	—	—%
Other items, net	43	0.1%	(58)	(0.4)%
Actual tax expense	$6,435	29.8%	$8,089	52.4%

As of December 31, 2018, the Company completed the accounting for the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), the Company performed an initial assessment and reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017. As required by SAB 118, the Company continued to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 as new information concerning those deferred tax amounts became available during 2018. As a result, the Company recorded an income tax benefit of $226 thousand for the year ended December 31, 2018.

For the years ended December 31, 2018 and 2017, income tax expense was $6.4 million and $8.1 million resulting in an effective income tax rate of 29.8% and 52.4%. The Company’s effective tax rate was favorably impacted during the year ended December 31, 2018 by the reduction of the federal income tax rate from 35% to 21% under the Tax Act, as well as the re-measurement of the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 as noted above.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2018 and December 31, 2017.

Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years. As a result of the acquisition of PCB, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $1.2 million at December 31, 2018, which are scheduled to expire in 2034. The federal and California net operating loss carryforwards are subject to annual limitations of $720 thousand and $1.2 million. The Company expects to fully utilize the federal and California net operating loss carryforwards before they expire with the application of the Section 382 annual limitation.

 The Company is subject to federal income and California franchise tax. As of December 31, 2018, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2014. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2013. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(in thousands)
Balance at January 1,	$—	$—
Additional based on tax positions related to prior years	480	—
Balance at December 31,	$480	$—

The total amount of unrecognized tax benefit, that if recognized would have a favorable impact on the Company's effective tax rate, was $480 thousand at December 31, 2018 and $0 at December 31, 2017 and is comprised of unrecognized tax benefits from tax positions taken in prior years. The Company expects the total amount of unrecognized tax benefits to decrease by $367 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued for $59 thousand and $0 of the interest and penalties at December 31, 2018 and 2017.

NOTE 11. COMMITMENTS

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated financial statements.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.

The following table set forth the commitments and letters of credit as of the periods indicated:

	December 31,
	2018	2017
	(in thousands)
Commitments to extend credit	$376,140	$237,371
Standby letters of credit	4,019	996
Total	$380,159	$238,367

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.4 million and $952 thousand at December 31, 2018 and 2017. The increase in commitments to extend credit and the reserve for unfunded commitments is due mostly to the PCB acquisition. In connection with the acquisition of PCB, the Company established a $370 thousand liability representing the fair value of a reserve for the acquired PCB unfunded commitments at the date of acquisition. Refer to Note 2 - Business Combination. The reserve for unfunded commitments is included in "other liabilities" in the consolidated balance sheets.

NOTE 12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may extend loans to certain executive officers and directors and the companies with which they are associated. The change in outstanding balances during the years end December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$1,768	$2,168
Payments	(35)	(400)
Other changes(1)	(1,733)	—
Balance, end of period	$—	$1,768

(1)	Amounts relate to one deceased director that is no longer considered a related party at December 31, 2018.

Deposits from certain officers and directors and the companies with which they are associated held by the Company at December 31, 2018 and 2017 amounted to $33.2 million and $35.1 million.

The Company has a $25.0 million senior secured facility with another bank in which one of the executives of the Company is also a member of this bank’s board of directors. The outstanding balance of this facility was $8.5 million at December 31, 2018. See also Note 9 – Borrowing Arrangements.

NOTE 13. STOCK-BASED COMPENSATION

The Company’s 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. The 2013 Plan permits the granting of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan provides for the total number of awards of common stock that may be issued over the term of the plan not to exceed 1,390,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price no less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the date of the grant. The 2013 Plan expires in 2023.

In connection with the Merger, the Company issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue to work with the Company had the option to receive either a rollover stock option or cash equal to the value of their PCB stock option, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of the Company's common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued to work with the Company, their stock options were converted into rollover stock options exercisable into 142,297 shares of the Company's common stock. The remaining term on the rollover stock options ranges from 1 month to 9 years. Refer to Note - 2 Business Combination for additional information.

The Company recognized stock-based compensation expense of $1.7 million and $1.5 million for the years ended December 31, 2018 and 2017.

A summary of activity in the Company’s outstanding stock options during the years ended December 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2018:				(in thousands)
Outstanding, beginning of period	65,978	$10.17
Rollover options(1)	420,393	10.60
Exercised	(103,159)	10.93
Granted	—	—
Forfeited/expired	—	—
Outstanding, end of period	383,212	$10.44	2.2 years	$4,660
Option exercisable	381,048	$10.43	2.2 years	$4,636

Year Ended December 31, 2017:
Outstanding, beginning of period	98,858	$9.50
Exercised	(31,367)	8.18
Granted	—	—
Forfeited/expired	(1,513)	7.86
Outstanding, end of period	65,978	$10.17	5.2 years	$922
Option exercisable	55,162	$9.94	5.1 years	$782

(1)	Amounts relate to rollover stock options issued to PCB directors, officers and employees in connection with the PCB acquisition and are exercisable into shares of the Company's common stock.

The intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was approximately $1.5 million and $348 thousand. For the years ended December 31, 2018 and 2017, cash proceeds from stock option exercises totaled $1.1 million and $257 thousand. The tax (expense)/benefit from stock option exercises was $(91) thousand and $40 thousand for the years ended December 31, 2018 and 2017.

A summary of the outstanding restricted shares activity for the years ended December 31, 2018 and 2017 is presented in the following table:

	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2018:
Nonvested, beginning of period	142,553	$20.28
Granted	31,873	26.60
Shares vested	(83,115)	22.46
Shares forfeited	(7,191)	20.62
Nonvested, end of period	84,120	$23.90

Year Ended December 31, 2017:
Nonvested, beginning of period	58,581	$14.10
Granted	126,440	21.51
Shares vested	(39,469)	15.36
Shares forfeited	(2,999)	16.42
Nonvested, end of period	142,553	$20.28

As of December 31, 2018, there was $649 thousand of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 3.6 years. The value of restricted shares that vested was $2.1 million and $847 thousand during the years ended December 31, 2018 and 2017.

NOTE 14. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Basic shares outstanding exclude nonvested shares of restricted stock and stock options. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shares in the earnings of the Company. The Company’s nonvested grants of restricted stock contain non-forfeitable rights to dividends, which are required to be treated as participating securities and included in the computation of earnings per share. The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Year Ended December 31,
	2018	2017
Numerator for basic earnings per share:	(in thousands, except share data)
Net earnings	$15,130	$7,354
Less: dividends and earnings allocated to participating securities	(134)	(100)
Net income available to common shareholders	$14,996	$7,254

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	9,015,203	7,102,683

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	9,015,203	7,102,683
Net effect of dilutive stock options	128,039	35,721
Diluted weighted average common shares	9,143,242	7,138,404

Net earnings per common share:
Basic	$1.66	$1.02
Diluted	$1.64	$1.02

NOTE 15. RETIREMENT SAVINGS PLAN

The Company has adopted a 401(k) profit sharing plan (the “401K Plan”) covering employees meeting certain eligibility requirements as to minimum age and a certain number of hours of employment. Employees may make voluntary contributions to the 401K Plan through payroll deductions on a pre-tax and/or post-tax basis. Employees may defer up to 96% of their annual compensation, not to exceed the maximum contribution dollar limit imposed by the Internal Revenue Code. The Company makes matching contributions under a prescribed formula set forth in the 401K Plan. A participant’s account under the plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability, or other termination of employment, in a single lump-sum payment. The Company made contributions of
$401 thousand and $322 thousand during the years ended December 31, 2018 and 2017.

NOTE 16. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules”. The new rules became effective on January 1,

2015, with certain requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by January 1, 2019. The capital conservation buffer required by Basel III was 1.875% during 2018. The Bank’s capital conservation buffer was 6.18% at December 31, 2018. The Company made an election in accordance with Basel III such that net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018 and 2017, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		For Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2018
Total Capital (to Risk-Weighted Assets)	$191,045	14.18%	$107,801	8.00%	$134,751	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$178,614	13.26%	$80,851	6.00%	$107,801	8.00%
CET1 Capital (to Risk-Weighted Assets)	$178,614	13.26%	$60,638	4.50%	$87,588	6.50%
Tier 1 Capital (to Average Assets)	$178,614	12.03%	$62,546	4.00%	$78,182	5.00%

December 31, 2017
Total Capital (to Risk-Weighted Assets)	$116,280	14.72%	$63,216	8.00%	$79,020	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$106,384	13.46%	$47,412	6.00%	$63,216	8.00%
CET1 Capital (to Risk-Weighted Assets)	$106,384	13.46%	$35,559	4.50%	$51,363	6.50%
Tier 1 Capital (to Average Assets)	$106,384	11.75%	$36,201	4.00%	$45,251	5.00%

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

The Federal Reserve Bank limits the amount of dividends that bank holding companies may pay on common stock to income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies.

NOTE 17. FAIR VALUE MEASUREMENTS

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

The methods and assumptions used to estimate the fair value of certain financial instruments are described below:

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

Equity Securities With Readily Determinable Fair Values. The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company estimates the fair values by using independent pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2018:	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$8,844	$—	$8,844
Collateralized mortgage obligations	—	11,461	—	11,461
SBA Pools	—	9,238	—	9,238
Securities available-for-sale	$—	$29,543	$—	$29,543

Equity securities:
Mutual fund investment	$2,538	$—	$—	$2,538

December 31, 2017:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,496	$—	$8,496
Collateralized mortgage obligations	—	13,659	—	13,659
SBA Pools	—	10,305	—	10,305
Securities available-for-sale	$—	$32,460	$—	$32,460

Equity securities:
Mutual fund investment	$2,542	$—	$—	$2,542

Nonrecurring fair value measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At December 31, 2018 and 2017 impaired loans subject to nonrecurring fair value measurements (Level 3) and resulting in net losses totaled
$0.7 million and $1.0 million. Total nonrecurring losses recognized for impaired loans during the years ended December 31, 2018 and 2017 totaled $591 thousand and $614 thousand. The Company utilized discount rates ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the years ended December 31, 2018 and 2017. For nonrecurring fair value measurements related to non-collateral dependent impaired loans during the years ended December 31, 2018 and 2017 the entire balances were substantially charged off.

There were no transfers of financial assets between Levels 1, 2 and 3 for the years ended December 31, 2018 and 2017.

Fair value of financial instruments

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2018 and 2017 are presented in the table below:

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value (1)
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$197,376	$197,376	$103,132	$103,132
Securities available-for-sale	Level 2	29,543	29,543	32,460	32,460
Securities held-to-maturity	Level 2	5,322	5,095	5,300	5,229
Equity securities	Level 1	2,538	2,538	2,542	2,542
Loans held for sale	Level 2	28,022	29,238	10,599	11,488
Loan held for investment, net	Level 3	1,239,925	1,265,013	731,216	743,114
Restricted stock investments, at cost	Level 2	12,855	12,855	3,640	3,640
Servicing asset	Level 3	3,186	3,295	2,618	2,991
Accrued interest receivable	Level 2	5,069	5,069	3,108	3,108

Financial Liabilities:
Deposits	Level 2	$1,252,339	$1,250,555	$772,679	$770,999
Short-term borrowings	Level 2	104,998	104,998	20,000	20,000
Senior secured notes	Level 2	8,450	8,450	350	350
Accrued interest payable	Level 2	366	366	114	114

(1)	December 31, 2017 estimated fair values are not based on exit price assumptions.

NOTE 18. REVENUE RECOGNITION

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Year Ended December 31,
	2018	2017
	(in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$1,241	$329
Other income	114	273
Total noninterest income, in-scope	1,355	602
Noninterest income, not in-scope:
Gain on sale of loans	1,505	3,596
Net servicing fees	509	701
Change in fair value of equity securities	(120)	—
Other income	361	162
Total noninterest income, not in-scope	2,255	4,459
Total noninterest income	$3,610	$5,061

NOTE 19. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

On December 21, 2017, the Bank received requisite shareholder and regulatory approval necessary for the Bank to reorganize into the holding company form of ownership pursuant to which First Choice Bank became a wholly-owned subsidiary of First Choice Bancorp. Prior to the formation of the holding company, all cash activities were paid for by the Bank. Accordingly, such cash flows are not included in the parent company only condensed statement of cash flow.

The following tables present the parent company only condensed balance sheets as of December 31, 2018 and 2017 and the related condensed statements of operations and condensed statement of cash flows for the years ended December 31, 2018 and 2017.

Condensed Balance Sheets

	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and cash equivalents	$173	$107
Investment in bank subsidiary	256,330	105,888
Taxes receivable	36	135
Other assets	43	—
TOTAL ASSETS	$256,582	$106,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$48	$78
Intercompany payable	15	8
Senior secured notes	8,450	350
Total liabilities	8,513	436

Shareholders’ equity:
Preferred stock	—	—
Common stock	217,514	87,837
Additional paid-in capital	7,269	1,940
Retained earnings	23,985	16,459
Accumulated other comprehensive loss	(699)	(542)
Total shareholders’ equity	248,069	105,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$256,582	$106,130

Condensed Statements of Income

	Year Ended December 31,
	2018	2017
	(in thousands)
Income	$—	$—

Expense:
Interest expense	248	1
Salaries and employee benefits	208	—
Professional fees	322	121
Data processing	37	—
Organizational expenses	—	152
Merger, integration and public company registration costs	126
Other expenses	215	55
Total expense	$1,156	$329
Loss before income taxes and equity in net income of bank subsidiary	(1,156)	(329)
Income tax benefit	(306)	(135)
Loss before equity in net income of bank subsidiary	$(850)	$(194)
Equity in net income of Bank subsidiary	15,980	7,548
Net income	$15,130	$7,354

 Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$15,130	$7,354
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of Bank subsidiary	(15,980)	(7,548)
Changes in other asset and liabilities:
Taxes receivable	99	(135)
Accrued expenses	(30)	78
Intercompany payable	7	8
Other items, net	(29)	—
Net cash used in operating activities	(803)	(243)
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	325	—
Net cash provided in investing activities	325	—
FINANCING ACTIVITIES (1)
Advances from senior secured notes	8,100	350
Dividends paid	(7,584)	—
Repurchase of shares	(1,100)	—
Proceeds from exercise of stock options	1,128	—
Net cash provided by financing activities	544	350
Net change in cash and cash equivalents	66	107
Cash and cash equivalents, beginning of period	107	—
Cash and cash equivalents, end of period	$173	$107

(1)
During 2017, the payment of dividends, repurchase of shares and proceeds from stock option exercises occurred at the Bank, prior to the formation of the holding company. The holding company was formed on December 21, 2017.

NOTE 20. EQUITY

Dividends

Total quarterly cash dividends declared were $0.20 per share, aggregating to $0.80 per share for the years ended December 31, 2018 and 2017. Total cash dividends paid during the years ended December 31, 2018 and 2017 were $7.6 million and $5.8 million.

Stock Repurchase Plan

On December 3, 2018, the Company announced a stock repurchase plan, providing for the repurchase of up to 1.2 million shares of the Company’s outstanding common stock, or approximately 10% of its then outstanding shares (the "repurchase plan"). The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate the Company to purchase any particular number of shares.

During the fourth quarter of 2018, the Company repurchased 36,283 shares at an average price of $21.82 under the repurchase plan. The remaining number of shares authorized to be repurchased under this plan is 1,163,717 shares at December 31, 2018.

NOTE 21. SUBSEQUENT EVENTS

On January 24, 2019, the Company declared a $0.20 cash dividend payable on February 21, 2019 to shareholders of record as of February 7, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics, and certain corporate governance practices is incorporated herein by reference from the information set forth under the captions “Proposal 1-Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters” and “Committees of the Board of Directors” contained in our 2019 Proxy Statement expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference from the information set forth under the captions “Proposal 1-Election of Directors-Director Compensation,” “—Summary Compensation Table,” “— General,” and “Potential Payments Upon Termination of Change of Control is contained in our 2019 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2019 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information required by this item with respect to certain relationships and related party transactions and director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” contained in our 2019 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item with respect to principal accounting fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” contained in our 2019 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENTS SCHEDULES

Documents Filed as Part of this Annual Report
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements” on page 68.

(a)(2) Financial Statement Schedules
Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(b) EXHIBITS

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

10.1	Employment Agreement dated February 22, 2018 between First Choice Bancorp, First Choice Bank and Robert M. Franko.[6]
10.2	First Amendment of Employment Agreement, dated October 17, 2018, between First Choice Bank, First Choice Bancorp and Robert M. Franko.[7]
10.3	First Amendment of Change in Control Agreement, dated September 13, 2018, between First Choice. Bank, First Choice Bancorp and Yvonne Liu Chen.[8]
10.4	Employment Agreement effective September 13, 2018 between First Choice Bancorp, First Choice Bank and Lynn M. Hopkins.[9]
10.5	Change in Control Agreement dated February 22, 2018 between First Choice Bancorp, First Choice Bank and Yvonne Chen.[10]
10.6	Change in Control Agreement dated February 22, 2018 between First Choice Bancorp, First Choice Bank and Gene May.[11]
10.7	Change in Control Agreement dated February 22, 2018 between First Choice Bancorp, First Choice Bank and Yolanda Su.[12]
10.8	First Choice Bank 2005 Stock Option Plan, and Form of Stock Option Agreement.[13]
10.9	First Choice Bank 2013 Omnibus Stock Incentive Plan.[14]
10.10	Form of Stock Option Agreement and Form of Restricted Stock Agreement[15]
10.11	Form of Indemnification Agreement entered into with all of the directors and executive officers of First Choice Bancorp.[16]
22.1	Subsidiaries of First Choice Bancorp
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Exhibit Description
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[4]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[5]	Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[6]	Filed as Exhibit 10.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[7]	Filed as Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2018 and incorporated herein by reference.

[8]	Filed as Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2018 and incorporated herein by reference.

[9]	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 13, 2018 and incorporated herein by reference.

[10]	Filed as Exhibit 10.3 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[11]	Filed as Exhibit 10.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[12]	Filed as Exhibit 10.4 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[13]	Filed as Exhibit 10.5 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[14]	Filed as Exhibit 10.1 to the Form 10-Q filed with the SEC on August 8, 2018 and incorporated herein by reference.

[15]	Filed as Exhibit 10.6 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[16]	Filed as Exhibit 10.7 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: March 25, 2019	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: March 25, 2019	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roshan H. Bhakta	Director	March 25, 2019
Roshan H. Bhakta

/s/ Homer Wai Chan	Director	March 25, 2019
Homer Wai Chan

/s/ Max Freifeld	Director	March 25, 2019
Max Freifeld

/s/ Robert M. Franko	President, Chief Executive Officer and Director	March 25, 2019
Robert M. Franko

/s/ James H. Gray	Director	March 25, 2019
James H. Gray

/s/ Peter H. Hui	Chairman of the Board	March 25, 2019
Peter H. Hui

/s/ Thomas Iino	Director	March 25, 2019
Thomas Iino

/s/ Fred D. Jensen	Director	March 25, 2019
Fred D. Jensen

/s/ Luis Maizel	Director	March 25, 2019
Luis Maizel

/s/ Pravin C. Pranav	Director	March 25, 2019
Pravin C. Pranav

/s/ Maria S. Salinas	Director	March 25, 2019
Maria S. Salinas

/s/ Phillip T. Thong	Vice Chairman of the Board	March 25, 2019
Phillip T. Thong