Form 10-Q
period 2019-03-31
First Choice Bancorp
filed 2019-05-15
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)         ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	FCBP	Nasdaq Capital Market

There were 11,693,627 shares of common stock outstanding as of May 1, 2019.

FIRST CHOICE BANCORP AND SUBSIDIARIES
FORM 10-Q
March 31, 2019

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS	(in thousands, except share data)
Cash and due from banks	$10,352	$17,874
Interest-bearing deposits at other banks	197,330	176,502
Federal funds sold	3,000	3,000
Total cash and cash equivalents	210,682	197,376
Securities available-for-sale, at fair value	29,064	29,543
Securities held-to-maturity, at cost	5,311	5,322
Equity securities, at fair value	2,590	2,538
Restricted stock investments, at cost	12,867	12,855
Loans held for sale, at lower of cost or fair value	18,147	28,022
Loans held for investment	1,273,577	1,250,981
Allowance for loan losses	(11,426)	(11,056)
Loans held for investment, net	1,262,151	1,239,925
Accrued interest receivable	5,560	5,069
Premises and equipment	1,673	1,973
Servicing asset	3,351	3,186
Deferred taxes, net	6,875	8,666
Goodwill	73,425	73,425
Core deposit intangible	6,380	6,576
Other assets	11,683	8,025
TOTAL ASSETS	$1,649,759	$1,622,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$535,867	$546,713
Money market, interest checking and savings	423,220	465,123
Time deposits	256,083	240,503
Total deposits	1,215,170	1,252,339
Short-term borrowings	160,000	104,998
Senior secured notes	14,200	8,450
Accrued interest payable and other liabilities	12,254	8,645
Total liabilities	1,401,624	1,374,432
Commitments and contingencies - Note 11
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,650,020 at March 31, 2019 and 11,726,074 at December 31, 2018	216,265	217,514
Additional paid-in capital	3,713	7,269
Retained earnings	28,617	23,985
Accumulated other comprehensive loss - net	(460)	(699)
Total shareholders’ equity	248,135	248,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,649,759	$1,622,501
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands, except share and per share data)
INTEREST INCOME
Interest and fees on loans	$20,916	$20,838	$10,621
Interest on investment securities	236	224	239
Interest on deposits in other financial institutions	445	697	260
Dividends on FHLB and other stock	242	326	69
Total interest income	21,839	22,085	11,189
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	1,239	1,353	819
Interest on time deposits	1,005	1,078	616
Interest on borrowings	403	152	202
Total interest expense	2,647	2,583	1,637
Net interest income	19,192	19,502	9,552
Provision for loan losses	350	400	200
Net interest income after provision for loan losses	18,842	19,102	9,352
NONINTEREST INCOME
Gain on sale of loans	928	639	247
Service charges and fees on deposit accounts	540	437	215
Net servicing fees	234	191	153
Other income (loss)	420	303	(46)
Total noninterest income	2,122	1,570	569
NONINTEREST EXPENSE
Salaries and employee benefits	6,223	5,530	4,020
Occupancy and equipment	1,429	1,077	526
Data processing	604	757	421
Professional fees	419	515	304
Office, postage and telecommunications	272	297	192
Deposit insurance and regulatory assessments	195	121	111
Loan related	214	155	84
Customer service related	477	416	140
Merger, integration and public company registration costs	—	859	374
Amortization of core deposit intangible	196	199	—
Other expenses	671	914	511
Total noninterest expense	10,700	10,840	6,683
Income before taxes	10,264	9,832	3,238
Income taxes	3,256	3,119	859
Net income	$7,008	$6,713	$2,379
Net income per share:
Basic	$0.60	$0.57	$0.33
Diluted	$0.59	$0.56	$0.33
Weighted-average common shares outstanding:
Basic	11,654,450	11,664,557	7,160,938
Diluted	11,813,018	11,880,163	7,200,057

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Net income	$7,008	$6,713	$2,379
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in net unrealized gain (loss) on available-for-sale securities	339	481	(423)
Related income taxes:
Change in net unrealized gain (loss) on available-for-sale securities	(100)	(142)	125
Total other comprehensive income (loss)	239	339	(298)
Total comprehensive net income	$7,247	$7,052	$2,081

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Three Months Ended March 31, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	7,008	—	7,008
Stock-based compensation	—	—	402	—	—	402
Cash dividends ($0.20 per share)	—	—	—	(2,376)	—	(2,376)
Exercise of stock options	156,466	4,411	(2,705)			1,706
Issuance of restricted shares, net of forfeiture	88,307	—	—	—	—	—
Vesting of restricted shares	—	1,148	(1,148)	—	—	—
Repurchase of shares from restricted shares vesting	(4,881)	—	(105)	—	—	(105)
Common stock repurchased under stock repurchase program	(315,946)	(6,808)	—	—	—	(6,808)
Other comprehensive income, net of taxes	—	—	—	—	239	239
Balance at March 31, 2019	11,650,020	$216,265	$3,713	$28,617	$(460)	$248,135

Three Months Ended March 31, 2018
Balance at December 31, 2017	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative effect of changes in accounting principles (1)	—	—	—	(24)	24	—
Net income	—	—	—	2,379	—	2,379
Stock-based compensation	—	—	458	—	—	458
Cash dividends ($0.20 per share)	—	—	—	(1,451)	—	(1,451)
Issuance of restricted shares, net of forfeiture	3,721	—	—	—	—	—
Vesting of restricted shares	—	605	(605)	—	—	—
Repurchase of shares from restricted shares vesting	(12,256)	—	(301)	—	—	(301)
Other comprehensive loss, net of taxes	—	—	—	—	(298)	(298)
Balance at March 31, 2018	7,251,584	$88,442	$1,492	$17,363	$(816)	$106,481

(1)	Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES	(in thousands)
Net income	$7,008	$2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	99
Amortization of premiums of investment securities	35	54
Amortization of servicing asset	211	165
Provision for loan losses	350	200
Provision for losses - unfunded commitments	—	53
Gain on sale of loans	(928)	(247)
Loss on disposal of fixed assets	2	—
Impairment charges of fixed assets and right-of-use assets	400	—
Loans originated for sale	(9,966)	(3,709)
Proceeds from loans originated for sale	19,527	3,021
Accretion of net discounts and deferred loan fees, net	(1,449)	(200)
Change in fair value of equity securities	(35)	66
Stock-based compensation	402	458
Appreciation of Bank Owned Life Insurance	(26)	—
Decrease in other items, net	958	504
Net cash provided by operating activities	16,891	2,843
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	784	936
Proceeds from maturities and paydown of securities held-to-maturity	10	10
Net increase in loans	(20,259)	(48,251)
Purchase of restricted stock investments	(12)	—
Purchase of equity investment	(17)	(56)
Purchases of premises and equipment	(91)	(119)
Net cash used in investing activities	(19,585)	(47,480)
FINANCING ACTIVITIES
Net decrease in deposits	(37,169)	(13,878)
Net increase in short-term borrowings	55,002	55,000
Increase in senior secured notes	5,750	2,200
Cash dividends paid	(2,376)	(1,451)
Repurchase of shares	(6,913)	(301)
Proceeds from exercise of stock options	1,706	—
Net cash provided by financing activities	16,000	41,570
Increase (decrease) in cash and cash equivalents	13,306	(3,067)
Cash and cash equivalents, beginning of period	197,376	103,132
Cash and cash equivalents, end of period	$210,682	$100,065

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$2,399	$1,585
Taxes paid	$—	$—
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$1,208	$—
Servicing rights asset recognized	$376	$55
Transfer of securities available-for-sale to equity securities	$—	$2,540
Initial recognition of operating lease right-of-use assets	$6,022	$—
Initial recognition of operating lease liabilities	$6,141	$—

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank on a stand-alone basis.

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves primarily commercial and consumer clients in diverse communities and specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 11 full service branches, and 1 lending office located in Los Angeles, Orange and San Diego Counties. Effective May 17, 2019, the Little Tokyo branch will be closed and consolidated with the 6th and Figueroa branch and the San Diego branch operations will be consolidated into our Carlsbad branch. The San Diego location will remain as a loan production office.

Effective July 31, 2018, we acquired Pacific Commerce Bancorp (“PCB”) and its wholly-own subsidiary bank, Pacific Commerce Bank, by merger in an all-stock transaction. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 2 - Business Combination.

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”).

First Choice Bancorp stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the condensed consolidated income statement for the three months ended March 31, 2018 to conform to the March 31, 2019 presentation. These reclassifications included $96 thousand of stock-based compensation expense for stock options and restricted stock awards for directors that was previously reported in salaries and employee benefits expense and is now included in other expenses.

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

Accounting Policies

Except for the update to reflect the impact of the adoption of ASU 2016-02, Leases (Topic 842) effective January 1, 2019, discussed below, there were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 under the section entitled "Summary of Critical Accounting Policies," and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included therewith.

Leases
We determine if an arrangement contains a lease at contract inception and recognize right-of-use ("ROU") assets and operating lease liabilities based on the present value of lease payments over the lease term. While our operating leases may include options to extend the term, we do not take into account the options in calculating the ROU asset and lease liability unless we are reasonably certain we will exercise such options. Most of our leases do not provide an implicit rate and, therefore we determine the present value of lease payments by using our incremental borrowing rate, currently our FHLB secured borrowing rate for the remaining lease term, and other information available at lease commencement. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Lease expense is recognized on a straight line basis over the lease term. We have lease agreements with lease and non-lease components for which we have elected to account for as a single lease component. Refer to – Accounting Standards Adopted in 2019 below and Note 7. Leases for further discussion on our leasing arrangements and related accounting.

 Accounting Standards Adopted in 2019

We adopted ASU 2016-02, Leases (Topic 842) and ASU 2018-11, Leases (Topic 842): Targeted Improvements, referred to herein as Topic 842, effective January 1, 2019. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities are required to recognize ROU assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Under the amendments in ASU 2018-11, entities may elect to not recast the comparative periods presented when transitioning to the new leasing standard.

Upon adoption, we elected to use the modified retrospective transition approach and recorded ROU assets of $6.0 million and lease liabilities of $6.1 million at the date of adoption with no adjustment to opening equity. We elected to apply the package of practical expedients which permits entities to not reassess: (i) whether any expired or existing contracts contain a lease; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any existing leases qualify for capitalization under the amended guidance. We also elected to not include short-term leases (leases with initial terms of twelve months or less) on the consolidated balance sheets.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. In April 2019 the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs will be effective for fiscal years beginning after December 15, 2019, with early adoption available. We plan to adopt the guidance effective January 1, 2020. Management has a cross functional committee in place to oversee the project, has selected software to implement the new guidance and has engaged an existing third-party service provider to assist in implementation. We have completed a data gap analysis and are evaluating assumptions to be used in the sensitivity analysis and parallel runs. We expect to begin parallel calculations, testing, and sensitivity analysis on our initial modeling assumptions and results in the second or third quarter of 2019. We have not yet determined the potential impact to our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 will be effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The adoption of ASU 2018-13 is not expected to significantly impact our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15").  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted. ASU 2018-15 is not expected to significantly impact our condensed consolidated financial statements.

NOTE 2.    BUSINESS COMBINATION

On February 26, 2018, we announced that we entered into an Agreement and Plan of Reorganization and Merger, dated February 23, 2018 (the "merger agreement"), pursuant to which PCB would be merged with and into First Choice Bancorp and PCB’s bank subsidiary, Pacific Commerce Bank, would be merged with and into our bank subsidiary, First Choice Bank (collectively, the “Merger”). Following the receipt of all necessary regulatory and shareholder approvals, we completed the acquisition of PCB on July 31, 2018. The Merger was an all stock transaction valued at approximately $133.3 million, or $13.69 per share, based on the closing price of our common stock of $28.70 at July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the final exchange ratio) of our common stock, with cash paid in lieu of any fractional shares. The final exchange ratio was higher than the ratio of 0.46531 announced at the time of the acquisition, as the ratio was subject to adjustment resulting from an increase in PCB’s capital due to the exercise of stock options, lower than budgeted merger transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, we issued 4,386,816 shares of our common stock in exchange for the outstanding shares of PCB common stock. In addition, we issued replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options with an aggregate fair value of $7.4 million to PCB directors, officers and employees, which we refer to as "rollover options".

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties. We also maintained the brand name ProAmérica, in Downtown Los Angeles. The acquisition of PCB expanded our footprint in Southern California to the Mexican border.

The following table represents the fair value of assets acquired and liabilities assumed of PCB, as of July 31, 2018, recorded using the acquisition method of accounting:

Fair Value
(in thousands)
Assets acquired:
Cash and cash equivalents	$111,035
Loans held for investment, net	399,822
Investment in restricted stock, at cost	4,148
Premises and equipment	719
Servicing assets	1,054
Cash surrender value of bank-owned life insurance	4,712
Deferred taxes	4,612
Core deposit intangible	6,908
Accrued interest receivable and other assets	3,487
Total assets acquired	$536,497

Liabilities assumed:
Deposits	$474,925
Accrued interest payable and other liabilities	1,724
Total liabilities assumed	476,649
Net assets acquired	$59,848

Purchase consideration:
Fair value of shares of First Choice Bancorp issued in the merger	$125,902
Fair value of equity awards exchanged	7,371
Total purchase consideration	133,273
Goodwill recognized	$73,425

As the final PCB tax return has not yet been completed, initial accounting for taxes was incomplete at March 31, 2019. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. These changes could differ materially from what is presented above.

Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and was primarily attributable to the expected synergies and economies of scale expected from combining PCB's operations with us. Goodwill from the PCB acquisition is not deductible for U.S. income tax purposes.

The following table presents the amounts that comprise the fair value of loans acquired, excluding PCI loans, from PCB at July 31, 2018:

Loans
(in thousands)
Contractual amounts receivable	$507,720
Contractual cash flows not expected to be collected	(8,520)
Expected cash flows	499,200
Interest component of expected cash flows	(102,431)
Fair value of loans acquired, excluding PCI loans	$396,769

A component of total loans acquired from PCB were purchased credit impaired loans ("PCI loans"). Refer to Note 5. Loans for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans at July 31, 2018:

PCI Loans
(in thousands)
Contractually required payments receivable (principal and interest)	$8,580
Nonaccretable difference (contractual cash flows not expected to be collected)	(3,416)
Expected cash flows	5,164
Accretable yield	(2,111)
Fair value of PCI loans acquired	$3,053

The following table presents the components of merger, integration and public company registration costs for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Professional fees	$—	$343
Other	—	31
Total	$—	$374

The following table presents the total revenue and net income amounts related to PCB's operations included in our condensed consolidated statements of income for the period indicated:

Three Months Ended March 31, 2019
(in thousands)
Net interest income and noninterest income	$6,577
Net income	$2,235

Supplemental pro forma disclosures (unaudited)

The following supplemental pro forma information presents certain financial results for the three months ended March 31, 2018 as if the acquisition of PCB, which was completed on July 31, 2018, was effective as of January 1, 2017.  The unaudited pro forma financial information for the three months ended March 31, 2018 included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined company that would have been achieved for the period presented had the transactions been completed as of the date indicated or that may be achieved in the future.

(in thousands, except per share data)	Three Months Ended March 31, 2018
Net interest income and noninterest income	$17,374
Net income	$3,900
Net income per share:
Basic	$0.34
Diluted	$0.33

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of PCB, we recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million at July 31, 2018.

The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2019:

(in thousands)
Balance, beginning of period	$73,425
Impairment	—
Balance, end of period	$73,425

The following table presents the changes in CDI for the three months ended March 31, 2019:

(in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908
Additions	—
Gross balance, end of period	6,908
Accumulated amortization:
Balance, beginning of period	(332)
Amortization	(196)
Impairment	—
Balance, end of period	$(528)
Net core deposit intangible, end of period	$6,380

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ended December 31,	(in thousands)
Remainder 2019	$590
2020	771
2021	753
2022	732
2023	707
Thereafter	2,827
$6,380

NOTE 4.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$8,944	$11	$(226)	$8,729
Collateralized mortgage obligations	11,355	3	(218)	11,140
SBA pools	9,418	—	(223)	9,195
	$29,717	$14	$(667)	$29,064

Securities held-to-maturity:
U.S. Government and agency securities	$3,341	$—	$(61)	$3,280
Mortgage-backed securities	1,970	—	(61)	1,909
	$5,311	$—	$(122)	$5,189

December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$9,177	$—	$(333)	$8,844
Collateralized mortgage obligations	11,731	2	(272)	11,461
SBA pools	9,628	—	(390)	9,238
	$30,536	$2	$(995)	$29,543

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(122)	$3,218
Mortgage-backed securities	1,982	—	(105)	1,877
	$5,322	$—	$(227)	$5,095

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at March 31, 2019, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,341	3,280	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,970	1,909	29,717	29,064
	$5,311	$5,189	$29,717	$29,064

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, in an amount greater than 10% of our shareholders’ equity. There were no sales of any investment securities available-for-sale or held-to-maturity during the three months ended March 31, 2019 and 2018. There were no maturities or calls of investment securities during the three months ended March 31, 2019 and 2018.

At March 31, 2019 securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as discussed in Note 9 – Borrowing Arrangements.

As of March 31, 2019 and December 31, 2018, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
March 31, 2019	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(226)	$6,940	$(226)	$6,940
Collateralized mortgage obligations	(1)	1,113	(217)	9,446	(218)	10,559
SBA pools	—	—	(223)	9,195	(223)	9,195
	$(1)	$1,113	$(666)	$25,581	$(667)	$26,694
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(61)	$3,280	$(61)	$3,280
Mortgage-backed securities	—	—	(61)	1,909	(61)	1,909
	$—	$—	$(122)	$5,189	$(122)	$5,189
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$(20)	$2,397	$(313)	$6,447	$(333)	$8,844
Collateralized mortgage obligations	(3)	1,127	(269)	9,742	(272)	10,869
SBA pools	—	—	(390)	9,238	(390)	9,238
	$(23)	$3,524	$(972)	$25,427	$(995)	$28,951
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(122)	$3,218	$(122)	$3,218
Mortgage-backed securities	—	—	(105)	1,877	(105)	1,877
	$—	$—	$(227)	$5,095	$(227)	$5,095

At March 31, 2019, we had 25 investment securities in an unrealized loss position with total unrealized losses of $789 thousand. Such unrealized losses on these investment securities have not been recognized into income. We do not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.

Equity Securities With A Readily Determinable Fair Value

At March 31, 2019 and December 31, 2018, equity securities with a readily determinable fair value of $2.6 million and $2.5 million represent a mutual fund investment consisting of high quality debt securities and other debt instruments supporting domestic affordable housing and community development in the United States. With the adoption of ASU 2016-01 on January 1, 2018, we recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from AOCI to retained earnings for these investments. In addition, we recognized net gains of $35 thousand and net losses of $51 thousand related to changes in fair value during the quarter ended March 31, 2019 and 2018, all of which related to equity securities held during those periods.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At March 31, 2019 and December 31, 2018, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the quarter ended March 31, 2019, there were no required purchases of FHLB stock. We evaluated the carrying value of our FHLB stock investment at March 31, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Board of Governors of the Federal Reserve System ("FRB"), the Bank owned $6.7 million of FRB stock which is carried at cost at March 31, 2019 and December 31, 2018. The Bank purchased $12 thousand of FRB stock during the quarter ended March 31, 2019. We evaluated the carrying value of our FRB stock investment at March 31, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB, repurchase activity of excess stock by the FRB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at March 31, 2019 and December 31, 2018 and are reported in other assets in the condensed consolidated balance sheets. There were no changes in the fair value of these equity securities recognized during the quarter ended March 31, 2019. During the quarter ended March 31, 2018, we recognized a $15 thousand loss related to changes in the fair value of these equity securities.

NOTE 5. LOANS

Our loan portfolio consists primarily of loans to borrowers within our principal market area including Los Angeles County, Orange County and San Diego County, California. Although we seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in our market area and, as a result, our loan and collateral portfolios are, to some degree, concentrated in those industries.

We also originate SBA loans either for sale to institutional investors or to hold in the loan portfolio. Loans identified as held for sale are carried at lower of carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of our revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

As of March 31, 2019, we had certain qualifying loans with an unpaid principal balance of $886.1 million pledged as collateral under a secured borrowing arrangement with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

The composition of the loan portfolio at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019			December 31, 2018
	Loans	PCI Loans	Total	Loans	PCI Loans	Total
	(in thousands)
Construction and land development	$185,798	$—	$185,798	$184,177	$—	$184,177
Real estate:
Residential	54,841	—	54,841	57,443	—	57,443
Commercial real estate - owner occupied	186,571	125	186,696	179,362	132	179,494
Commercial real estate - non-owner occupied	381,061	1,054	382,115	400,590	1,075	401,665
Commercial and industrial	306,613	562	307,175	281,121	597	281,718
SBA loans	155,942	839	156,781	145,622	840	146,462
Consumer	163	—	163	159	—	159
Loans held for investment, net of discounts	1,270,989	2,580	1,273,569	1,248,474	2,644	1,251,118
Net deferred origination costs (fees)	8	—	8	(137)	—	(137)
Loans held for investment	$1,270,997	$2,580	$1,273,577	$1,248,337	$2,644	$1,250,981
Allowance for loan losses	(11,426)	—	(11,426)	(11,056)	—	(11,056)
Loans held for investment, net	$1,259,571	$2,580	$1,262,151	$1,237,281	$2,644	$1,239,925

Loans held for investment were comprised of the following components at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Gross loans	$1,285,699	$1,263,891
Unamortized net discounts(1)	(12,130)	(12,773)
Net unamortized deferred origination costs (fees)	8	(137)
Loans held for investment	$1,273,577	$1,250,981
(1) Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At March 31, 2019 net discounts related to acquired loans of $8.7 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 5.6 years. At December 31, 2018 net discounts related to acquired loans of $9.5 million was associated with the PCB acquisition.

A summary of the changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$11,056	$10,497
Provision for loan losses	350	200
Charge-offs	(2)	(754)
Recoveries	22	67
Net recoveries (charge-offs)	20	(687)
Balance, end of period	$11,426	$10,010

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 by portfolio segment:

	Three Months Ended March 31, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	85	(20)	128	(178)	330	5	—	350
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	—	22	—	—	22
Net recoveries	—	—	—	—	20	—	—	20
Balance, March 31, 2019	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,806	402	862	2,508	4,036	1,812	—	11,426
	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$84	$1,910	$—	$1,994
Collectively	185,798	54,841	186,571	381,061	306,529	154,032	163	1,268,995
PCI loans	—	—	125	1,054	562	839	—	2,580
	$185,798	$54,841	$186,696	$382,115	$307,175	$156,781	$163	$1,273,569

	Three Months Ended March 31, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	(390)	79	(18)	(387)	904	10	2	200
Charge-offs	—	—	—	—	(514)	(240)	—	(754)
Recoveries	—	—	—	—	67	—	—	67
Net charge-offs	—	—	—	—	(447)	(240)	—	(687)
Balance, March 31, 2018	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,207	454	637	2,749	3,689	1,264	10	10,010
	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$111	$877	$—	$988
Collectively	113,481	57,721	63,496	265,687	200,228	87,451	846	788,910
	$113,481	$57,721	$63,496	$265,687	$200,339	$88,328	$846	$789,898

We categorize loans by risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

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

The risk category of loans held for investment, net of discounts by class of loans, excluding PCI loans, as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$185,798	$—	$—	$185,798
Real estate:
Residential	54,841	—	—	54,841
Commercial real estate - owner occupied	182,506	4,065	—	186,571
Commercial real estate - non-owner occupied	381,061	—	—	381,061
Commercial and industrial	295,499	5,546	5,568	306,613
SBA loans	150,597	445	4,900	155,942
Consumer	163	—	—	163
	$1,250,465	$10,056	$10,468	$1,270,989

(1)	At March 31, 2019, substandard loans included $1.7 million of impaired loans.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(in thousands)
Construction and land development	$184,177	$—	$—	$184,177
Real estate:
Residential	57,443	—	—	57,443
Commercial real estate - owner occupied	174,505	4,857	—	179,362
Commercial real estate - non-owner occupied	399,457	1,133	—	400,590
Commercial and industrial	269,640	8,341	3,140	281,121
SBA loans	137,740	6,065	1,817	145,622
Consumer	159	—	—	159
	$1,223,121	$20,396	$4,957	$1,248,474

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans.

The following tables present past due and nonaccrual loans, net of discounts and excluding PCI loans, presented by loan class at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Residential	$1,544	$—	$—	$—
Commercial real estate - non-owner occupied	213	—	—	—
Commercial and industrial	120	—	—	84
SBA loans	725	—	—	1,586
Total	$2,602	$—	$—	$1,670

	December 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(in thousands)
Real estate:
Residential	$480	$—	$—	$—
Commercial and industrial	3	1	—	89
SBA loans	—	—	—	1,633
Total	$483	$1	$—	$1,722

A loan is considered impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any. Impaired loans, excluding PCI loans, presented by class of loans at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$177	$84	$84	$—	$—
SBA loans	2,947	1,910	1,910	—	—
Total	$3,124	$1,994	$1,994	$—	$—

(1)	Includes TDRs on accrual of $325 thousand.

	December 31, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(in thousands)
Commercial and industrial	$178	$89	$89	$—	$—
SBA loans	2,964	1,960	1,960	—	—
Total	$3,142	$2,049	$2,049	$—	$—

(1)	Includes TDRs on accrual of $327 thousand.

The average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$85	$—	$174	$—
SBA loans	1,937	7	1,263	—
Total	$2,022	$7	$1,437	$—

At March 31, 2019 and December 31, 2018, we had approximately $904 thousand and $922 thousand in recorded investment in loans identified as TDRs and there were no specific reserves allocated for these loans and we had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at March 31, 2019.

Loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended March 31, 2019 and 2018, there were no new loan modifications resulting in TDRs.

During the three months ended March 31, 2019 and 2018, there was one loan totaling $95 thousand and $116 thousand modified as a troubled debt restructurings for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans, acquired as part of the PCB acquisition, for the three months ended March 31, 2019 (Refer to Note 2 - Business Combination for further information):

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, December 31, 2018	$2,644	$2,073
Accretion	229	(229)
Payments received	(281)	—
Increase in expected cash flows, net	(12)	90
Balance, March 31, 2019	$2,580	$1,934

Loans Held for Sale

At March 31, 2019 and December 31, 2018, we had loans held for sale, consisting of SBA 7(a) loans totaling $18.1 million and $28.0 million. We account for loans held for sale at the lower of carrying value or market. The fair value of loans held for sale totaled $18.5 million and $29.2 million at March 31, 2019 and December 31, 2018.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

We sell loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $302.0 million and $288.2 million at March 31, 2019 and December 31, 2018. This includes SBA loans serviced for others of $208.6 million at March 31, 2019 and $198.4 million at December 31, 2018 for which there is a related servicing asset of $3.4 million and $3.2 million, respectively. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $93.4 million and $89.8 million at March 31, 2019 and December 31, 2018 for which there is no related servicing assets.

Consideration for each SBA loan sale includes the cash received and a related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan. The servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing assets relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows.

The servicing asset activity includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and servicing fees are earned.

The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$3,186	$2,618
Additions	376	55
Amortization	(211)	(165)
Balance, end of period	$3,351	$2,508

The fair value of servicing asset for SBA loans is measured at least quarterly and was $3.5 million and $3.3 million as of March 31, 2019 and December 31, 2018. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2019 included discount rates, ranging from 8.4% to 29.9% and a weighted average prepayment speed assumption of 15.0%.

The following table summarizes the estimated change in the value of servicing assets as of March 31, 2019 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(in thousands)
Prepayment speeds	+10%	$(165)
Prepayment speeds	+20%	(316)
Discount rate	+1%	(98)
Discount rate	+2%	(191)

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the three months ended March 31, 2019 and 2018 totaled $18.6 million and $2.8 million. Total gains on sale of SBA loans were $928 thousand and $247 thousand for the three months ended March 31, 2019 and 2018.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $234 thousand and $153 thousand for the three months ended March 31, 2019 and 2018 including contractually specified servicing fees of $445 thousand and $318 thousand, respectively, partially offset by the amortization indicated in the table above.

NOTE 7. LEASES

We adopted ASU 2016-02, Leases (Topic 842), and related amendments on January 1, 2019, using the modified retrospective transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. We elected the package of practical expedients permitted under the new standard, which allowed us to carry forward historical lease classifications, account for lease and nonlease components as a single lease component, and not to recognize a ROU asset and lease liability for short-term leases.

Substantially all of our leases are operating leases for corporate offices, branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of our operating leases range from 6 months to 4.4 years.

Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at our sole discretion. We did not include renewal options in the measurement of ROU assets and lease liabilities as they are not considered reasonably certain of exercise.

Upon adoption of this standard, we recognized ROU assets of $6.0 million and lease liabilities of $6.1 million. Subsequent to adoption, we recognized $220 thousand impairment of the ROU assets and $180 thousand for the estimated impairment of other long lived assets related to the pending consolidation of two branches. The impairment charges are included in occupancy expense with rent expense and other lease costs on the consolidated statements of income. The impairment is based on a discounted cash flow of estimated sublease income over the remaining lease terms. The balance of ROU assets, net of impairment, and lease liabilities are included in other assets and other liabilities on the consolidated balance sheets. During the quarter ended March 31, 2019, we recognized $53 thousand of variable lease cost primarily representing variable payments such as common area maintenance and utilities and $11 thousand of short-term lease cost. The balances at March 31, 2019, along with other supplemental information is shown below.

($ in thousands)
Balance sheet:
Operating lease ROU assets classified as other assets	$5,338
Operating lease liability classified as other liabilities	$5,633

Income statement:
Operating lease cost classified as occupancy and equipment expense	$543

Weighted average remaining lease term, in years	3.2
Weighted average discount rate	2.73%

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$560

Maturities of lease liabilities for periods indicated:

Twelve months ended March 31,	(in thousands)
2020	$2,151
2021	1,663
2022	1,279
2023	740
2024	55
Thereafter	—
Total future minimum lease payments	5,888
Less: Imputed interest	(255)
Present value of net future minimum lease payments	$5,633

NOTE 8. DEPOSITS

Our ten largest depositor relationships accounted for approximately 24% of total deposits at March 31, 2019 and 25% at December 31, 2018.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $91.3 million and $109.4 million as of March 31, 2019 and December 31, 2018. Such time deposits included collateralized time deposits from the State of California of $25 million and $35 million at March 31, 2019 and December 31, 2018.

Our total collateralized deposits, including the deposits of State of California and other public agencies, are $46.6 million at March 31, 2019 and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

At March 31, 2019, the Bank had a secured line of credit of $405.6 million from the FHLB, of which $187.8 million was available. This secured borrowing arrangement is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $886.1 million under this borrowing agreement. Overnight borrowings outstanding under this arrangement were $140.0 million and $90.0 million with a fixed interest rate of 2.60% and 2.56% at March 31, 2019 and December 31, 2018. The average balance of FHLB borrowings was $35.1 million and $47.4 million with an average interest rate of 2.58% and 1.58% for the quarter ended March 31, 2019 and 2018.

In addition, at March 31, 2019, the Bank used another $77.8 million of its secured FHLB borrowing capacity by having the FHLB issue (i) letters of credit to meet collateral requirements for deposits from the State of California and other public agencies and (ii) standby letters of credit as credit enhancement to guarantee the performance of customers to third parties.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $20.0 million and $15.0 million at March 31, 2019 and December 31, 2018. The average borrowings were $1.1 million and $400 thousand with an average interest rate of 2.70% and 2.37% for the quarter ended March 31, 2019 and 2018.

Federal Reserve Bank Secured Line of Credit

At March 31, 2019, the Bank has a total secured line of credit of $5.0 million with the Federal Reserve Bank. At March 31, 2019, the Bank had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement at or during the quarter ended March 31, 2019 and December 31, 2018.

Senior Secured Notes

At March 31, 2019, the outstanding balance under the holding company's secured line of credit totaled $14.2 million with an interest rate of 5.75%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $11.9 million and $13 thousand with an average interest rate of 5.90% and 4.77% for quarter ended March 31, 2019 and 2018. At March 31, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $10.8 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 10. INCOME TAXES
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2019.

For the quarter ended March 31, 2019 and 2018, income tax expense was $3.3 million and $859 thousand, resulting in an effective income tax rate of 31.7% and 26.5%. Our effective tax rate was unfavorably impacted during the quarter ended March 31, 2019 by the tax effects of stock-based compensation.

We are subject to federal income and California franchise tax. At March 31, 2019, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2014. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2013. To our knowledge, we are currently not under examination in any taxing jurisdiction.

The total amount of unrecognized tax benefits was $480 thousand at March 31, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at March 31, 2019 and December 31, 2018. We expect the total amount of unrecognized tax benefits to decrease by $367 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued for $67 thousand and $59 thousand of interest at March 31, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

NOTE 11. COMMITMENTS

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in our condensed consolidated financial statements.

Our exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our condensed consolidated financial statements.

As of March 31, 2019 and December 31, 2018, we had the following outstanding financial commitments whose contractual amounts represent credit risk:

	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$343,291	$376,140
Standby letters of credit	4,575	4,019
Total	$347,866	$380,159

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us is based on management’s credit evaluation of the customer. The majority of our commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.4 million at March 31, 2019 and December 31, 2018. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

NOTE 12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may grant loans to certain executive officers and directors and the companies with which they are associated. The change in outstanding balances during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$—	$1,768
Payments	—	(13)
Other changes	$—	$—
Balance, end of period (1)	$—	$1,755
(1) Balance at March 31, 2018 related to one deceased director that was no longer considered a related party after September 2018.

Deposits from certain officers and directors and the companies with which they are associated at March 31, 2019 and December 31, 2018 amounted to $30.5 million and $33.2 million.

We have a $25.0 million senior secured facility (refer to Note 9 – Borrowing Arrangements) with another bank in which one of our executives is also a member of the lending bank’s board of directors. The outstanding balance of this facility was $14.2 million at March 31, 2019.

NOTE 13. STOCK-BASED COMPENSATION PLANS

Our 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides that the total shares of common stock that may be awarded under the plan shall not exceed 1,390,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the grant. The 2013 Plan expires in 2023.

In connection with the Merger, we issued replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options with an aggregated fair value of $7.4 million to PCB directors, officers and employees, which we refer to as rollover stock options. The remaining term on the rollover stock options ranges from 1 month to 9 years.

We recognized stock-based compensation expense of $402 thousand and $458 thousand for the three months ended March 31, 2019 and 2018.

A summary of activity in our outstanding stock options during the three months ended March 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended March 31, 2019:				(in thousands)
Outstanding, beginning of period	383,212	$10.44
Exercised	(156,466)	10.90
Granted	—	—
Forfeited	(386)	12.94
Outstanding, end of period	226,360	$10.11	3.1 years	$2,577
Option exercisable	225,278	$10.11	3.0 years	$2,566

Three Months Ended March 31, 2018:
Outstanding, beginning of period	65,978	$10.17
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	65,978	$10.17	5.1 years	$1,008
Option exercisable	56,243	$9.97	5.1 years	$871

As of March 31, 2019, there was no unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was approximately $1.7 million and $0.

A summary of activity for outstanding restricted shares for the three months ended March 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Three Months Ended March 31, 2019:
Nonvested, beginning of period	84,120	$23.90
Granted	88,820	22.35
Shares vested	(53,201)	23.17
Shares forfeited	(513)	17.82
Nonvested, end of period	119,226	$23.10

Three Months Ended March 31, 2018:
Nonvested, beginning of period	142,553	$20.28
Granted	5,439	25.48
Shares vested	(62,789)	22.41
Shares forfeited	(1,718)	20.57
Nonvested, end of period	83,485	$22.41

As of March 31, 2019, there was approximately $2.2 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.6 years. The value of restricted shares that vested was approximately $1.2 million and $1.6 million during the three months ended March 31, 2019 and 2018.

NOTE 14. EARNINGS PER SHARE

Earnings per share (“EPS”) are computed on a basic and diluted basis. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Basic shares outstanding exclude unvested shares of restricted stock and stock options. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shares in our earnings. Our unvested grants of restricted stock contain non-forfeitable rights to dividends, which are required to be treated as participating securities and included in the computation of earnings per share. The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
Numerator for basic earnings per share:	(in thousands, except share and per share data)
Net income	$7,008	$6,713	$2,379
Less: dividends and net income allocated to participating securities	(61)	(50)	(31)
Net income available to common shareholders	$6,947	$6,663	$2,348

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,654,450	11,664,557	7,160,938

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,654,450	11,664,557	7,160,938
Net effect of dilutive stock options	158,568	215,606	39,119
Diluted weighted average common shares	11,813,018	11,880,163	7,200,057

Net income per common share:
Basic	$0.60	$0.57	$0.33
Diluted	$0.59	$0.56	$0.33

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

Equity Securities. The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, we use other inputs that are directly observable.

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2019:	(in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$8,729	$—	$8,729
Collateralized mortgage obligations	—	11,140	—	11,140
SBA Pools	—	9,195	—	9,195
Securities available-for-sale	$—	$29,064	$—	$29,064

Equity securities:
Mutual fund investment	$2,590	$—	$—	$2,590

December 31, 2018:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,844	$—	$8,844
Collateralized mortgage obligations	—	11,461	—	11,461
SBA Pools	—	9,238	—	9,238
Securities available-for-sale	$—	$29,543	$—	$29,543

Equity securities:
Mutual fund investment	$2,538	$—	$—	$2,538

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At March 31, 2019 and 2018 the fair value measurements (Level 3) related to collateral dependent impaired loans totaled zero and $224 thousand. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended March 31, 2019 and 2018 totaled zero and $241 thousand in losses. We utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three months ended March 31, 2019 and 2018.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three months ended March 31, 2019 and 2018.

Fair value of financial instruments

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$210,682	$210,682	$197,376	$197,376
Securities available-for-sale	Level 2	29,064	29,064	29,543	29,543
Securities held-to-maturity	Level 2	5,311	5,189	5,322	5,095
Equity securities	Level 1	2,590	2,590	2,538	2,538
Loans held for sale	Level 2	18,147	18,469	28,022	29,238
Loan held for investment, net	Level 3	1,262,151	1,290,414	1,239,925	1,265,013
Restricted stock investments, at cost	Level 2	12,867	12,867	12,855	12,855
Servicing asset	Level 3	3,351	3,480	3,186	3,295
Accrued interest receivable	Level 2	5,560	5,560	5,069	5,069

Financial Liabilities:
Deposits	Level 2	$1,215,170	$1,214,091	$1,252,339	$1,250,555
Short-term borrowings	Level 2	160,000	160,000	104,998	104,998
Senior secured notes	Level 2	14,200	14,200	8,450	8,450
Accrued interest payable	Level 2	412	412	366	366

NOTE 16. REVENUE RECOGNITION

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including all subsequent amendments. The adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements because the majority of our revenue is from interest and fees on loans and gain on sales of loans, which are specifically excluded from the scope of Topic 606. The portion of revenue in scope of Topic 606 is included in noninterest income on the condensed consolidated statements of income.

The portion of our noninterest income which is in scope of Topic 606 includes fees from deposit customers for transaction-based fees, account maintenance charges, and overdraft services. Transaction-based fees include items such as ATM and ACH fees, overdraft and stop payment charges, and are recognized at the time such transactions are executed and our service has been fulfilled. Account maintenance charges, which are primarily monthly fees, are earned over the course of the month, which represents the period through which we satisfy our performance obligation. Overdraft fees are recognized at the time the overdraft occurs. Service charges are typically withdrawn from the customer’s account balance.

The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$540	$215
Other income	42	9
Total noninterest income, in-scope	582	224
Noninterest income, not in-scope:
Gain on sale of loans	928	247
Net servicing fees	234	153
Change in fair value of equity securities	35	(66)
Other income	343	11
Total noninterest income, not in-scope	1,540	345
Total noninterest income	$2,122	$569

NOTE 17. EQUITY

Dividends

Total quarterly cash dividends declared were $0.20 per share for the three months ended March 31, 2019 and 2018. Total cash dividends paid during the quarter ended March 31, 2019 and 2018 were $2.4 million and $1.5 million.

Stock Repurchase Plan

On December 3, 2018, we announced a stock repurchase plan, providing for the repurchase of up to 1.2 million shares, or approximately 10%, of our then outstanding shares (the "repurchase plan"). The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors management deems appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate us to purchase any particular number of shares.

During the first quarter of 2019, we repurchased 315,946 shares at an average price of $21.55 per share under the repurchase plan. Since the plan was announced, we have repurchased a total of 352,229 shares at an average price of $21.57 per share. The remaining number of shares authorized to be repurchased under this plan is 847,771 shares at March 31, 2019.

NOTE 18. SUBSEQUENT EVENTS

On April 25, 2019, we declared a $0.20 cash dividend payable on May 23, 2019 to shareholders of record as of May 9, 2019.

We have received all requisite regulatory approvals and have taken steps to consolidate certain branch offices as follows: (i) our Little Tokyo branch, located at 420 East Third Street, Suite 100, Los Angeles, California 90013, will be consolidated with and into our 6th and Figueroa branch, located at 888 W. 6th Street, Suite 200, Los Angeles, California 90017, and (ii) our San Diego branch, located at 12730 High Bluff Drive, Suite 100, San Diego, California 92130, will be consolidated with and into our Carlsbad branch located at 5857 Owens Avenue, Suite 106, Carlsbad, California 92008. In addition, we plan to convert the San Diego branch to a loan center. The events are planned to be effective at the close of business on May 17, 2019. We expect the consolidation of these branches to result in one-time charges of approximately $400 thousand and annualized cost savings of $300 thousand starting in the second quarter of 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at March 31, 2019 and December 31, 2018, and our condensed consolidated results of operations for the quarter ended March 31, 2019, December 31, 2018, and March 31, 2018. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with this MD&A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within in the meaning of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections and assumptions concerning future results and events. Forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements involve risks and uncertainties and are based on management's beliefs and assumptions and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words or phrases such as "aim," "can," "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "hope," "intend," "plan," "potential," "project," "will likely result," "continue," "seek," "shall," "possible," "projection," "optimistic," and "outlook," and variations of these words and similar expressions or the negative version of those words or phrases.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, or San Diego Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•
Inability of our framework to manage risks associated with our business, including but not limited to operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

For a more detailed discussion of some of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and particularly, Item 1A, titled “Risk Factors.”

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events and specifically disclaims any obligation to revise or update such forward-looking statements for any reason, except as may be required by applicable law. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Overview

First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank, on a stand-alone basis.

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves primarily commercial and consumer clients in diverse communities and specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 11 full service branches, and 1 lending office located in Los Angeles, Orange and San Diego Counties.

Effective July 31, 2018, we acquired Pacific Commerce Bancorp (“PCB”) and its wholly-own subsidiary bank, Pacific Commerce Bank by merger in an all-stock transaction. In connection therewith, we issued, in the aggregate, 4,386,816 shares of our common stock in exchange for all of the outstanding shares of PCB common stock and replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. Refer to Note 2 - Business Combination in the unaudited condensed consolidated financial statements.

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”) and, as a result, the FDIC also has examination authority over the Bank.

First Choice Bancorp stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Recent Developments

Branch Operations Consolidation Effective May 17, 2019

We have received all requisite regulatory approvals and have taken steps to consolidate certain branch offices as follows: (i) our Little Tokyo branch will be consolidated with and into our 6th and Figueroa branch, and (ii) our San Diego branch will be consolidated with and into our Carlsbad branch. In addition, we plan to convert the San Diego branch to a loan center. These events are planned to be effective at the close of business on May 17, 2019. We expect the consolidation of these branches will result in one-time charges of approximately $400 thousand and estimated annualized cost savings of $300 thousand which will begin during the second quarter of 2019.

Financial Highlights

Financial Performance

•
Net income increased $4.6 million to $7.0 million, or $0.59 per diluted share, for the first quarter of 2019, compared to $6.7 million, or $0.56 per diluted share, for the fourth quarter of 2018 and $2.4 million, or $0.33 per diluted share, for the first quarter of 2018.

•
Annualized return on average assets and average equity was 1.87% and 11.45% for the first quarter of 2019, compared to 1.70% and 10.76% for the fourth quarter of 2018, and 1.08% and 8.98% for first quarter of 2018.

During the first quarter of 2019, our annualized return on average tangible equity was 16.89%, compared to 15.91% for the fourth quarter of 2018 and 8.98% for the first quarter of 2018. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

•
Net interest margin increased 16 basis points to 5.50% for the first quarter of 2019 compared to the fourth quarter of 2018 due mostly the impact of the increase in average market rates. The net interest margin increased 112 basis points for the first quarter of 2019 compared to 4.38% for the first quarter of 2018. The net interest margin expansion compared to the same year-ago quarter is primarily attributed to the rise in market interest rates combined with our ability to reprice new loan production at the higher rates, the higher yield on the loan portfolio acquired from PCB and an improved funding mix.

•
The average cost of funds increased 7 basis points to 85 basis points for the first quarter of 2019 compared to 78 basis points for the fourth quarter of 2018. The average cost of funds was 85 basis points for the first quarter of 2019 and 2018. Our overall funding costs remained flat primarily due to the improved funding mix offset by rising market interest rates. Average noninterest-bearing deposits represented 46.1% of average total deposits for the first quarter of 2019, compared to 43.8% and 28.2% of average total deposits for the fourth quarter of 2018 and the first quarter of 2018.

•
Our operating efficiency ratio was 50.2% for the first quarter of 2019, compared with 51.4% for the fourth quarter of 2018 and 66.0% for the first quarter of 2018. Excluding the impact of the merger, integration and public company registration costs, our operating efficiency ratio was 47.4% for the fourth quarter of 2018 and 62.3% for the first quarter of 2018. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

•
Total consolidated assets increased $27.3 million to $1.65 billion at March 31, 2019 from $1.62 billion at December 31, 2018. Total loans held for investment increased $22.6 million to $1.27 billion at March 31, 2019 since year-end. Average loans during the first quarter of 2019 increased $6.5 million or 0.5% over the quarter ended December 31, 2018.

•
Total consolidated liabilities increased $27.2 million to $1.40 billion at March 31, 2019 from $1.37 billion at December 31, 2018. Since December 31, 2018, total deposits decreased $37.2 million to $1.22 billion and total borrowings increased $60.8 million to $174.2 million at March 31, 2019. Noninterest-bearing demand deposits totaled $535.9 million, or 44.1% of total deposits, at March 31, 2019, compared to $546.7 million, or 43.7% of total deposits at December 31, 2018.

•
Total consolidated equity increased $66 thousand during the first quarter of 2019 to $248.1 million at March 31, 2019 due to net income of $7.0 million and the vesting and exercise of equity awards of $1.7 million, offset by stock repurchases of $6.8 million and cash dividends of $2.4 million.

Credit Quality

•
Non-performing assets totaled $1.7 million at March 31, 2019 and December 31, 2018, and represented 0.10% and 0.11% of total assets. Non-performing loans were $1.7 million at March 31, 2019 and December 31, 2018, and represented 0.13% and 0.14% of loans held for investment.

•
The provision for loan losses was $350 thousand during the first quarter of 2019, as compared to $200 thousand during the first quarter of 2018. The increase during the quarter was primarily the result of organic loan growth. During the first quarter of 2019, net recoveries were $20 thousand.

Capital & Growth Strategy

•
The Company and the Bank remain well-capitalized. At March 31, 2019, the Bank had a total risk-based capital ratio of 14.45% and a Tier 1 common to risk weighted assets ratio of 13.51%; compared to a total risk-based capital ratio of 14.18% and a Tier 1 common to risk weighted assets ratio of 13.26% at December 31, 2018.

•	At March 31, 2019, our tangible book value per share was $14.45 compared to $14.33 at December 31, 2018. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

Non-GAAP Financial Measures

This following tables present non-GAAP financial measures for: (1) efficiency ratio, (2) adjusted efficiency ratio, (3) adjusted net income, (4) adjusted return on average assets, (5) adjusted return on average equity, (6) return on average tangible common equity, (7) adjusted return on average tangible common equity, (8) tangible equity to tangible asset ratio, and (9) tangible book value per share. We believe the presentation of certain non-GAAP financial measures assists investors in evaluating our financial results. These non-GAAP financial measures are used by management, the Board and investors on a regular basis, in addition to our GAAP results, to facilitate the assessment of our financial performance. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our consolidated financial condition and consolidated results of operations relative to our peers. In particular, the use of return on average tangible equity, tangible equity to asset ratio, and tangible book value per share is prevalent among banking regulators, investors and analysts. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Efficiency Ratio (non-GAAP)	(dollars in thousands)
Noninterest expense (numerator)	$10,700	$10,840	$6,683
Less: Merger, integration and public company registration costs	—	859	374
Adjusted noninterest expense (numerator)	$10,700	$9,981	$6,309

Net interest income (denominator)	$19,192	$19,502	$9,552
Plus: Noninterest income	2,122	1,570	569
Total net interest income and noninterest income (denominator)	$21,314	$21,072	$10,121

Efficiency ratio (non-GAAP)	50.2%	51.4%	66.0%
Adjusted efficiency ratio (non-GAAP)	50.2%	47.4%	62.3%

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Return on Average Assets, Equity, and Tangible Equity	(dollars in thousands)
Net income	$7,008	$6,713	$2,379
Add: After-tax merger, integration and public company registration costs	—	606	352
Adjusted net income (non-GAAP)	$7,008	$7,319	$2,731

Average assets	$1,523,257	$1,562,174	$894,457
Average shareholders’ equity	248,168	247,526	107,389
Less: Average intangible assets	79,928	80,125	—
Average tangible common equity (non-GAAP)	$168,240	$167,401	$107,389

Return on average assets (1)	1.87%	1.70%	1.08%
Adjusted return on average assets (non-GAAP) (1)	1.87%	1.86%	1.24%
Return on average equity (1)	11.45%	10.76%	8.98%
Adjusted return on average equity (non-GAAP) (1)	11.45%	11.73%	10.32%
Return on average tangible common equity (non-GAAP) (1)	16.89%	15.91%	8.98%
Adjusted return on average tangible equity (non-GAAP) (1)	16.89%	17.35%	10.32%

(1)	Computed on an annualized basis based on number of days for reporting period.

	March 31, 2019	December 31, 2018
Tangible Common Equity Ratio/Tangible Book Value Per Share	(in thousands, except share and per share data)
Shareholders’ equity	$248,135	$248,069
Less: Intangible assets	79,805	80,001
Tangible common equity (non-GAAP)	$168,330	$168,068

Total assets	$1,649,759	$1,622,501
Less: Intangible assets	79,805	80,001
Tangible assets (non-GAAP)	$1,569,954	$1,542,500

Equity to asset ratio	15.04%	15.29%
Tangible common equity to tangible asset ratio (non-GAAP)	10.72%	10.90%

Book value per share	$21.30	$21.16
Tangible book value per share (non-GAAP)	$14.45	$14.33
Shares outstanding	11,650,020	11,726,074

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, provision for loan losses, noninterest income and noninterest expense.

The comparability of financial information is affected by the acquisition of PCB on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements for periods after July 31, 2018.

First Quarter of 2019 Compared to Fourth Quarter of 2018

Net income was $7.0 million, or $0.59 per diluted share, for the quarter ended March 31, 2019 compared to $6.7 million, or $0.56 per diluted share, for the quarter ended December 31, 2018. The $295 thousand increase in net income was a result of higher noninterest income of $552 thousand, lower provision for loan losses of $50 thousand, and lower noninterest expense of $140 thousand, offset by lower net interest income of $310 thousand and higher income tax expense of $137 thousand. Net income for the quarter ended December 31, 2018 included after-tax merger, integration and public company registration expenses of $606 thousand or $0.05 per diluted share; there were no similar costs for the quarter ended March 31, 2019.

For the quarter ended March 31, 2019, the return on average assets was 1.87% and the return on average tangible common equity was 16.89% compared to 1.70% and 15.91% for the quarter ended December 31, 2018.

First Quarter of 2019 Compared to First Quarter of 2018

Net income was $7.0 million, or $0.59 per diluted share, for the quarter ended March 31, 2019 compared to $2.4 million, or $0.33 per diluted share, for the quarter ended March 31, 2018. The $4.6 million increase in net income was primarily a result of higher net interest income of $9.6 million resulting from higher average interest-earning assets of $530.7 million. The average interest-earning asset growth was primarily from the PCB acquisition and organic loan growth since the end of the first quarter of 2018. In addition, noninterest income increased $1.6 million due to including PCB's operations since the acquisition date and higher loan sale gains. These increases were offset partially by higher noninterest expense of $4.0 million, including increases in all overhead categories and the addition of core deposit intangible amortization expense due to the PCB acquisition, partially offset by a decrease in merger, integration and public company registration expenses. Net income for the quarter ended March 31, 2018 included after-tax merger, integration and public company registration expenses of $352 thousand or $0.05 per diluted share; there were no similar costs for the quarter ended March 31, 2019.

For the quarter ended March 31, 2018, the return on average assets was 1.08% and the return on average tangible common equity was 8.98%

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

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(in thousands)
Loans (1)	$1,280,743	$20,916	6.62%	$1,274,253	$20,838	6.49%	$774,292	$10,621	5.56%
Investment securities	37,094	236	2.58%	35,890	224	2.48%	39,505	239	2.46%
Deposits in other financial institutions	80,800	427	2.14%	120,553	682	2.24%	67,059	260	1.57%
Federal funds sold/resale agreements	3,000	18	2.43%	3,000	15	1.98%	—	—	—%
FHLB and other bank stock	13,891	242	7.07%	13,890	326	9.31%	3,933	69	7.10%
Total interest-earning assets	1,415,528	21,839	6.26%	1,447,586	22,085	6.05%	884,789	11,189	5.13%

Noninterest-earning assets	107,729			114,588			9,668
Total assets	$1,523,257			$1,562,174			$894,457

Interest-bearing liabilities:
Interest checking	$118,882	$309	1.05%	$148,935	$408	1.09%	$191,281	$504	1.07%
Money market accounts	271,980	868	1.29%	281,829	873	1.23%	91,144	164	0.73%
Savings accounts	34,357	62	0.73%	41,358	72	0.69%	69,611	151	0.88%
Time deposits	231,064	1,005	1.76%	254,905	1,078	1.68%	175,588	616	1.42%
Total interest-bearing deposits	656,283	2,244	1.39%	727,027	2,431	1.33%	527,624	1,435	1.10%
Short-term and other borrowings	36,123	230	2.58%	4,321	26	2.38%	47,814	189	1.58%
Senior secured notes	11,894	173	5.90%	8,727	126	5.73%	1,122	13	4.77%
Total interest-bearing liabilities	704,300	2,647	1.52%	740,075	2,583	1.38%	576,560	1,637	1.15%

Noninterest-bearing liabilities:
Demand deposits	561,868			566,276			206,752
Other liabilities	8,921			8,297			3,756
Shareholders’ equity	248,168			247,526			107,389

Total liabilities and shareholders' equity	$1,523,257			$1,562,174			$894,457

Net interest spread		$19,192	4.74%		$19,502	4.67%		$9,552	3.98%
Net interest margin			5.50%			5.34%			4.38%

Total deposits	$1,218,151	$2,244	0.75%	$1,293,303	$2,431	0.75%	$734,376	$1,435	0.79%
Total funding sources	$1,266,168	$2,647	0.85%	$1,306,351	$2,583	0.78%	$783,312	$1,637	0.85%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $231 thousand, $154 thousand and $31 thousand related to the accretion of net deferred loan fees and $1.0 million, $1.4 million and $170 thousand related to accretion of discounts for the quarter ended March 31, 2019, December 31, 2018 and March 31, 2018.

Rate/Volume Analysis

The volume and interest rate variance table below sets forth the dollar difference in interest earned for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated, and the amount of such change attributable to changes in average balances (volume) or in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are allocated proportionately based on the amounts of the individual rate and volume changes.

	Three Months Ended
	March 31, 2019 vs. December 31, 2018			March 31, 2019 vs. March 31, 2018
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:	(in thousands)
Interest and fees on loans	$16	$62	$78	$7,971	$2,324	$10,295
Interest on investment securities	6	6	12	(15)	12	(3)
Interest on deposits in financial institutions	(226)	(26)	(252)	78	107	185
Dividends on FHLB and other stock	—	(84)	(84)	173	—	173
Change in interest income	(204)	(42)	(246)	8,207	2,443	10,650

Interest expense:
Savings, interest checking and money market accounts	(137)	23	(114)	255	165	420
Time deposits	(120)	47	(73)	223	166	389
Borrowings	300	(49)	251	(4)	205	201
Change in interest expense	43	21	64	474	536	1,010

Change in net interest income	$(247)	$(63)	$(310)	$7,733	$1,907	$9,640

First Quarter of 2019 Compared to Fourth Quarter of 2018

Net interest income for the quarter ended March 31, 2019 was $19.2 million, a decrease of $310 thousand, from $19.5 million for the quarter ended December 31, 2018 due to lower interest income of $246 thousand and higher interest expense of $64 thousand. The decrease in interest income was due primarily to two less days in the current quarter compared to the prior quarter and lower levels of interest income on correspondent bank balances, dividend income from the FHLB, and net discount accretion on acquired loans. Interest income was positively impacted by higher average loan balances and higher loan yields. The increase in interest expense includes higher borrowing costs of $251 thousand due to higher average balances and higher rates offset by lower deposit costs of $187 thousand due mainly to lower average interest-bearing deposits balances.

Our net interest margin for the quarter ended March 31, 2019 increased 16 basis points to 5.50% from 5.34% for the quarter ended December 31, 2018 due primarily to higher loan yields offset partially by higher funding costs. The loan yield for the quarter ended March 31, 2019 increased 13 basis points to 6.62% from 6.49% for the quarter ended December 31, 2018. The higher loan yield was driven by higher market rates on new loan production and loan repricing and was partially offset by lower accretion of net discounts on acquired loans. Scheduled and accelerated accretion of net discounts on loans acquired in the PCB acquisition and prepayment penalties contributed $1.3 million, or 38 basis points to the net interest margin for the quarter ended March 31, 2019, compared to $1.6 million, or 43 basis points for the quarter ended December 31, 2018. The net interest margin for the quarter ended December 31, 2018 also benefited from a special $100 thousand FHLB dividend which increased the net interest margin by 3 basis points. There was no special FHLB dividend during the quarter ended March 31, 2019. Excluding the impact of scheduled and accelerated accretion and the special FHLB dividend, our core net interest margin expanded 24 basis point to 5.12% compared to 4.88% for the prior quarter.

Our average cost of funds increased 7 basis points to 0.85% for the quarter ended March 31, 2019 compared to the quarter ended December 31, 2018 due in part to the mix of our interest-bearing funding sources and higher market interest rates. Average total borrowings increased $35.0 million while average interest-bearing deposits decreased $70.7 million. Our cost of interest-bearing liabilities increased 14 basis points to 1.52%, including a 6 basis point increase in interest-bearing deposit costs to 1.39%, for the quarter ended March 31, 2019 compared to the prior quarter. Average noninterest-bearing deposits totaled $561.9 million and represented 46.1% of average total deposits for the quarter ended March 31, 2019 compared to $566.3 million and 43.8% of total average deposits for the quarter ended December 31, 2018.

First Quarter of 2019 Compared to First Quarter of 2018

Net interest income increased $9.6 million to $19.2 million for the quarter ended March 31, 2019 when compared to the same period of 2018 due to higher interest income of $10.7 million offset by higher interest expense of $1.0 million. The increase in interest income was driven by higher average interest-earning assets of $1.42 billion for the quarter ended March 31, 2019, a $530.7 million increase compared to average interest-earning assets of $884.8 million for the same 2018 period. The average interest-earning asset growth was primarily from the PCB acquisition, which added $399.8 million net loans at the time of acquisition, and organic loan growth since the end of the first quarter of 2018. Average loan balances increased $506.5 million to $1.28 billion for the quarter ended March 31, 2019 compared to $774.3 million for the same 2018 period.

Our net interest margin increased 112 basis points to 5.50% for the quarter ended March 31, 2019 compared to 4.38% for the same 2018 period. The increase in net interest margin was driven by higher market rates on new loan production and loan repricing, higher accelerated accretion of discounts due to early loan payoffs, and scheduled accretion of discounts on acquired PCB loans. For the quarter ended March 31, 2019, interest income included scheduled accretion and accelerated discount accretion and prepayment penalties due to early payoffs of loans of $1.3 million, which expanded the net interest margin by 38 basis points; this compared to $19 thousand for the same 2018 period. Our average cost of funds remained unchanged at 0.85% for the quarter ended March 31, 2019 compared to the quarter ended March, 31 2018.

The average yield on interest-earning assets was 6.26% for the quarter ended March 31, 2019 compared to 5.13% for the same 2018 period. Our loan yield was 6.62% for the first quarter of 2019 compared to 5.56% for the same 2018 period. The increase in the loan yield was driven by higher market interest rates and higher net discount accretion and prepayment penalties. The discount accretion from acquired loans, and accelerated discount accretion and prepayment penalties due to early loan payoffs increased our loan yield 41 basis points for the quarter ended March 31, 2019.

Our average cost of funds remained unchanged at 0.85% for the quarter ended March 31, 2019 and 2018 due to an improved funding mix as a result of the PCB acquisition offset by an increase in the cost of interest-bearing liabilities. Average noninterest-bearing deposits totaled $561.9 million and represented 46.1% of average total deposits for the quarter ended March 31, 2019 compared to $206.8 million and 28.2% of total average deposits for the same 2018 period. Average funding sources totaled $1.27 billion for the quarter ended March 31, 2019 compared to $783.3 million for the same 2018 period. Average interest-bearing liabilities were $704.3 million during the quarter ended March 31, 2019 compared to $576.6 million for the same 2018 period and our cost of interest-bearing liabilities increased 37 basis points to 1.52% from the year-ago quarter. Average senior secured notes increased $10.8 million to $11.9 million for the quarter ended March 31, 2019 as we used the funds for corporate initiatives including share repurchases, dividends, operational costs, and merger, integration and public company registration costs.

Provision for Loan Losses

We maintain an allowance for loan losses, which we also refer to as the allowance, at a level we believe is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. At March 31, 2019, the allowance for loan losses was $11.4 million, or 0.90% of loans held for investment, compared to $11.1 million, or 0.88% of loans held for investment at December 31, 2018. The increase in the allowance at March 31, 2019 results primarily from $350 thousand in provision for loan losses. The increase in the allowance for loan losses as a percentage of loans held for investment at March 31, 2019 as compared to December 31, 2018 primarily relates to net growth in the loan portfolio. The net carrying value of loans acquired through the acquisition of PCB includes a remaining net discount of $8.7 million at March 31, 2019, which represents 68 basis points of total gross loans.

The provision for loan losses totaled $350 thousand for the quarter ended March 31, 2019 compared to $400 thousand for the quarter ended December 31, 2018 and $200 thousand for the quarter ended March 31, 2018. The provisions for loan losses were primarily the result of organic loan growth and, to a lesser extent, renewals of acquired loans included in the portfolio.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Gain on sale of loans	$928	$639	$247
Service charges and fees on deposit accounts	540	437	215
Net servicing fees	234	191	153
Other income (loss)	420	303	(46)
Total noninterest income	$2,122	$1,570	$569

First Quarter of 2019 Compared to Fourth Quarter of 2018

Noninterest income for the quarter ended March 31, 2019 was $2.1 million, an increase of $552 thousand from $1.6 million for the quarter ended December 31, 2018 due to higher net earnings for all of the categories. We sold 14 SBA loans with a net carrying value of $18.6 million at an average premium percentage of 5.0%, resulting in a gain of $928 thousand for the first quarter of 2019. This compares to 19 SBA loans sold with a net carrying value of $13.8 million at an average premium percentage of 4.6%, resulting in a gain of $639 thousand for the quarter ended December 31, 2018.

Service charges and fees on deposit accounts increased $103 thousand in the first quarter of 2019 due to waiving deposit fees for PCB customers for one month in the prior quarter in recognition of the system integration work completed in 2018. Net servicing fees increased $43 thousand. During the quarter ended March 31, 2019 and December 31, 2018 contractually-specified servicing fees were $445 thousand and $471 thousand. Offsetting these servicing fees was amortization of the servicing assets of $211 thousand and $280 thousand. The decrease in amortization of the servicing asset was due to lower amortization from early loan pay-offs totaling $92 thousand for quarter ended March 31, 2019 compared to $162 thousand for the quarter ended December 31, 2018.

Other income for the quarter ended March 31, 2019 included a Bank Enterprise Award of $233 thousand from the U.S. Treasury’s Community Development Financial Institutions Fund to recognize our efforts in providing affordable housing development and small business loans within distressed communities; there was no similar income in the prior quarter. Conversely, the quarter ended December 31, 2018 included a $92 thousand cash return from an equity investment for which there was no similar income in the quarter ended March 31, 2019.

First Quarter of 2019 Compared to First Quarter of 2018

Noninterest income increased $1.6 million to $2.1 million for the quarter ended March 31, 2019 compared to $569 thousand for the quarter ended March 31, 2018 due to higher net earnings for all of the categories. Gain on the sale of loans increased $681 thousand for the quarter ended March 31, 2019 compared to the same 2018 period due to a higher loan sale volume. The quarter ended March 31, 2019 had 14 loan sales of $18.6 million compared to 3 loans sold with a net carrying value of $2.8 million at an average premium percentage of 8.9%, resulting in a gain of $247 thousand for the same 2018 period.

The increase in services charges and fees on deposit accounts and net servicing fees was due mostly to the impact of the PCB acquisition. Services charges and fees on deposit accounts increased $325 thousand due to a higher volume of transaction-based accounts and account balances as a result of the PCB acquisition; average non-maturity deposit account balances totaled $987.1 million for the quarter ended March 31, 2019 compared to $558.8 million for the same 2018 period. Additionally, we continue to build new customer relationships that are taking advantage of our treasury management services. The increase in net servicing fees was due to higher servicing fee income offset by higher amortization expense of our servicing assets. Our SBA loan servicing portfolio averaged $197.7 million for the quarter ended March 31, 2019 compared to $140.3 million for the same 2018 period. The increase in our SBA loan servicing portfolio related to the acquisition of PCB which contributed $73.8 million to the portfolio of serviced SBA loans on the date of acquisition. During the quarter ended March 31, 2019 and 2018 contractually-specified servicing fees were $445 thousand and $318 thousand. Offsetting these servicing fees was amortization of the servicing assets of $211 thousand and $165 thousand. The increase in amortization of the servicing asset was attributed to the additional amortization related to the servicing asset acquired in the PCB acquisition. In addition, this amortization includes amortization expense related to early loan pay-offs of $92 thousand for the quarter ended March 31, 2019 and $87 thousand for the same 2018 period.

Other income increased $466 thousand to $420 thousand for the quarter ended March 31, 2019 from a loss of $46 thousand for the same 2018 period. The increase is attributed primarily to i) unrealized gains recognized on the equity securities with a readily determinable fair value compared to an unrealized losses for the same 2018 period, ii) income of $26 thousand recognized from Bank Owned Life Insurance ("BOLI") acquired from PCB for which there was no similar income for the same 2018 period, and iii) the aforementioned Bank Enterprise Award of $233 thousand for which there was no similar income in the same 2018 period.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Salaries and employee benefits	$6,223	$5,530	$4,020
Occupancy and equipment	1,429	1,077	526
Data processing	604	757	421
Professional fees	419	515	304
Office, postage and telecommunications	272	297	192
Deposit insurance and regulatory assessments	195	121	111
Loan related	214	155	84
Customer service related	477	416	140
Merger, integration and public company registration costs	—	859	374
Amortization of core deposit intangible	196	199	—
Other expenses	671	914	511
Total noninterest expense	$10,700	$10,840	$6,683

First Quarter of 2019 Compared to Fourth Quarter of 2018

Noninterest expense for the quarter ended March 31, 2019 decreased $140 thousand to $10.7 million from $10.8 million for the quarter ended December 31, 2018. The decrease was primarily attributable to lower merger, integration and public company registration costs of $859 thousand offset by higher salaries and employee benefits of $693 thousand and higher occupancy and equipment expenses of $352 thousand. Salaries and employee benefits increased due primarily to seasonally higher first quarter payroll taxes and lower deferral of loan origination costs. Occupancy and equipment expenses include a $400 impairment charge related to the right-of-use assets for operating leases and fixed assets for the anticipated branch consolidation for which there was no similar charge in the quarter ended December 31, 2018.

First Quarter of 2019 Compared to First Quarter of 2018

Noninterest expense for the quarter ended March 31, 2019 was $10.7 million, an increase of $4.0 million from $6.7 million for the same 2018 period. The increase in all of the overhead expense categories is due to including PCB's operations since the date of acquisition offset partially by the decrease in merger, integration and public company registration costs. Salaries and employee benefits increased $2.2 million due primarily to the growth in headcount resulting from the PCB acquisition. During the quarter ended March 31, 2019, we had an average of 177 full time equivalent ("FTE") employees compared to an average of 111 FTE employees for the same 2018 period. Occupancy and equipment costs increased $903 thousand due to the additional occupancy costs associated with the six branches added in the PCB acquisition and the previously described $400 thousand impairment charge related to the anticipated branch consolidations. Data processing increased $183 thousand due to increases in transaction volume from both organic growth and the PCB acquisition. Professional fees increased $115 thousand due to increases in legal, consulting and audit fees for enhancements of policies, procedures and internal controls as we transitioned to a publicly-traded company. In connection with the PCB acquisition, we established a core deposit intangible (CDI) asset of $6.9 million. Amortization of our CDI was $196 thousand for the quarter ended March 31, 2019; there was no similar expense for the same 2018 period.

Income Taxes

Income tax expense was $3.3 million, $3.1 million and $859 thousand for the quarter ended March 31, 2019, December 31, 2018 and March 31, 2018. The effective tax rates were 31.7% for the quarter ended March 31, 2019 and December 31, 2018, and 26.5% for the quarter ended March 31, 2018. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective quarterly reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

Total assets at March 31, 2019 were $1.65 billion, an increase of $27.3 million from $1.62 billion at December 31, 2018. This increase is primarily due to i) the $22.2 million increase in loans held for investment, net to $1.26 billion at March 31, 2019 from $1.24 billion at December 31, 2018, ii) the $13.3 million increase in cash and cash equivalents, and iii) the $5.3 million increase in operating lease right-of-use assets, net with the adoption of the new lease accounting standard (ASC 842) effective January 1, 2019, offset by the $9.9 million decrease in loans held for sale and the $1.8 million decrease in deferred tax assets.

Total liabilities at March 31, 2019 were $1.40 billion, an increase of $27.2 million, from $1.37 billion at December 31, 2018. Total deposits decreased $37.2 million to $1.22 billion at March 31, 2019. Other short-term borrowings increased $55.0 million to $160.0 million at March 31, 2019. Other liabilities include operating lease liabilities of $5.6 million that were recognized with the adoption of the new lease accounting standard (ASC 842) effective January 1, 2019. Additionally, senior secured notes increased $5.8 million to $14.2 million at March 31, 2019. We used the funds for share repurchases and operational costs during 2019.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold. Cash and cash equivalents totaled $210.7 million at March 31, 2019, an increase of $13.3 million from December 31, 2018. The increases in cash and cash equivalents during the quarter ended March 31, 2019 were primarily attributable to increases in brokered time deposits and short-term borrowings.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	March 31, 2019		December 31, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$8,729	30.0%	$8,844	29.9%
Collateralized mortgage obligations	11,140	38.4%	11,461	38.8%
SBA pools	9,195	31.6%	9,238	31.3%
	$29,064	100.0%	$29,543	100.0%

	March 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$3,341	62.9%	$3,340	62.8%
Mortgage-backed securities	1,970	37.1%	1,982	37.2%
	$5,311	100.0%	$5,322	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2019:

	March 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(in thousands)
Mortgage-backed securities	$—	$—	$—	$8,729	$8,729
Collateralized mortgage obligations	—	—	—	11,140	11,140
SBA pools	—	—	—	9,195	9,195
	$—	$—	$—	$29,064	$29,064
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.54%	2.54%
Collateralized mortgage obligations	—%	—%	—%	2.34%	2.34%
SBA pools	—%	—%	—%	2.56%	2.56%
	—%	—%	—%	2.47%	2.47%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "After Ten Years" category.

	March 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(in thousands)
U.S. Government and agency securities	$—	$3,341	$—	$—	$3,341
Mortgage-backed securities	—	—	—	1,970	1,970
	$—	$3,341	$—	$1,970	$5,311
Weighted average yield:
U.S. Government and agency securities	—%	2.06%	—%	—%	2.06%
Mortgage-backed securities	—%	—%	—%	2.81%	2.81%
	—%	—%	—%	2.81%	2.33%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "After Ten Years" category.

At March 31, 2019, no issuer represented 10% or more of our shareholders’ equity. At March 31, 2019, securities held-to-maturity with a carrying amount of $5.3 million were pledged to the Federal Reserve Bank as collateral for a $5.0 million line of credit. There were no borrowings under this line of credit for the quarter ended March 31, 2019.

Loans

Loans are the single largest contributor to our net income. It is our goal to continue to grow the balance sheet through the origination and acquisition of loans. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and disciplined loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Our lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The following table shows the composition of our loan portfolio as of the date indicated:

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Construction and land development	$185,798	14.6%	$184,177	14.7%
Real estate:
Residential	54,841	4.3%	57,443	4.6%
Commercial real estate - owner occupied	186,696	14.7%	179,494	14.3%
Commercial real estate - non-owner occupied	382,115	30.0%	401,665	32.2%
Commercial and industrial	307,175	24.1%	281,718	22.5%
SBA loans	156,781	12.3%	146,462	11.7%
Consumer	163	—%	159	—%
Loans held for investment, net of discounts	$1,273,569	100.0%	$1,251,118	100.0%
Net deferred origination costs (fees)	8		(137)
Loans held for investment	1,273,577		1,250,981
Allowance for loan losses	(11,426)		(11,056)
Loans held for investment, net	$1,262,151		$1,239,925

At March 31, 2019, loans held for investment increased $22.6 million to $1.27 billion at March 31, 2019 from $1.25 billion at December 31, 2018. Changes in the loan portfolio during the three months ended March 31, 2019 included increases of $1.6 million in construction and land development loans, $25.5 million in commercial and industrial loans, and $10.3 million in SBA loans, offset by decrease of $12.3 million in commercial real estate loans ("CRE") and $2.6 million in residential loans. The diversification and portfolio composition remained similar as of March 31, 2019 compared to year end, however commercial real estate (non-owner occupied) loans decreased to 30.0% of total loans held for investments, net of discounts compared to 32.2% at year end and commercial and industrial loans increased to 24.1% of total loans held for investments, net of discounts compared to 22.5% at year end.

As of March 31, 2019 and December 31, 2018, loans secured by non-owner occupied commercial real estate represented 292% and 309% of our total risk-based capital (as defined by the federal bank regulators) and below our internal policy limit of 350% of risk-based capital. In addition, as of March 31, 2019 and December 31, 2018, total loans secured by commercial real estate under construction and land development represented 105% and 108% of our total risk-based capital and also below our internal policy of 150% of risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, our single largest concentration of CRE loans is to hospitality owners, which comprised 10.8% and 13.8% of total commercial real estate loans at March 31, 2019 and December 31, 2018. Some of the members of our Board of Directors are active in the hospitality sector and are therefore able to provide referrals for financing on hotel properties. There are no loans to any of our board members, nor to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital. At March 31, 2019 and December 31, 2018, hospitality loans represented approximately 50.6% and 61.2% of our risk-based capital. At March 31, 2019 and December 31, 2018, total commitments to fund hospitality loans represented approximately 53.0% and 64.0% of our risk-based capital.

We offer small business loans through the SBA’s 7(a) program. We originate and service, as well as sell the guaranteed portion of these loans. The SBA’s 7(a) program provides up to a 75% guaranty for loans greater than $150,000. For loans $150,000 or less, the program provides up to an 85% guaranty. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. At March 31, 2019, SBA 7(a) loans totaled $101.8 million, an increase of $1.6 million or 1.6% from $100.2 million at December 31, 2018. In addition, we offer SBA 504 loans and this program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. At March 31, 2019, SBA 504 loans totaled $55.0 million, an increase of $8.7 million, or 18.8%, from $46.3 million at December 31, 2018.

As of March 31, 2019, our SBA portfolio totaled $156.8 million, of which $32.1 million is guaranteed by the SBA and $124.7 million is unguaranteed. Of the $124.7 million unguaranteed SBA portfolio, $30.9 million is secured by industrial/warehouse properties; $28.7 million is secured by hospitality properties; $49.4 million is secured by other real estate types; and $15.7 million is unsecured or secured by business assets. As of December 31, 2018, our SBA portfolio totaled $146.5 million of which $30.3 million is guaranteed by the SBA and $116.2 million is unguaranteed. Of the $116.2 million unguaranteed SBA portfolio, $101.3 million is secured by commercial real estate and $15.0 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral.

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at March 31, 2019:

	March 31, 2019
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(in thousands)
Construction and land development	$—	$131,519	$1,504	$43,675	$—	$9,100	$185,798
Real estate:
Residential	31	818	—	1,680	2,484	49,828	54,841
Commercial real estate - owner occupied	10,752	9,322	19,777	39,422	11,789	95,509	186,571
Commercial real estate - non-owner occupied	29,544	37,547	56,526	102,437	11,818	143,189	381,061
Commercial and industrial	14,992	76,286	25,665	87,167	11,609	90,894	306,613
SBA loans	—	10,187	3,333	17,674	7,829	116,919	155,942
Consumer & other	3	160	—	—	—	—	163
	$55,322	$265,839	$106,805	$292,055	$45,529	$505,439	$1,270,989
PCI loans			1,655	279	10	636	2,580
Total	$55,322	$265,839	$108,460	$292,334	$45,539	$506,075	$1,273,569

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

The following tables present the recorded investment balances of potential problem loans, excluding PCI loans, classified as special mention or substandard, at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$4,065	$—	$5,546	$445	$—	$10,056
Substandard	—	—	—	—	5,568	4,900	—	10,468
Total	$—	$—	$4,065	$—	$11,114	$5,345	$—	$20,524

(1)	At March 31, 2019, substandard loans include $1.7 million of impaired loans. We had no loans classified as doubtful or loss at March 31, 2019.

	December 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(in thousands)
Special Mention	$—	$—	$4,857	$1,133	$8,341	$6,065	$—	$20,396
Substandard	—	—	—	—	3,140	1,817	—	4,957
Total	$—	$—	$4,857	$1,133	$11,481	$7,882	$—	$25,353

(1)	At December 31, 2018, substandard loans include $1.7 million of impaired loans. We had no loans classified as doubtful or loss at December 31, 2018.

Nonperforming Assets. Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”)) plus real estate acquired through foreclosure. The table below reflects the composition of non-performing assets at the periods indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Accruing loans past due 90 days or more	$—	$—
Non-accrual	1,091	1,128
Troubled debt restructurings on non-accrual	579	594
Total nonperforming loans	1,670	1,722
Foreclosed assets	—	—
Total nonperforming assets	$1,670	$1,722
Troubled debt restructurings - on accrual	$325	$327

Nonperforming loans as a percentage of total loans helds for investment	0.13%	0.14%
Nonperforming assets as a percentage of total assets	0.10%	0.11%

At March 31, 2019 and December 31, 2018, one TDR with recorded investment balance of $95 thousand was not performing in accordance with its restructured terms.

The following table shows our nonperforming loans among our different asset categories as of the dates indicated. Nonperforming loans, excluding PCI loans, include nonaccrual loans, loans past due 90 days or more and still accruing interest, and non-accrual TDRs. The balances of nonperforming loans reflect our net investment in these assets.

	March 31, 2019	December 31, 2018
Nonperforming loans:	(in thousands)
Commercial and industrial	$84	$89
SBA loans	1,586	1,633
Total nonperforming loans (1)	$1,670	$1,722
 (1) There were no purchased credit impaired loans on nonaccrual at March 31, 2019 and December 31, 2018.

Troubled Debt Restructurings. At March 31, 2019 and December 31, 2018, we had approximately $904 thousand and $922 thousand in recorded investment in loans identified as TDRs and no specific reserves were allocated for these loans. We have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of March 31, 2019. During the quarters ended March 31, 2019 and 2018, there were no new loan modifications resulting in TDRs.

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

We determine a separate allowance for each loan portfolio segment. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral less estimated selling costs.

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

Portfolio segments identified by us include construction and land development, residential and commercial real estate, commercial and industrial, SBA loans, and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios, collateral type, borrower financial performance, credit scores, and debt-to-income ratios for consumer loans.

In addition, the evaluation of the appropriate allowance for loan losses on purchased non-impaired loans in the various loan segments considers credit discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for loan losses is recorded at the acquisition date. Credit discounts representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to our originated loans; however, we record a provision for loan losses only when the required allowance exceeds any remaining purchase discounts.

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

The table below presents a summary of activity in our allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$11,056	$10,497
Charge-offs:
Commercial and industrial	2	514
SBA loans	—	240
Total charge-offs	2	754
Recoveries:
Commercial and industrial	22	67
Net (recoveries) charge-offs	(20)	687
Provision for loan losses	350	200
Balance, end of period	$11,426	$10,010

Loans held for investment, net of discounts	$1,273,569	$789,898
Average loans	$1,280,743	$774,292
Allowance for loan losses as a percentage of total loans held for investment, net of discounts	0.90%	1.27%
Annualized net (recoveries) charge-offs to average loans	(0.01)%	0.36%

The following table shows the allocation of the allowance for loan losses by loan type:

	March 31, 2019		December 31, 2018
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(in thousands)
Construction and land development	$1,806	14.6%	$1,721	14.7%
Real estate:
Residential	402	4.3%	422	4.6%
Commercial real estate - owner occupied	862	14.7%	734	14.3%
Commercial real estate - non-owner occupied	2,508	30%	2,686	32.2%
Commercial and industrial	4,036	24.1%	3,686	22.5%
SBA loans	1,812	12.3%	1,807	11.7%
Consumer	—	—%	—	—%
	$11,426	100.0%	$11,056	100.0%

PCI Loans. The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three months ended March 31, 2019:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance, December 31, 2018	$2,644	$2,073
Accretion	229	(229)
Payments received	(281)	—
Increase in expected cash flows, net	(12)	90
Balance, March 31, 2019	$2,580	$1,934

Loan Held for Sale. Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At March 31, 2019, loans held for sale were $18.1 million, a decrease of $9.9 million from $28.0 million at December 31, 2018. The decrease in loans held for sale was due to the origination of $10.0 million in loans held for sale, offset by the sale of loans with a carrying value of $18.6 million during the quarter ended March 31, 2019.  At March 31, 2019 and December 31, 2018, loans held for sale consisted entirely of SBA 7a loans. At March 31, 2019 and December 31, 2018, the fair value of loans held for sale totaled $18.5 million and $29.2 million.

Servicing Asset and Loan Servicing Portfolio. We sell loans in the secondary market and, for certain loans retain the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $302.0 million and $288.2 million at March 31, 2019 and December 31, 2018. The loan servicing portfolio includes SBA loans serviced for others of $208.6 million and $198.4 million for which there is a related servicing asset of $3.4 million and $3.2 million at March 31, 2019 and December 31, 2018. Consideration for each SBA loan sale includes the cash received and a related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained, acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned.

In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions of $93.4 million and $89.8 million for which there is no related servicing asset at March 31, 2019 and December 31, 2018.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $6.4 million at March 31, 2019.

Deposits

The following table presents the ending balance and percentage of deposits as of the periods indicated:

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
	(in thousands)
Noninterest-bearing demand	$535,867	44.1%	$546,713	43.7%
Interest-bearing deposits:
Interest checking	112,772	9.3%	129,884	10.4%
Money market	280,308	23.0%	296,085	23.6%
Savings	30,140	2.5%	39,154	3.1%
Retail time deposits	130,827	10.8%	152,121	12.1%
Wholesale time deposits	125,256	10.3%	88,382	7.1%
	$1,215,170	100.0%	$1,252,339	100.0%

Total deposits decreased $37.2 million to $1.22 billion at March 31, 2019 from $1.25 billion at December 31, 2018. Non-maturity deposits decreased $52.8 million offset by an increase in total time deposits of $15.6 million. The decrease in non-maturity deposits, including noninterest-bearing deposits, is attributed primarily to our deposit customers' seasonal cash needs. The increase in time deposits includes a $36.9 million increase in wholesale time deposits offset by a $21.3 million decrease in retail time deposits due to maturities that were not renewed at our current offer rates. Noninterest-bearing deposits totaled $535.9 million and represented 44.1% of total deposits at March 31, 2019 compared to $546.7 million and 43.7% at December 31, 2018.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. Brokered time deposits totaled $100.3 million and had a weighted average maturity of 1.74 years, of which $70.3 million was available to be called at March 31, 2019; this compared to $53.4 million in brokered deposits at December 31, 2018 with a weighted average maturity of 1.9 years and all of which was available to be called. We have an option to call and repay the indicated deposit amounts if rates for newly issued deposits should be lower, or if we no longer have a need for this funding. At March 31, 2019 and December 31, 2018, the weighted average cost on brokered deposits was 2.00% and 1.61%. At March 31, 2019, collateralized time deposits from the State of California totaled $25 million compared to $35 million at December 31, 2018. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Refer to Note 8 - Deposits and Note 9 - Borrowing Arrangements to the Condensed Consolidated Financial Statements.

Our ten largest depositor relationships accounted for approximately 24% and 25% of total deposits at March 31, 2019 and December 31, 2018.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

March 31, 2019
(in thousands)
Three months or less	$41,831
Over three months through six months	18,468
Over six months through twelve months	18,205
Over twelve months	12,757
$91,261

Borrowings

The following table presents the components of borrowings as of the periods indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
FHLB Advances	$140,000	$90,000
Federal funds purchased	20,000	14,998
Short-term borrowings	$160,000	$104,998

Senior secured notes	$14,200	$8,450

Short-term borrowings. In addition to deposits, we use short-term borrowings, such as FHLB advances and Federal fund purchases, as a source of funds to meet the daily liquidity needs of our customers. Short-term borrowings increased to $160.0 million at March 31, 2019 from $105.0 million at December 31, 2018.

Federal Home Loan Bank Secured Line of Credit

At March 31, 2019, the Bank has a secured line of credit of $405.6 million from the FHLB, of which $187.8 million was available. At March 31, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $886.1 million under this borrowing agreement. Overnight borrowings outstanding under this arrangement were $140.0 million and $90.0 million with a fixed interest rate of 2.60% and 2.56% at March 31, 2019 and December 31, 2018. The average balance of short-term borrowings was $35.1 million and $47.4 million for the quarter ended March 31, 2019 and 2018.

In addition, at March 31, 2019, the Bank used another $77.8 million of its secured FHLB borrowing capacity by having the FHLB issue (i) letters of credit to meet collateral requirements for deposits from the State of California and other public agencies and (ii) standby letters of credit as credit enhancement to guarantee the performance of customers to third parties.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $20.0 million and $15.0 million at March 31, 2019 and December 31, 2018. For the quarter ended March 31, 2019, average borrowings totaled $1.1 million with an average interest rate was 2.70%.

Federal Reserve Bank Secured Line of Credit

At March 31, 2019, the Bank has a total secured line of credit of $5.0 million with the Federal Reserve Bank. At March 31, 2019, the Bank had pledged securities held-to-maturity with a carrying value of $5.3 million as collateral for this line. There were no borrowings under this arrangement at or during the periods ended March 31, 2019 and December 31, 2018.

Senior Secured Notes

At March 31, 2019, the outstanding balance under the holding company's senior secured line of credit totaled $14.2 million with an interest rate of 5.75%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $11.9 million with an average interest rate of 5.90% for quarter ended March 31, 2019. At March 31, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit is $10.8 million. In addition, one of our executives is a member of the lending bank's board of directors.

Shareholders’ Equity

Total shareholders’ equity increased $66 thousand to $248.1 million at March 31, 2019 from $248.1 million at December 31, 2018. The increase in shareholders' equity is primarily due net income of $7.0 million and the vesting and exercising equity awards of $1.7 million, offset by the stock repurchases of $6.8 million and cash dividends of $2.4 million.

Liquidity and Capital Resources

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for client credit needs, and to take advantage of investment opportunities as they are presented in the market place. We believe that we currently have the ability to generate sufficient liquidity from its operating activities to meet its funding requirements. As a result of our growth, we may need to acquire additional liquidity to fund our activities in the future.

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand at the holding company, which was approximately $372 thousand at March 31, 2019, a $25.0 million secured line of credit of which $10.8 million was available at March 31, 2019, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. Refer to the Regulatory Capital section for a discussion of dividend limitations at both the holding company and Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds and repos, interest-bearing deposits, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, held-to-maturity securities and loans held for sale) divided by total assets. Using this definition, at March 31, 2019, our liquidity ratio was 16%. Our current policy requires that we maintain a liquidity ratio of at least 15% measured monthly.

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

Additional sources of liquidity available to us at March 31, 2019 included $187.8 million in secured borrowing capacity with the FHLB, $5.0 million in borrowing capacity at the discount window with the Federal Reserve Bank, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $57.0 million.

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

Contractual Obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments at March 31, 2019.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(in thousands)
Deposits without a stated maturity	$959,087	$959,087	$—	$—	$—
Time deposits (1)	256,083	176,724	53,311	26,048	—
Short-term borrowings	160,000	160,000	—	—	—
Senior secured notes	14,200	14,200	—	—	—
Operating lease obligations	5,888	2,151	2,942	795	—
	$1,395,258	$1,312,162	$56,253	$26,843	$—
(1) Includes $100.3 of callable brokered deposits report based on their contractual maturity dates.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. These transactions generally take the form of loan commitments, unused lines of credit and standby letters of credit.

At March 31, 2019, we had unused loan commitments of $343.3 million and standby letters of credit of $4.6 million. At December 31, 2018, we had unused loan commitments of $376.1 million and standby letters of credit of $4.0 million.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules.” The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.50%. The net unrealized gain or loss on investment securities available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2019, the Bank meets all capital adequacy requirements to which it is subject, and is categorized as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category) by the FDIC. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In	For Well Capitalized Requirement
March 31, 2019:
Total Capital (to risk-weighted assets)	14.45%	8.00%	10.500%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.51%	6.00%	8.500%	8.00%
CET1 Capital (to risk-weighted assets)	13.51%	4.50%	7.000%	6.50%
Tier 1 Capital (to average assets)	12.73%	4.00%	4.000%	5.00%

December 31, 2018:
Total Capital (to risk-weighted assets)	14.18%	8.00%	9.875%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.26%	6.00%	7.875%	8.00%
CET1 Capital (to risk-weighted assets)	13.26%	4.50%	6.375%	6.50%
Tier 1 Capital (to average assets)	12.03%	4.00%	4.000%	5.00%

At March 31, 2019, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) and, therefore, are not subject to consolidated capital rules at the bank holding company level.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement from $1 billion to $3 billion. The Relief Act tasks federal banking regulators to develop a community bank leverage ratio (the “CBLR”) applicable to certain depository institutions and depository institution holding companies with total consolidated assets of less than $10 billion.  In February 2019, federal banking regulators proposed that qualifying community banking organizations that maintain a CBLR greater than 9% would be considered to have met the capital requirements for the “well-capitalized” capital category under the applicable agencies’ prompt corrective action frameworks and would no longer be subject to the generally applicable capital rule. The proposed CBLR would be equal to tangible equity (as defined the proposal) divided by average total consolidated assets. We cannot predict whether the 9% CBLR will be adopted as currently proposed.

The ability of the holding company and the Bank to pay dividends is limited by federal and state laws, regulations and policies of their respective banking regulators. California law allows a California corporation, such as the holding company, to pay dividends if our retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if, immediately after the dividend, the value of its assets would equal or exceed the sum of its total liabilities. Policies of the Federal Reserve Board (the "FRB"), our primary federal regulator, also limit the amount of dividends that bank holding companies may pay to income available over the past year, and only if prospective earnings retention is consistent with the institution's expected future needs and financial condition and consistent with the FRB's principle that bank holding companies should serve as a source of strength to their banking subsidiaries.

Our primary source of funds is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. Further, as an FRB-member bank, the Bank is prohibited from declaring or paying a dividend if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition and Income in the absence of prior regulatory and shareholder approvals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Since our earnings are primarily dependent on our ability to generate net interest income, we actively monitor and manage the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Our Board of Directors review the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.

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

Our balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At March 31, 2019, our balance sheet was "asset sensitive".

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of March 31, 2019:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$90,628	19.4%	$345,575	5.1%
Up 200 basis points	$85,804	13.0%	$340,463	3.5%
Up 100 basis points	$80,906	6.6%	$334,921	1.8%
Base	$75,924	—	$328,886	—
Down 100 basis points	$71,823	(5.4)%	$321,883	(2.1)%
Down 200 basis points	$69,812	(8.1)%	$318,253	(3.2)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and, based upon that evaluation, concluded that as of March 31, 2019, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our results of operations and financial condition. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risks.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations and financial condition. and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q. There were no material changes from those risk factors as disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information relating to our repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
January 1 - 31, 2019	7,834	$21.51	3,061	1,160,656
February 1 - 28, 2019	312,885	$21.55	312,885	847,771
March 1 - 31, 2019	108	$24.22	—	847,771
Total	320,827	$21.55	315,946
(1) The total number of shares repurchased during the periods indicated includes shares purchased as part of a publicly announced stock purchase plan and shares withheld for income tax purposes in connection with the vesting of restricted stock awards. The shares were purchased or otherwise valued at the closing price of our common stock on the dates of purchase and/or withholding.

(2) An authorized stock repurchase plan providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares, was publicly announced on December 3, 2018. The repurchase program does not obligate us to purchase any particular number of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[1]

3.1	Articles of Incorporation of First Choice Bancorp.[2]

3.2	Bylaws of First Choice Bancorp.[3]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: May 15, 2019	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2019	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President and Chief Financial Officer
(principal financial officer)