Form 10-Q
period 2019-06-30
First Choice Bancorp
filed 2019-08-09
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Large Accelerated Filer [ ]	Accelerated Filer: [X]	Non-accelerated Filer: [ ]

Smaller Reporting Company: [X]	Emerging growth company [X]

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

There were 11,739,200 shares of common stock outstanding as of August 1, 2019.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
June 30, 2019

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$9,340	$17,874
Interest-bearing deposits at other banks	228,263	176,502
Federal funds sold	—	3,000
Total cash and cash equivalents	237,603	197,376
Securities available-for-sale, at fair value	28,558	29,543
Securities held-to-maturity, at cost	5,076	5,322
Equity securities, at fair value	2,647	2,538
Restricted stock investments, at cost	12,927	12,855
Loans held for sale, at lower of cost or fair value	8,428	28,022
Loans held for investment	1,336,015	1,250,981
Allowance for loan losses	(12,053)	(11,056)
Loans held for investment, net	1,323,962	1,239,925
Accrued interest receivable	5,643	5,069
Premises and equipment	1,742	1,973
Servicing asset	3,482	3,186
Deferred taxes, net	6,625	8,666
Goodwill	73,425	73,425
Core deposit intangible	6,183	6,576
Other assets	14,132	8,025
TOTAL ASSETS	$1,730,433	$1,622,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$547,434	$546,713
Money market, interest checking and savings	400,943	465,123
Time deposits	307,501	240,503
Total deposits	1,255,878	1,252,339
Borrowings	195,000	104,998
Senior secured notes	12,800	8,450
Accrued interest payable and other liabilities	12,634	8,645
Total liabilities	1,476,312	1,374,432
Commitments and contingencies - Note 11
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,737,441 at June 30, 2019 and 11,726,074 at December 31, 2018	218,532	217,514
Additional paid-in capital	2,588	7,269
Retained earnings	33,086	23,985
Accumulated other comprehensive loss, net	(85)	(699)
Total shareholders’ equity	254,121	248,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,730,433	$1,622,501
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$21,344	$20,916	$12,320	$42,260	$22,941
Interest on investment securities	215	236	233	451	472
Interest on deposits in other financial institutions	454	445	294	899	554
Dividends on FHLB and other stock	206	242	68	448	137
Total interest and dividend income	22,219	21,839	12,915	44,058	24,104
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	1,254	1,239	969	2,493	1,788
Interest on time deposits	1,463	1,005	919	2,468	1,535
Interest on borrowings	666	403	208	1,069	410
Total interest expense	3,383	2,647	2,096	6,030	3,733
Net interest income	18,836	19,192	10,819	38,028	20,371
Provision for loan losses	550	350	320	900	520
Net interest income after provision for loan losses	18,286	18,842	10,499	37,128	19,851
NONINTEREST INCOME
Gain on sale of loans	1,271	928	448	2,199	695
Service charges and fees on deposit accounts	564	540	208	1,104	423
Net servicing fees	287	234	126	521	279
Other income (loss)	200	420	5	620	(41)
Total noninterest income	2,322	2,122	787	4,444	1,356
NONINTEREST EXPENSE
Salaries and employee benefits	6,857	6,223	3,482	13,080	7,502
Occupancy and equipment	987	1,429	575	2,416	1,101
Data processing	639	604	448	1,243	869
Professional fees	426	419	378	845	682
Office, postage and telecommunications	255	272	193	527	385
Deposit insurance and regulatory assessments	120	195	86	315	197
Loan related	71	214	101	285	185
Customer service related	273	477	101	750	241
Merger, integration and public company registration costs	—	—	356	—	730
Amortization of core deposit intangible	197	196	—	393	—
Other expenses	780	671	605	1,451	1,116
Total noninterest expense	10,605	10,700	6,325	21,305	13,008
Income before taxes	10,003	10,264	4,961	20,267	8,199
Income taxes	3,192	3,256	1,526	6,448	2,385
Net income	$6,811	$7,008	$3,435	$13,819	$5,814
Net income per share:
Basic	$0.58	$0.60	$0.47	$1.18	$0.80
Diluted	$0.58	$0.59	$0.47	$1.17	$0.80
Weighted-average common shares outstanding:
Basic	11,581,889	11,654,450	7,172,020	11,616,223	7,166,509
Diluted	11,675,057	11,813,018	7,214,473	11,741,910	7,207,295

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands)
Net income	$6,811	$7,008	$3,435	$13,819	$5,814
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in net unrealized gain (loss) on available-for-sale securities	534	339	(102)	872	(525)
Related income taxes:
Change in net unrealized gain (loss) on available-for-sale securities	(159)	(100)	30	(258)	155
Total other comprehensive income (loss)	375	239	(72)	614	(370)
Total comprehensive net income	$7,186	$7,247	$3,363	$14,433	$5,444

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Three Months Ended June 30, 2019
Balance at March 31, 2019	11,650,020	$216,265	$3,713		$28,617		$(460)	$248,135
Net income	—	—	—	—	6,811	—	—	6,811
Stock-based compensation	—	—	564	—	3	—	—	567
Cash dividends ($0.20 per share)	—	—	—	—	(2,345)	—	—	(2,345)
Exercise of stock options	85,271	2,400	(1,547)	—	—	—	—	853
Issuance of restricted shares, net of forfeiture	15,101	—	—		—		—	—
Vesting of restricted shares	—	139	(139)	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(127)	—	(3)	—	—	—	—	(3)
Common stock repurchased under stock repurchase program	(12,824)	(272)	—	—	—	—	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	—	—	375	375
Balance at June 30, 2019	11,737,441	$218,532	$2,588		$33,086		$(85)	$254,121

Three Months Ended June 30, 2018
Balance at March 31, 2018	7,251,584	$88,442	$1,492	—	$17,363	—	$(816)	$106,481
Net income	—	—	—		3,435		—	3,435
Stock-based compensation	—	—	430		3		—	433
Cash dividends ($0.20 per share)	—	—	—		(1,452)		—	(1,452)
Issuance of restricted shares, net of forfeiture	2,366	—	—		—		—	—
Vesting of restricted shares	—	773	(773)		—		—	—
Repurchase of shares from restricted shares vesting	(163)	—	(6)		—		—	(6)
Other comprehensive loss, net of taxes	—	—	—		—		(72)	(72)
Balance at June 30, 2018	7,253,787	$89,215	$1,143		$19,349		$(888)	$108,819

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Six Months Ended June 30, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	13,819	—	13,819
Stock-based compensation	—	—	966	3	—	969
Cash dividends ($0.40 per share)	—	—	—	(4,721)	—	(4,721)
Exercise of stock options	241,737	6,811	(4,252)			2,559
Issuance of restricted shares, net of forfeiture	103,408	—	—	—	—	—
Vesting of restricted shares	—	1,287	(1,287)	—	—	—
Repurchase of shares from restricted shares vesting	(5,008)	—	(108)	—	—	(108)
Common stock repurchased under stock repurchase program	(328,770)	(7,080)	—	—	—	(7,080)
Other comprehensive income, net of taxes	—	—	—	—	614	614
Balance at June 30, 2019	11,737,441	$218,532	$2,588	$33,086	$(85)	$254,121

Six Months Ended June 30, 2018
Balance at December 31, 2017	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative effect of changes in accounting principles (1)	—	—	—	(24)	24	—
Net income	—	—	—	5,814	—	5,814
Stock-based compensation	—	—	888	3	—	891
Cash dividends ($0.40 per share)	—	—	—	(2,903)	—	(2,903)
Issuance of restricted shares, net of forfeiture	6,087	—	—	—	—	—
Vesting of restricted shares	—	1,378	(1,378)	—	—	—
Repurchase of shares from restricted shares vesting	(12,419)	—	(307)	—	—	(307)
Other comprehensive loss, net of taxes	—	—	—	—	(370)	(370)
Balance at June 30, 2018	7,253,787	$89,215	$1,143	$19,349	$(888)	$108,819

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$13,819	$5,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812	201
Amortization of premiums of investment securities	84	109
Amortization of servicing asset	417	356
Provision for loan losses	900	520
Provision for losses - unfunded commitments	—	53
Gain on sale of loans	(2,199)	(695)
Loss on disposal of fixed assets	31	8
Impairment charges of fixed assets and right-of-use assets	400	—
Loans originated for sale	(19,839)	(9,837)
Proceeds from loans originated for sale	37,141	9,430
Accretion of net discounts and deferred loan fees, net	(2,528)	(1,331)
Change in fair value of equity securities	(74)	117
Deferred income taxes	1,783	(78)
Stock-based compensation	969	891
Appreciation of Bank Owned Life Insurance	(53)	—
Decrease in other items, net	(2,710)	(702)
Net cash provided by operating activities	28,953	4,856
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	1,786	2,030
Proceeds from maturities and paydown of securities held-to-maturity	235	20
Purchases of loans held-for-investment	—	(813)
Net increase in loans held-for-investment	(78,629)	(40,222)
Purchase of restricted stock investments	(72)	(226)
Purchase of equity investment	(185)	(74)
Proceeds from disposal of premises and equipment	—	6
Purchases of premises and equipment	(403)	(423)
Net cash used in investing activities	(77,268)	(39,702)
FINANCING ACTIVITIES
Net increase in deposits	3,540	12,278
Net increase in borrowings	90,002	40,000
Increase in senior secured notes	4,350	3,800
Cash dividends paid	(4,721)	(2,903)
Repurchase of shares	(7,188)	(307)
Proceeds from exercise of stock options	2,559	—
Net cash provided by financing activities	88,542	52,868
Increase in cash and cash equivalents	40,227	18,022
Cash and cash equivalents, beginning of period	197,376	103,132
Cash and cash equivalents, end of period	$237,603	$121,154

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$5,848	$3,646
Taxes paid	$5,461	$1,823
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$4,434	$195
Servicing rights asset recognized	$713	$186
Transfer of securities available-for-sale to equity securities	$—	$2,540
Initial recognition of operating lease right-of-use assets	$6,022	$—
Initial recognition of operating lease liabilities	$6,141	$—

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

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves primarily commercial and consumer clients in diverse communities and specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 9 full-service branches, and 2 lending offices located in Los Angeles, Orange and San Diego Counties. Effective May 17, 2019, the Little Tokyo branch was closed and consolidated with the 6th and Figueroa branch located in downtown Los Angeles and the San Diego branch operations was consolidated into the Carlsbad branch. The San Diego location remains as a loan production office.

Effective July 31, 2018, we acquired Pacific Commerce Bancorp (“PCB”) and its wholly-owned subsidiary bank, Pacific Commerce Bank, by merger in an all-stock transaction. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements since August 1, 2018. Refer to Note 2 - Business Combination.

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”).

First Choice Bancorp's stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bancorp and the Bank and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the condensed consolidated income statement for the three and six months ended June 30, 2018 to conform to the June 30, 2019 presentation. For the three and six months ended June 30, 2018, these reclassifications included i) $96 thousand and $192 thousand of stock-based compensation expense for stock options and restricted stock awards for directors that were previously reported in salaries and employee benefits expense and are now included in other expenses; and ii) $7 thousand and $14 thousand of rental income that were previously reported in occupancy and equipment expense and are now included in other income.

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

Leases

We determine if an arrangement contains a lease at contract inception and recognize right-of-use ("ROU") assets and operating lease liabilities based on the present value of lease payments over the lease term. While our operating leases may include options to extend the term, we do not take into account the options in calculating the ROU asset and lease liability unless we are reasonably certain we will exercise such options. Most of our leases do not provide an implicit rate and, therefore, we determine the present value of lease payments by using our incremental borrowing rate, currently our FHLB secured borrowing rate for the remaining lease term, and other information available at lease commencement. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Lease expense is recognized on a straight line basis over the lease term. We have lease agreements with lease and non-lease components for which we have elected to account for as a single lease component. Refer to – Accounting Standards Adopted in 2019 below and Note 7. Leases for further discussion on our leasing arrangements and related accounting.

 Accounting Standards Adopted in 2019

We adopted ASU 2016-02, Leases (Topic 842) and ASU 2018-11, Leases (Topic 842): Targeted Improvements, referred to herein as Topic 842, effective January 1, 2019. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities are required to recognize ROU assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard.

Upon adoption, we elected to use the modified retrospective transition approach and recorded ROU assets of $6.0 million and lease liabilities of $6.1 million at the date of adoption with no adjustment to opening equity. We elected to apply the package of practical expedients which permits entities to not reassess: (i) whether any expired or existing contracts contain a lease; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any existing leases qualify for capitalization under the amended guidance. We also elected not to include short-term leases (leases with initial terms of twelve months or less) on the consolidated balance sheets.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL". This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On July 17, 2019, the FASB proposed a delay in the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. We are considered a smaller reporting company. If the FASB approves the delay, this ASU will be effective for the Company on January 1, 2023. If the proposed delay is not approved, we will adopt the guidance as currently established on January 1, 2020. Management continues to have a cross functional committee in place to oversee the project, has selected software to implement the new guidance and has engaged an existing third-party service provider to assist in implementation. We have completed a data gap analysis, are addressing additional data requirements, have developed initial modeling assumptions, and have run a high level sensitivity analysis. We expect to begin parallel calculations, testing, and further sensitivity analysis in the third quarter of 2019. We have not yet determined the potential impact to our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 will be effective on January 1, 2020, although early adoption is permitted. The adoption of ASU 2018-13 is not expected to significantly impact our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15").  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective on January 1, 2020, including interim periods within the years of adoption although early adoption is permitted. ASU 2018-15 is not expected to significantly impact our condensed consolidated financial statements.

NOTE 2.    BUSINESS COMBINATION

On February 23, 2018, we entered into an Agreement and Plan of Reorganization and Merger (the "merger agreement"). Under the terms of the merger agreement, and following the receipt of all necessary shareholder and regulatory approvals, PCB was merged with and into First Choice Bancorp and PCB’s bank subsidiary, Pacific Commerce Bank, was merged with and into our bank subsidiary, First Choice Bank (collectively, the “Merger”) on July 31, 2018. The Merger was an all stock transaction valued at approximately $133.3 million, or $13.69 per share, based on the closing price of our common stock of $28.70 at July 31, 2018.

At the effective time of the Merger, each share of PCB common stock was converted into the right to receive 0.47689 shares (referred to as the final exchange ratio) of our common stock, with cash paid in lieu of any fractional shares. The final exchange ratio was higher than the ratio of 0.46531 announced at the time we entered into the merger agreement, as the ratio was subject to adjustment resulting from an increase in PCB’s capital due to the exercise of stock options, lower than budgeted merger transaction costs and higher than projected net income during the first six months of 2018.

In the aggregate, we issued 4,386,816 shares of our common stock in exchange for the outstanding shares of PCB common stock. In addition, we issued replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options with an aggregate fair value of $7.4 million to PCB directors, officers and employees, which we refer to as "rollover options."

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties. We also maintained the brand name ProAmérica in downtown Los Angeles. The acquisition of PCB expanded our footprint in Southern California to the Mexican border.

The following table represents the fair value of assets acquired and liabilities assumed of PCB, as of July 31, 2018, recorded using the acquisition method of accounting:

Fair Value
(dollars in thousands)
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

The final PCB tax return was completed during the second quarter ended June 30, 2019 and there were no adjustments to the acquired deferred tax assets. Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and was primarily attributable to the synergies and economies of scale anticipated from combining PCB's operations with our operations. Goodwill from the PCB acquisition is not deductible for U.S. income tax purposes.

The following table presents the amounts that comprise the fair value of loans acquired, excluding purchased credit impaired loans ("PCI loans"), from PCB at July 31, 2018:

Loans
(dollars in thousands)
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

A component of total loans acquired from PCB were PCI loans. Refer to Note 5. Loans for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans at July 31, 2018:

PCI Loans
(dollars in thousands)
Contractually required payments receivable (principal and interest)	$8,580
Nonaccretable difference (contractual cash flows not expected to be collected)	(3,416)
Expected cash flows	5,164
Accretable yield	(2,111)
Fair value of PCI loans acquired	$3,053

The following table presents the components of merger, integration and public company registration costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Professional fees	$—	$183	$—	$526
Systems integration	—	17	—	16
Other	—	156	—	188
Total	$—	$356	$—	$730

The following table presents the total revenue and net income amounts related to PCB's operations included in our condensed consolidated statements of income for the period indicated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(dollars in thousands)
Net interest income and noninterest income	$5,788	$12,365
Net income	$1,796	$4,031

Supplemental pro forma disclosures (unaudited)

The following supplemental pro forma information presents certain financial results for the three and six months ended June 30, 2018 as if the acquisition of PCB, which was completed on July 31, 2018, was effective as of January 1, 2017.  The unaudited pro forma financial information for the three and six months ended June 30, 2018 included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands, except per share data)
Net interest income and noninterest income	$18,961	$36,345
Net income	$5,982	$9,882
Net income per share:
Basic	$0.51	$0.85
Diluted	$0.51	$0.85

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of PCB, we recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million at July 31, 2018. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2019, we recognized CDI amortization of $197 thousand and $393 thousand. No impairment was recognized.

The following table presents the changes in CDI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(dollars in thousands)
Gross balance, beginning of period	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(528)	(332)
Amortization	(197)	(393)
Impairment	—	—
Balance, end of period	(725)	(725)
Net core deposit intangible, end of period	$6,183	$6,183

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ended December 31,	(dollars in thousands)
Remainder 2019	$393
2020	771
2021	753
2022	732
2023	707
Thereafter	2,827
$6,183

NOTE 4.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$8,676	$23	$(142)	$8,557
Collateralized mortgage obligations	10,870	23	(65)	10,828
SBA pools	9,131	76	(34)	9,173
	$28,677	$122	$(241)	$28,558

Securities held-to-maturity:
U.S. Government and agency securities	$3,341	$—	$(16)	$3,325
Mortgage-backed securities	1,735	25	(26)	1,734
	$5,076	$25	$(42)	$5,059

December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$9,177	$—	$(333)	$8,844
Collateralized mortgage obligations	11,731	2	(272)	11,461
SBA pools	9,628	—	(390)	9,238
	$30,536	$2	$(995)	$29,543

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(122)	$3,218
Mortgage-backed securities	1,982	—	(105)	1,877
	$5,322	$—	$(227)	$5,095

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at June 30, 2019, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,341	3,325	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,735	1,734	28,677	28,558
	$5,076	$5,059	$28,677	$28,558

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "Due after ten years" category.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no purchases, sales, maturities or calls of any investment securities available-for-sale or held-to-maturity during the three and six months ended June 30, 2019 and 2018.

At June 30, 2019 securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve Bank as discussed in Note 9 – Borrowing Arrangements.

As of June 30, 2019 and December 31, 2018, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
June 30, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(142)	$6,766	$(142)	$6,766
Collateralized mortgage obligations	—	—	(65)	7,521	(65)	7,521
SBA pools	—	—	(34)	3,218	(34)	3,218
	$—	$—	$(241)	$17,505	$(241)	$17,505
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(16)	$3,325	$(16)	$3,325
Mortgage-backed securities	—	—	(26)	789	(26)	789
	$—	$—	$(42)	$4,114	$(42)	$4,114
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$(20)	$2,397	$(313)	$6,447	$(333)	$8,844
Collateralized mortgage obligations	(3)	1,127	(269)	9,742	(272)	10,869
SBA pools	—	—	(390)	9,238	(390)	9,238
	$(23)	$3,524	$(972)	$25,427	$(995)	$28,951
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(122)	$3,218	$(122)	$3,218
Mortgage-backed securities	—	—	(105)	1,877	(105)	1,877
	$—	$—	$(227)	$5,095	$(227)	$5,095

At June 30, 2019, we had 18 investment securities in an unrealized loss position with total unrealized losses of $283 thousand. Such unrealized losses on these investment securities have not been recognized into income. We do not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.

Equity Securities with a Readily Determinable Fair Value

At June 30, 2019 and December 31, 2018, equity securities with a readily determinable fair value of $2.6 million and $2.5 million represent a mutual fund investment consisting of high quality debt securities and other debt instruments supporting domestic affordable housing and community development. With the adoption of ASU 2016-01 on January 1, 2018, we recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from accumulated other comprehensive income to retained earnings for these investments. In addition, we recognized net gains of $39 thousand and net losses of $20 thousand related to changes in fair value during the three months ended June 30, 2019 and 2018, all of which related to equity securities held during those periods. During the six months ended June 30, 2019 and 2018, we recognized net gains of $74 thousand and net losses of $71 thousand related to changes in fair value.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At June 30, 2019 and December 31, 2018, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the three and six months ended June 30, 2019, there were no required purchases of FHLB stock. We evaluated the carrying value of our FHLB stock investment at June 30, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Board of Governors of the Federal Reserve System ("FRB"), the Bank owned $6.8 million and $6.7 million of FRB stock which is carried at cost at June 30, 2019 and December 31, 2018. The Bank purchased $60 thousand and $72 thousand of FRB stock during the three and six months ended June 30, 2019. We evaluated the carrying value of our FRB stock investment at June 30, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB, repurchase activity of excess stock by the FRB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at June 30, 2019 and December 31, 2018 and are reported in other assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2019, there were no changes in the fair value of these equity securities. During the three and six months ended June 30, 2018, we recognized a $31 thousand and $46 thousand loss related to changes in the fair value of these equity securities.

NOTE 5. LOANS

Our loan portfolio consists primarily of loans to borrowers within our principal market area which includes Los Angeles County, Orange County and San Diego County, California. Although we seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in our market area and, as a result, our loan and collateral portfolios are, to some degree, concentrated in those industries.

We also originate SBA loans either for sale to institutional investors or to hold in the loan portfolio. Loans identified as held for sale are carried at the lower of their net carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of our revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

As of June 30, 2019, we had certain qualifying loans with an unpaid principal balance of $843.4 million pledged as collateral under a secured borrowing arrangement with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

The composition of the loans held for investment, net at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019			December 31, 2018
	Loans	PCI Loans	Total	Loans	PCI Loans	Total
	(dollars in thousands)
Construction and land development	$196,034	$—	$196,034	$184,177	$—	$184,177
Real estate:
Residential	51,512	—	51,512	57,443	—	57,443
Commercial real estate - owner occupied	180,043	118	180,161	179,362	132	179,494
Commercial real estate - non-owner occupied	403,130	1,047	404,177	400,590	1,075	401,665
Commercial and industrial	332,181	528	332,709	281,121	597	281,718
SBA loans	170,712	588	171,300	145,622	840	146,462
Consumer	159	—	159	159	—	159
Loans held for investment, net of discounts	1,333,771	2,281	1,336,052	1,248,474	2,644	1,251,118
Net deferred origination fees	(37)	—	(37)	(137)	—	(137)
Loans held for investment	$1,333,734	$2,281	$1,336,015	$1,248,337	$2,644	$1,250,981
Allowance for loan losses	(12,053)	—	(12,053)	(11,056)	—	(11,056)
Loans held for investment, net	$1,321,681	$2,281	$1,323,962	$1,237,281	$2,644	$1,239,925

Loans held for investment were comprised of the following components at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Gross loans	$1,347,687	$1,263,891
Unamortized net discounts(1)	(11,635)	(12,773)
Net unamortized deferred origination fees	(37)	(137)
Loans held for investment	$1,336,015	$1,250,981
(1) Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on Non-PCI acquired loans. At June 30, 2019 net discounts related to loans acquired in the PCB acquisition totaled $8.1 million and are expected to be accreted into interest income over a weighted average life of 5.3 years. At December 31, 2018 net discounts related to loans acquired in the PCB acquisition totaled $9.5 million.

A summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$11,426	$10,010	$11,056	$10,497
Provision for loan losses	550	320	900	520
Charge-offs	(122)	(21)	(124)	(775)
Recoveries	199	67	221	134
Net recoveries (charge-offs)	77	46	97	(641)
Balance, end of period	$12,053	$10,376	$12,053	$10,376

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 by loan class:

	Three Months Ended June 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2019	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Provision for (reversal of) loan losses	86	(23)	43	79	578	(213)	—	550
Charge-offs	—	—	—	—	(122)	—	—	(122)
Recoveries	—	—	—	—	10	189	—	199
Net (charge-offs) recoveries	—	—	—	—	(112)	189	—	77
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,892	379	905	2,587	4,502	1,788	—	12,053
	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$238	$3,161	$—	$3,399
Collectively	196,034	51,512	180,043	403,130	331,943	167,551	159	1,330,372
PCI loans	—	—	118	1,047	528	588	—	2,281
	$196,034	$51,512	$180,161	$404,177	$332,709	$171,300	$159	$1,336,052

	Three Months Ended June 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2018	$1,207	$454	$637	$2,749	$3,689	$1,264	$10	$10,010
Provision for (reversal of) loan losses	396	(70)	—	6	(468)	466	(10)	320
Charge-offs	—	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	67	—	—	67
Net (charge-offs) recoveries	—	—	—	—	67	(21)	—	46
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Reserves:
Specific	$—	$—	$—	$—	$8	$350	$—	$358
General	1,603	384	637	2,755	3,280	1,359	—	10,018
	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$108	$1,388	$—	$1,496
Collectively	133,050	51,661	59,375	258,833	191,858	87,638	—	782,415
	$133,050	$51,661	$59,375	$258,833	$191,966	$89,026	$—	$783,911

	Six Months Ended June 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	171	(43)	171	(99)	908	(208)	—	900
Charge-offs	—	—	—	—	(124)	—	—	(124)
Recoveries	—	—	—	—	32	189	—	221
Net (charge-offs) recoveries	—	—	—	—	(92)	189	—	97
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053

	Six Months Ended June 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	6	9	(18)	(381)	436	476	(8)	520
Charge-offs	—	—	—	—	(514)	(261)	—	(775)
Recoveries	—	—	—	—	134	—	—	134
Net charge-offs	—	—	—	—	(380)	(261)	—	(641)
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376

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

The risk category of loans held for investment, net of discounts by class of loans, and excluding PCI loans, as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$196,034	$—	$—	$196,034
Real estate:
Residential	51,512	—	—	51,512
Commercial real estate - owner occupied	174,855	—	5,188	180,043
Commercial real estate - non-owner occupied	403,130	—	—	403,130
Commercial and industrial	320,657	5,770	5,754	332,181
SBA loans	165,095	417	5,200	170,712
Consumer	159	—	—	159
	$1,311,442	$6,187	$16,142	$1,333,771

(1)	At June 30, 2019, substandard loans included $2.7 million of impaired loans.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$184,177	$—	$—	$184,177
Real estate:
Residential	57,443	—	—	57,443
Commercial real estate - owner occupied	174,505	4,857	—	179,362
Commercial real estate - non-owner occupied	399,457	1,133	—	400,590
Commercial and industrial	269,640	8,341	3,140	281,121
SBA loans	137,740	6,065	1,817	145,622
Consumer	159	—	—	159
	$1,223,121	$20,396	$4,957	$1,248,474

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans.

The following tables present past due and nonaccrual loans, net of discounts and excluding PCI loans, presented by loan class at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate - residential	$—	$905	$—	$—
Commercial and industrial	4	—	—	238
SBA loans	—	—	—	2,441
Total	$4	$905	$—	$2,679

	December 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate - residential	$480	$—	$—	$—
Commercial and industrial	3	1	—	89
SBA loans	—	—	—	1,633
Total	$483	$1	$—	$1,722

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any. Impaired loans, excluding PCI loans, presented by class of loans at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Commercial and industrial	$333	$238	$238	$—	$—
SBA loans	4,198	3,161	3,161	—	—
Total	$4,531	$3,399	$3,399	$—	$—

(1)	Includes TDRs on accrual of $720 thousand.

	December 31, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Commercial and industrial	$178	$89	$89	$—	$—
SBA loans	2,964	1,960	1,960	—	—
Total	$3,142	$2,049	$2,049	$—	$—

(1)	Includes TDRs on accrual of $327 thousand.

The average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial	$88	$—	$110	$—
SBA loans	1,552	10	1,425	—
Total	$1,640	$10	$1,535	$—

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial	$86	$—	$147	$—
SBA loans	1,730	17	1,285	—
Total	$1,816	$17	$1,432	$—

At June 30, 2019 and December 31, 2018, we had approximately $895 thousand and $922 thousand in recorded investment in loans identified as TDRs and there were no specific reserves allocated for these loans and we had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at June 30, 2019.

Loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three and six months ended June 30, 2019 and 2018, there were no new loan modifications resulting in TDRs.

During the three months ended June 30, 2019 and 2018, there was one loan in each period totaling $95 thousand and $8 thousand modified as a troubled debt restructurings for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the six months ended June 30, 2019 and 2018, there was one loan of $95 thousand and two loans totaling $103 thousand modified as a troubled debt restructurings for which there was a payment default within twelve months following the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three and six months ended June 30, 2019 (Refer to Note 2 - Business Combination for further information):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,580	$1,934	$2,644	$2,073
Accretion	86	(86)	315	(315)
Payments received	(386)	—	(667)	—
Increase (decrease) in expected cash flows, net	1	80	(11)	170
Balance, end of period	$2,281	$1,928	$2,281	$1,928

Loans Held for Sale

At June 30, 2019 and December 31, 2018, loans held for sale consisted of SBA 7(a) loans and totaled $8.4 million and $28.0 million. We account for loans held for sale at the lower of carrying value or market. The fair value of loans held for sale totaled $8.8 million and $29.2 million at June 30, 2019 and December 31, 2018.

NOTE 6. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $303.7 million and $288.2 million at June 30, 2019 and December 31, 2018. This includes SBA loans serviced for others of $216.8 million at June 30, 2019 and $198.4 million at December 31, 2018 for which there is a related servicing asset of $3.5 million and $3.2 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $86.9 million and $89.8 million at June 30, 2019 and December 31, 2018 for which there is no related servicing asset.

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

The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$3,351	$2,508	$3,186	$2,618
Additions	337	131	713	186
Amortization	(206)	(191)	(417)	(356)
Balance, end of period	$3,482	$2,448	$3,482	$2,448

The fair value of the servicing asset for SBA loans is measured at least quarterly and was $3.7 million and $3.3 million as of June 30, 2019 and December 31, 2018. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2019 included discount rates, ranging from 7.0% to 26.5%, and a weighted average prepayment speed assumption of 15.9%.

The following table summarizes the estimated change in the value of servicing assets as of June 30, 2019 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(184)
Prepayment speeds	+20%	(350)
Discount rate	+1%	(102)
Discount rate	+2%	(201)

During the three months ended June 30, 2019 and 2018, SBA loans sold totaled $16.4 million and $6.0 million. Total gains on sale of SBA loans were $1.3 million and $448 thousand. During the six months ended June 30, 2019 and 2018, SBA loans sold totaled $35.0 million and $8.8 million. Total gains on sales of SBA loans were $2.2 million and $695 thousand.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $287 thousand and $126 thousand for the three months ended June 30, 2019 and 2018 including contractually specified servicing fees of $493 thousand and $317 thousand, offset by the amortization indicated in the table above. Net servicing fees totaled $521 thousand and $279 thousand for the six months ended June 30, 2019 and 2018, including contractually specified servicing fees of $938 thousand and $635 thousand, offset by the amortization indicated in the table above.

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

Substantially all of our leases are operating leases for corporate offices, branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of our operating leases range from 3 months to 4.2 years.

Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at our sole discretion. We did not include renewal options in the measurement of ROU assets and lease liabilities as they are not considered reasonably certain of exercise.

Upon adoption of this standard, we recognized ROU assets of $6.0 million and lease liabilities of $6.1 million. Subsequent to adoption, we recognized $220 thousand impairment of the ROU assets and $180 thousand for the estimated impairment of other long lived assets related to the consolidation of two branches. The impairment charges are included in occupancy and equipment expense with rent expense and other lease costs on the condensed consolidated statements of income. The impairment is based on a discounted cash flow of estimated sublease income over the remaining lease terms. The balance of ROU assets, net of impairment, and lease liabilities are included in other assets and other liabilities on the condensed consolidated balance sheets. The balance sheet and supplemental information at June 30, 2019 are shown below.

Balance sheet and supplemental information
(dollars in thousands)
Operating lease ROU assets classified as other assets	$4,836
Operating lease liability classified as other liabilities	$5,113
Weighted average remaining lease term, in years	3.0
Weighted average discount rate	2.73%

We elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance and utilities. The following table represents lease costs and other lease information for the periods indicated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(dollars in thousands)
Lease Costs
Operating lease cost	$543	$1,086
Variable lease cost	3	56
Short-term lease cost	3	14
Total lease costs	$549	$1,156

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$560	$1,120

Maturities of lease liabilities for periods indicated:

Twelve months ended June 30,	(dollars in thousands)
2020	$2,093
2021	1,479
2022	1,272
2023	465
2024	22
Thereafter	—
Total future minimum lease payments	5,331
Less: Imputed interest	(218)
Present value of net future minimum lease payments	$5,113

NOTE 8. DEPOSITS

Our ten largest depositor relationships accounted for approximately 17% of total deposits at June 30, 2019 and 25% at December 31, 2018.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $87.1 million and $109.4 million as of June 30, 2019 and December 31, 2018. Such time deposits included collateralized time deposits from the State of California of $25 million and $35 million at June 30, 2019 and December 31, 2018.

Total collateralized deposits, including the deposits of State of California and other public agencies, are $58.0 million at June 30, 2019 and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 9 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

At June 30, 2019, the Bank had a secured line of credit of $412.9 million from the FHLB, of which $185.4 million was available. This secured borrowing arrangement is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $843.4 million under this borrowing agreement. The Bank had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at June 30, 2019. There were no long term fixed-rated advances at December 31, 2018. Overnight borrowings outstanding under this arrangement were $135.0 million and $90.0 million with a weighted average interest rate of 2.52% and 2.56% at June 30, 2019 and December 31, 2018. The average balance of total FHLB borrowings was $75.9 million and $35.4 million with an average interest rate of 2.50% and 1.87% for the three months ended June 30, 2019 and 2018. The average balance of FHLB borrowings was $55.6 million and $41.4 million with an average interest rate of 2.53% and 1.71% for the six months ended June 30, 2019 and 2018.

In addition, at June 30, 2019, the Bank used $62.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $30.0 million and $15.0 million at June 30, 2019 and December 31, 2018. The average borrowings were $1.5 million and $264 thousand with an average interest rate of

2.70% and 3.04% for the three months ended June 30, 2019 and 2018. The average borrowings were $1.3 million and $331 thousand with an average interest rate of 2.70% and 2.44% for the six months ended June 30, 2019 and 2018.

Federal Reserve Bank Secured Line of Credit

At June 30, 2019, the Bank had a total secured line of credit of $4.9 million with the Federal Reserve Bank. At June 30, 2019, the Bank had pledged securities held-to-maturity with a carrying value of $5.1 million as collateral for this line. There were no borrowings under this arrangement at or during the six months ended June 30, 2019 and December 31, 2018.

Senior Secured Notes

At June 30, 2019, the outstanding balance under the holding company's secured line of credit totaled $12.8 million with an interest rate of 5.75%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $12.4 million and $3.2 million with an average interest rate of 5.89% and 5.11% for the three months ended June 30, 2019 and 2018. The average outstanding borrowings under this facility totaled $12.2 million and $2.2 million with an average interest rate of 5.89% and 5.00% for the six months ended June 30, 2019 and 2018. At June 30, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $12.2 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 10. INCOME TAXES

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $2.0 million during the six months ended June 30, 2019 as a result of changes to temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at June 30, 2019.

For the three months ended June 30, 2019 and 2018, income tax expense was $3.2 million and $1.5 million, resulting in an effective income tax rate of 31.9% and 30.8%. For the six months ended June 30, 2019 and 2018, income tax expense was $6.4 million and $2.4 million, resulting in an effective income tax rate of 31.8% and 29.1%. Our effective tax rate is higher than the statutory rate of 29.6% during the three and six months ended June 30, 2019 due to the tax effect of stock-based compensation.

     We are subject to federal income and California franchise tax. At June 30, 2019, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2014. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2013. To our knowledge, we are currently not under examination in any taxing jurisdiction.

The total amount of unrecognized tax benefits was $480 thousand at June 30, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at June 30, 2019 and December 31, 2018. We expect the total amount of unrecognized tax benefits to decrease by $367 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued $74 thousand and $59 thousand of interest at June 30, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

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

As of June 30, 2019 and December 31, 2018, we had the following outstanding financial commitments whose contractual amounts represent credit risk:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Commitments to extend credit	$336,658	$375,755
Standby letters of credit	8,320	4,019
Commitments to contribute capital to low income housing project partnerships and other CRA investments	2,236	385
Total	$347,214	$380,159

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us is based on management’s credit evaluation of the customer. The majority of our commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.4 million at June 30, 2019 and December 31, 2018. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

We committed to invest in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. At June 30, 2019, the Company had unfunded commitments to contribute capital to this LIHTC investments and other CRA investments totaling $2.2 million.

NOTE 12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may grant loans to certain executive officers and directors and the companies with which they are associated. There are no related party loans for the three and six months ended June 30, 2019. The balance at June 30, 2018 related to one deceased director who no longer considered a related party after September 2018. The change in outstanding balances during the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)
Balance, beginning of period	$1,755	$1,768
Payments	(13)	(26)
Balance, end of period	$1,742	$1,742

Deposits from certain officers and directors and the companies with which they are associated at June 30, 2019 and December 31, 2018 amounted to $34.6 million and $33.2 million.

We have a $25.0 million senior secured facility (refer to Note 9 – Borrowing Arrangements) with another bank in which one of our executives is also a member of the lending bank’s board of directors. The outstanding balance of this facility was $12.8 million at June 30, 2019.

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

We recognized stock-based compensation expense of $567 thousand and $433 thousand for the three months ended June 30, 2019 and 2018 and $969 thousand and $891 thousand for the six months ended June 30, 2019 and 2018.

A summary of activity in our outstanding stock options during the three and six months ended June 30, 2019 and 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Three Months Ended June 30, 2019:				(dollars in thousands)
Outstanding, beginning of period	226,360	$10.11
Exercised	(85,271)	10.00
Granted	—	—
Forfeited	—	—
Outstanding, end of period	141,089	$10.18	4.4 years	$1,772
Options exercisable	141,089	$10.18	4.4 years	$1,772

Three Months Ended June 30, 2018:
Outstanding, beginning of period	65,978	$10.17
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, end of period	65,978	$10.17	5.0 years	$1,345
Options exercisable	57,324	$10.00	4.9 years	$1,179

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	383,212	$10.44	65,978	$10.17
Exercised	(241,737)	10.58	—	—
Granted	—	—	—	—
Forfeited	(386)	12.94	—	—
Outstanding, end of period	141,089	$10.18	65,978	$10.17
Options exercisable	141,089	$10.18	57,324	$10.00

As of June 30, 2019, there was no unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was approximately $1.0 million and $0. The intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was approximately $2.7 million and $0 thousand.

A summary of activity for outstanding restricted shares for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	119,226	$23.10	83,485	$22.41
Granted	21,413	21.50	5,501	26.94
Vested	(6,274)	22.38	(8,224)	21.37
Forfeited	(6,312)	22.21	(3,135)	18.51
Nonvested, end of period	128,053	$22.91	77,627	$23.03

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	84,120	$23.90	142,553	$20.28
Granted	110,233	22.19	10,940	26.21
Vested	(59,475)	23.09	(71,013)	22.29
Forfeited	(6,825)	21.88	(4,853)	19.24
Nonvested, end of period	128,053	$22.91	77,627	$23.03

As of June 30, 2019, there was approximately $2.0 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 2.2 years. The value of restricted shares that vested was approximately $172 thousand and $238 thousand during the three months ended June 30, 2019 and 2018.  The value of restricted shares that vested was approximately $1.4 million and $1.8 million during the six months ended June 30, 2019 and 2018.

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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$6,811	$7,008	$3,435	$13,819	$5,814
Less: dividends and net income allocated to participating securities	(76)	(61)	(37)	(137)	(68)
Net income available to common shareholders	$6,735	$6,947	$3,398	$13,682	$5,746

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,581,889	11,654,450	7,172,020	11,616,223	7,166,509

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,581,889	11,654,450	7,172,020	11,616,223	7,166,509
Net effect of dilutive stock options	93,168	158,568	42,453	125,687	40,786
Diluted weighted average common shares	11,675,057	11,813,018	7,214,473	11,741,910	7,207,295

Net income per common share:
Basic	$0.58	$0.60	$0.47	$1.18	$0.80
Diluted	$0.58	$0.59	$0.47	$1.17	$0.80

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

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019:	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$8,557	$—	$8,557
Collateralized mortgage obligations	—	10,828	—	10,828
SBA Pools	—	9,173	—	9,173
Securities available-for-sale	$—	$28,558	$—	$28,558

Equity securities:
Mutual fund investment	$2,647	$—	$—	$2,647

December 31, 2018:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,844	$—	$8,844
Collateralized mortgage obligations	—	11,461	—	11,461
SBA Pools	—	9,238	—	9,238
Securities available-for-sale	$—	$29,543	$—	$29,543

Equity securities:
Mutual fund investment	$2,538	$—	$—	$2,538

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At

June 30, 2019 and 2018 the fair value measurements (Level 3) related to collateral dependent impaired loans totaled zero and $1.1 million. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended June 30, 2019 and 2018 totaled zero and $379 thousand in losses. We utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three months ended June 30, 2019 and 2018. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the six months ended June 30, 2019 and 2018 totaled zero and $613 thousand in losses. We utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the six months ended June 30, 2019 and 2018.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three and six months ended June 30, 2019 and 2018.

Fair value of financial instruments

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$237,603	$237,603	$197,376	$197,376
Securities available-for-sale	Level 2	28,558	28,558	29,543	29,543
Securities held-to-maturity	Level 2	5,076	5,059	5,322	5,095
Equity securities	Level 1	2,647	2,647	2,538	2,538
Loans held for sale	Level 2	8,428	8,757	28,022	29,238
Loan held for investment, net	Level 3	1,323,962	1,364,228	1,239,925	1,265,013
Restricted stock investments, at cost	Level 2	12,927	12,927	12,855	12,855
Servicing asset	Level 3	3,482	3,669	3,186	3,295
Accrued interest receivable	Level 2	5,643	5,643	5,069	5,069

Financial Liabilities:
Deposits	Level 2	$1,255,878	$1,255,551	$1,252,339	$1,250,555
Borrowings	Level 2	195,000	195,000	104,998	104,998
Senior secured notes	Level 2	12,800	12,800	8,450	8,450
Accrued interest payable	Level 2	347	347	366	366

NOTE 16. REVENUE RECOGNITION

The portion of our noninterest income which is in scope of Topic 606, Revenue from Contracts with Customers, includes fees from deposit customers for transaction-based fees, account maintenance charges, and overdraft services. Transaction-based fees include items such as ATM and ACH fees, overdraft and stop payment charges, and are recognized at the time such transactions are executed and our service has been fulfilled. Account maintenance charges, which are primarily monthly fees, are earned over the course of the month, which represents the period through which we satisfy our performance obligation. Overdraft fees are recognized at the time the overdraft occurs. Service charges are typically withdrawn from the customer’s account balance.

The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$564	$208	$1,104	$423
Other income	45	9	87	18
Total noninterest income, in-scope	609	217	1,191	441
Noninterest income, not in-scope:
Gain on sale of loans	1,271	448	2,199	695
Net servicing fees	287	126	521	279
Change in fair value of equity securities	39	(51)	74	(117)
Other income	116	47	459	58
Total noninterest income, not in-scope	1,713	570	3,253	915
Total noninterest income	$2,322	$787	$4,444	$1,356

NOTE 17. EQUITY

Dividends

During the three months ended June 30, 2019 and 2018, total quarterly cash dividends declared were $0.20 per share and total cash dividends paid were $2.4 million and $1.5 million. During the six months ended June 30, 2019 and 2018, total cash dividends declared were $0.40 per share and total cash dividends paid were $4.7 million and $2.9 million.

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

During the three months ended June 30, 2019, we repurchased 12,824 shares at an average price of $21.30 per share and a total cost of $272 thousand under the repurchase plan. During the six months ended June 30, 2019, we repurchased 328,770 shares at an average price of $21.54 per share and total cost of $7.1 million. Since the plan was announced, we have repurchased a total of 365,053 shares at an average price of $21.56 per share. The remaining number of shares authorized to be repurchased under this plan is 834,947 shares at June 30, 2019.

NOTE 18. SUBSEQUENT EVENTS

On August 1, 2019, we declared a $0.20 cash dividend payable on August 29, 2019 to shareholders of record as of August 15, 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at June 30, 2019, March 31, 2019, and December 31, 2018, and our condensed consolidated results of operations for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018 and for the six months ended June 30, 2019 and 2018. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with this MD&A.

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

For a more detailed discussion of some risks and uncertainties that could materially and adversely affect our financial condition and results of operations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and particularly, Item 1A, titled “Risk Factors.”

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

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves primarily commercial and consumer clients in diverse communities and specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 9 full service branches, and 2 lending offices located in Los Angeles, Orange and San Diego Counties.

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”) and, as a result, the FDIC also has examination authority over the Bank.

First Choice Bancorp's stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

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

Recent Developments

Branch Operations Consolidation

During the second quarter of 2019, after receiving all requisite regulatory approvals, we consolidated our Little Tokyo branch into our 6th and Figueroa branch in downtown Los Angeles and our San Diego branch into our Carlsbad branch. The San Diego location remains as a loan production office. The consolidation of these branches resulted in one-time charges of approximately $400 thousand in the first quarter of 2019 and estimated annualized cost savings of $300 thousand which began during the second quarter of 2019.

Financial Highlights

	At or for the Three Months Ended			At or for the Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except per share amounts)
Operating Results
Total interest and dividend income	$22,219	$21,839	$12,915	$44,058	$24,104
Total interest expense	3,383	2,647	2,096	6,030	3,733
Net interest income	18,836	19,192	10,819	38,028	20,371
Provision for loan losses	550	350	320	900	520
Net interest income after provision for loan losses	18,286	18,842	10,499	37,128	19,851
Total noninterest income	2,322	2,122	787	4,444	1,356
Total noninterest expense	10,605	10,700	6,325	21,305	13,008
Income before taxes	10,003	10,264	4,961	20,267	8,199
Income taxes	3,192	3,256	1,526	6,448	2,385
NET INCOME	$6,811	$7,008	$3,435	$13,819	$5,814

Performance Ratios
Net income per share-diluted	$0.58	$0.59	$0.47	$1.17	$0.80
Return on average assets	1.73%	1.87%	1.48%	1.80%	1.29%
Return on average equity	10.86%	11.45%	12.55%	11.15%	10.80%
Return on average tangible common equity (1)	15.89%	16.89%	12.55%	16.38%	10.80%
Net interest margin	5.14%	5.50%	4.73%	5.32%	4.56%
Core net interest margin (1)	4.96%	5.12%	4.32%	5.04%	4.34%
Average loan yield	6.42%	6.62%	6.17%	6.52%	5.87%
Core average loan yield (1)	6.23%	6.21%	5.70%	6.21%	5.63%
Cost of deposits	0.89%	0.75%	0.98%	0.82%	0.89%
Cost of funds	1.03%	0.85%	1.03%	0.94%	0.94%
Efficiency ratio (1)	50.12%	50.20%	54.50%	50.16%	59.87%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

Second Quarter of 2019 Compared to First Quarter of 2019

Net income was $6.8 million, or $0.58 per diluted share, for the second quarter of 2019 compared to $7.0 million, or $0.59 per diluted share, for the first quarter of 2019. The return on average assets ("ROAA") was 1.73% and the return on average tangible common equity ("ROTCE") was 15.89% for the second quarter of 2019, compared to 1.87% and 16.89% for the first quarter of 2019. Refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

The $197 thousand decrease in net income was a result of lower net interest income of $356 thousand and higher provision for loan losses of $200 thousand, offset by higher noninterest income of $200 thousand, lower noninterest expense of $95 thousand, and lower income tax expense of $64 thousand. Net interest income decreased as a result of a lower net interest margin of 5.14% for the second quarter of 2019 compared to 5.50% for the prior quarter due to lower discount accretion and prepayment penalties on loans and higher funding costs, offset by higher volume of average earning assets for the linked quarters. The provision for loan losses is due to net loan growth as credit quality remained solid. The increase in noninterest income relates to higher gain on sale of loans offset in part by lower other income. The higher noninterest expense is due mostly to higher compensation expense offset in part by lower occupancy expense.

Second Quarter of 2019 Compared to Second Quarter of 2018
Net income was $6.8 million, or $0.58 per diluted share, for the second quarter of 2019 compared to $3.4 million, or $0.47 per diluted share, for the second quarter of 2018. The $3.4 million increase in net income was due mostly to including PCB's operations since the acquisition date, other organic balance sheet growth, and the impact of higher market interest rates as the target federal funds rate has increased 50 basis points since the end of the second quarter of 2018. This increase in net income relative to the growth in the balance sheet increased the ROAA and ROTCE for the second quarter of 2019 compared to the same quarter in 2018.

Net interest income increased $8.0 million and noninterest income increased $1.5 million, offset by higher provision for loan losses of $230 thousand, higher noninterest expense of $4.3 million and higher income tax expense of $1.7 million. Net interest income increased due to higher average earning assets of $551.8 million and the impact of higher market interest rates. The PCB acquisition added $399.8 million in net loans at the time of acquisition. The net interest margin expanded 41 basis points to 5.14% for the second quarter of 2019 compared to 4.73% for the same quarter of 2018 due to higher market interest rates, the higher yield on the loan portfolio acquired from PCB including net discount accretion on such acquired loans, and an improved funding mix. Our average cost of funds remained unchanged at 1.03% for the second quarters of 2019 and 2018 due to the improved funding mix attributed to the PCB acquisition, offset by an increase in the cost of interest-bearing liabilities from higher market rates.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income was $13.8 million, or $1.17 per diluted share, for the six months ended June 30, 2019 compared to $5.8 million, or $0.80 per diluted share, for the six months ended June 30, 2018. The $8.0 million increase in net income was driven primarily by the acquisition of PCB, other organic balance sheet growth and the impact of higher market interest rates as the target federal funds rate has increased 75 basis points since the end of the first quarter of 2018. This increase in net income relative to the growth in the balance sheet increased the ROAA and ROTCE to 1.80% and 16.38% for the six months ended June 30, 2019, compared to 1.29% and 10.80% for the same period in 2018.

Net interest income increased $17.7 million and noninterest income increased $3.1 million, offset by higher provision for loan losses of $380 thousand, higher noninterest expense of $8.3 million and higher tax expense of $4.1 million. Net interest income increased due to higher average earning assets of $541.3 million due to the PCB acquisition and the impact of higher market interest rates. The net interest margin expanded 76 basis points to 5.32% for the six months ended June 30, 2019 compared to 4.56% for the same 2018 period due to higher market interest rates, the higher yield on the loan portfolio acquired from PCB including net discount accretion on such acquired loans, and an improved funding mix. Our average cost of funds remained unchanged at 0.94% for the six months ended June 30, 2019 and 2018 resulting from the improved funding mix that offset an increase in the cost of interest-bearing liabilities from higher market interest rates.

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$1,730,433	$1,649,759	$1,622,501
Loans held for investment	1,336,015	1,273,577	1,250,981
Noninterest-bearing deposits	547,434	535,867	546,713
Total deposits	1,255,878	1,215,170	1,252,339
Shareholders’ equity	254,121	248,135	248,069
Key Ratios
Noninterest-bearing deposits to total deposits	43.6%	44.1%	43.7%
Equity to assets ratio	14.69%	15.04%	15.29%
Tangible common equity ratio (1)	10.57%	10.72%	10.90%
Book value per share	$21.65	$21.30	$21.16
Tangible book value per share (1)	$14.87	$14.45	$14.33
Credit Quality
Nonperforming loans as a percentage of total assets	0.15%	0.10%	0.11%
Allowance for loan losses as a percentage of total loans held for investment	0.90%	0.90%	0.88%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Balance Sheet Performance

•
Total consolidated assets increased $107.9 million to $1.73 billion at June 30, 2019 from $1.62 billion at December 31, 2018. Total loans held for investment increased $85.0 million to $1.34 billion at June 30, 2019 since year-end. This is an annualized growth of 13.6%.

•
Total consolidated liabilities increased $101.9 million to $1.48 billion at June 30, 2019 since December 31, 2018. Total deposits increased $3.5 million to $1.26 billion and total borrowings increased $94.4 million to $207.8 million at June 30, 2019 since year end to fund loan growth. Noninterest-bearing demand deposits totaled $547.4 million and represent 43.6% of total deposits at June 30, 2019 compared to approximately the same totals and percentage at December 31, 2018.

•
Total consolidated equity increased $6.1 million during the six months ended June 30, 2019 to $254.1 million due to net income of $13.8 million and the vesting and exercise of equity awards of $3.4 million, partially offset by stock repurchases of $7.1 million and cash dividends of $4.7 million. At June 30, 2019, our tangible book value per share was $14.87 compared to $14.33 at December 31, 2018. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

•
The Company and the Bank remain well-capitalized. At June 30, 2019, the Bank had a total risk-based capital ratio of 14.11% and a Tier 1 common to risk weighted assets ratio of 13.17%; compared to a total risk-based capital ratio of 14.18% and a Tier 1 common to risk weighted assets ratio of 13.26% at December 31, 2018.

Credit Quality

•
Credit quality remains solid. Non-performing assets totaled $2.7 million and $1.7 million at June 30, 2019 and December 31, 2018, and represented 0.15% and 0.11% of total assets. Non-performing loans were $2.7 million and $1.7 million at June 30, 2019 and December 31, 2018, and represented 0.20% and 0.14% of loans held for investment. The increase in nonperforming assets is due mostly to downgrading one commercial and industrial loan and seven SBA 7(a) loans which total $1.9 million.

Non-GAAP Financial Measures

     This following tables present non-GAAP financial measures for: (1) efficiency ratio, (2) adjusted efficiency ratio, (3) core net interest income, (4) core net interest margin, (5) core loan interest income, (6) core average loan yield, (7) adjusted net income, (8) adjusted return on average assets, (9) adjusted return on average equity, (10) average tangible common equity, (11) return on average tangible common equity, (12) adjusted return on average tangible common equity, (13) tangible common equity, (14) tangible assets, (15) tangible common equity to tangible asset ratio, and (16) tangible book value per share. We believe the presentation of certain non-GAAP financial measures provides useful information to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$10,605	$10,700	$6,325	$21,305	$13,008
Less: Merger, integration and public company registration costs	—	—	356	—	730
Adjusted noninterest expense (numerator)	$10,605	$10,700	$5,969	$21,305	$12,278
Net interest income	$18,836	$19,192	$10,819	$38,028	$20,371
Plus: Noninterest income	2,322	2,122	787	4,444	1,356
Total net interest income and noninterest income (denominator)	$21,158	$21,314	$11,606	$42,472	$21,727
Efficiency ratio (1)	50.1%	50.2%	54.5%	50.2%	59.9%
Adjusted efficiency ratio (1)	50.1%	50.2%	51.4%	50.2%	56.5%

Net Interest Margin
Net interest income	$18,836	$19,192	$10,819	$38,028	$20,371
Less: scheduled accretion income	499	526	—	1,025	—
Less: accelerated accretion and prepayment penalties	155	783	936	938	954
Core net interest income (1)	$18,182	$17,883	$9,883	$36,065	$19,417
Average total interest-earning assets	$1,469,658	$1,415,528	$917,891	$1,442,743	$901,432
Net interest margin	5.14%	5.50%	4.73%	5.32%	4.56%
Core net interest margin (1)	4.96%	5.12%	4.32%	5.04%	4.34%

Average loan yield
Loan interest income	$21,344	$20,916	$12,320	$42,260	$22,941
Less: scheduled accretion income	499	526	—	1,025	—
Less: accelerated accretion and prepayment penalties	155	783	936	938	954
Core loan interest income (1)	$20,690	$19,607	$11,384	$40,297	$21,987
Average loan balance	$1,334,188	$1,280,743	$801,342	$1,307,613	$787,892
Average loan yield	6.42%	6.62%	6.17%	6.52%	5.87%
Core average loan yield (1)	6.23%	6.21%	5.70%	6.21%	5.63%

Return on Average Assets, Equity, and Tangible Equity
Net income	$6,811	$7,008	$3,435	$13,819	$5,814
Add: After-tax merger, integration and public company registration costs	—	—	356	—	708
Adjusted net income (1)	$6,811	$7,008	$3,791	$13,819	$6,522

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands)
Average assets	$1,579,740	$1,523,264	$928,766	$1,551,658	$911,707
Average shareholders’ equity	251,662	248,168	109,813	249,924	108,609
Less: Average intangible assets	79,731	79,928	—	79,829	—
Average tangible common equity (1)	$171,931	$168,240	$109,813	$170,095	$108,609
Return on average assets	1.73%	1.87%	1.48%	1.80%	1.29%
Adjusted return on average assets (1)	1.73%	1.87%	1.64%	1.80%	1.44%
Return on average equity	10.86%	11.45%	12.55%	11.15%	10.80%
Adjusted return on average equity(1)	10.86%	11.45%	13.85%	11.15%	12.11%
Return on average tangible common equity (1)	15.89%	16.89%	12.55%	16.38%	10.80%
Adjusted return on average tangible equity (1)	15.89%	16.89%	13.85%	16.38%	12.11%
(1) Non-GAAP measure.

	June 30, 2019	December 31, 2018
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$254,121	$248,069
Less: Intangible assets	79,608	80,001
Tangible common equity (1)	$174,513	$168,068
Total assets	$1,730,433	$1,622,501
Less: Intangible assets	79,608	80,001
Tangible assets (1)	$1,650,825	$1,542,500
Equity to asset ratio	14.69%	15.29%
Tangible common equity to tangible asset ratio (1)	10.57%	10.90%
Book value per share	$21.65	$21.16
Tangible book value per share (1)	$14.87	$14.33
Shares outstanding	11,737,441	11,726,074
(1) Non-GAAP measure.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, provision for loan losses, noninterest income and noninterest expense. The comparability of financial information is affected by the acquisition of PCB on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements since the July 31, 2018 acquisition date.

Net Interest Income

Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following tables summarize the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the periods indicated:

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1)	$1,334,188	$21,344	6.42%	$1,280,743	$20,916	6.62%	$801,342	$12,320	6.17%
Investment securities	36,337	215	2.37%	37,094	236	2.58%	38,153	233	2.45%
Deposits in other financial institutions	83,183	442	2.13%	80,800	427	2.14%	74,325	294	1.59%
Federal funds sold/resale agreements	2,018	12	2.39%	3,000	18	2.43%	—	—	—%
FHLB and other bank stock dividends	13,932	206	5.93%	13,891	242	7.07%	4,071	68	6.70%
Total interest-earning assets	1,469,658	22,219	6.06%	1,415,528	21,839	6.26%	917,891	12,915	5.64%

Noninterest-earning assets	110,082			107,736			10,875
Total assets	$1,579,740			$1,523,264			$928,766

Interest-bearing liabilities:
Interest checking	$111,116	$298	1.08%	$118,882	$309	1.05%	$141,598	$407	1.15%
Money market accounts	271,067	900	1.33%	271,980	868	1.29%	151,248	455	1.21%
Savings accounts	28,825	56	0.78%	34,357	62	0.73%	50,978	107	0.84%
Time deposits	150,601	674	1.80%	170,365	730	1.74%	170,148	738	1.74%
Brokered time deposits	128,555	789	2.46%	60,699	275	1.84%	52,801	181	1.37%
Total interest-bearing deposits	690,164	2,717	1.58%	656,283	2,244	1.39%	566,773	1,888	1.34%
Borrowings	77,442	484	2.51%	36,123	230	2.58%	35,724	167	1.86%
Senior secured notes	12,398	182	5.89%	11,901	173	5.90%	3,218	41	5.11%
Total interest-bearing liabilities	780,004	3,383	1.74%	704,307	2,647	1.52%	605,715	2,096	1.39%

Noninterest-bearing liabilities:
Demand deposits	534,192			561,868			209,009
Other liabilities	13,882			8,921			4,229
Shareholders’ equity	251,662			248,168			109,813

Total liabilities and shareholders' equity	$1,579,740			$1,523,264			$928,766

Net interest spread		$18,836	4.32%		$19,192	4.74%		$10,819	4.25%
Net interest margin			5.14%			5.50%			4.73%

Total deposits	$1,224,356	$2,717	0.89%	$1,218,151	$2,244	0.75%	$775,782	$1,888	0.98%
Total funding sources	$1,314,196	$3,383	1.03%	$1,266,175	$2,647	0.85%	$814,724	$2,096	1.03%
(1) Average loans include net discounts and deferred costs. Interest income on loans includes $236 thousand, $231 thousand and $142 thousand related to the accretion of net deferred loan fees and $760 thousand, $984 thousand and $989 thousand related to accretion of discounts for the quarters ended June 30, 2019, March 31, 2019 and June 30, 2018.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1)	$1,307,613	$42,260	6.52%	$787,892	$22,941	5.87%
Investment securities	36,714	451	2.48%	38,826	472	2.45%
Deposits in other financial institutions	81,998	869	2.14%	70,712	554	1.58%
Federal funds sold/resale agreements	2,506	30	2.41%	—	—	—%
FHLB and other bank stock dividends	13,912	448	6.49%	4,002	137	6.90%
Total interest-earning assets	1,442,743	44,058	6.16%	901,432	24,104	5.39%

Noninterest-earning assets	108,915			10,275
Total assets	$1,551,658			$911,707

Interest-bearing liabilities:
Interest checking	$114,978	$607	1.06%	$166,302	$912	1.11%
Money market accounts	271,521	1,768	1.31%	121,362	619	1.03%
Savings accounts	31,575	118	0.75%	60,243	257	0.86%
Time deposits	160,429	1,404	1.76%	147,198	1,186	1.62%
Brokered time deposits	94,814	1,064	2.26%	52,201	349	1.35%
Total interest-bearing deposits	673,317	4,961	1.49%	547,306	3,323	1.22%
Borrowings	56,897	714	2.53%	41,735	356	1.71%
Senior secured notes	12,151	355	5.89%	2,176	54	5.00%
Total interest-bearing liabilities	742,365	6,030	1.64%	591,217	3,733	1.27%

Noninterest-bearing liabilities:
Demand deposits	547,954			207,887
Other liabilities	11,415			3,994
Shareholders’ equity	249,924			108,609

Total liabilities and shareholders' equity	$1,551,658			$911,707

Net interest spread		$38,028	4.52%		$20,371	4.12%
Net interest margin			5.32%			4.56%

Total deposits	$1,221,271	$4,961	0.82%	$755,193	$3,323	0.89%
Total funding sources	$1,290,319	$6,030	0.94%	$799,104	$3,733	0.94%

(1)
Average loans include net discounts and deferred costs. Interest income on loans includes $467 thousand and $172 thousand related to the accretion of net deferred loan fees and $1.7 million and $1.2 million related to accretion of discounts for the six months ended June 30, 2019 and 2018.

Rate/Volume Analysis

The volume and interest rate variance tables below set forth the dollar difference in interest earned for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated, and the amount of such change attributable to changes in average balances (volume) or in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are allocated proportionately based on the amounts of the individual rate and volume changes.

	Three Months Ended
	June 30, 2019 vs. March 31, 2019			June 30, 2019 vs. June 30, 2018
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$989	$(561)	$428	$8,506	$518	$9,024
Interest on investment securities	(4)	(17)	(21)	(11)	(7)	(18)
Interest on deposits in financial institutions	11	(2)	9	50	110	160
Dividends on FHLB and other stock	1	(37)	(36)	146	(8)	138
Change in interest income	997	(617)	380	8,691	613	9,304
Interest expense:
Savings, interest checking and money market accounts	(32)	47	15	267	18	285
Time deposits	314	144	458	306	238	544
Borrowings	270	(7)	263	380	78	458
Change in interest expense	552	184	736	953	334	1,287
Change in net interest income	$445	$(801)	$(356)	$7,738	$279	$8,017

	Six Months Ended
	June 30, 2019 vs. June 30, 2018
	Change Attributable to		Total Change
	Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$16,542	$2,777	$19,319
Interest on investment securities	(26)	5	(21)
Interest on deposits in financial institutions	128	217	345
Dividends on FHLB and other stock	319	(8)	311
Change in interest income	16,963	2,991	19,954
Interest expense:
Savings, interest checking and money market accounts	557	148	705
Time deposits	503	430	933
Borrowings	447	212	659
Change in interest expense	1,507	790	2,297
Change in net interest income	$15,456	$2,201	$17,657

Second Quarter of 2019 Compared to First Quarter of 2019

Net interest income for the second quarter of 2019 was $18.8 million, a decrease of $356 thousand, from $19.2 million for the first quarter of 2019 due to higher interest expense of $736 thousand, offset partially by higher interest income of $380 thousand. The increase in interest income was due to strong loan growth and one additional day in the second quarter compared to the first quarter of 2019 offset by a lower loan yield. Average loans increased $53.4 million to $1.33 billion for the second quarter of 2019. The increase in interest expense is attributed to higher average interest-bearing liabilities, a higher overall cost of such funds, and one additional day in the second quarter. Average interest-bearing deposits and borrowings increased $75.7 million to support loan growth. Deposit interest expense increased $473 thousand, due mostly to the higher cost and volume of brokered time deposits, and borrowings interest expense increased $263 thousand due to the higher volume.

Net interest margin decreased 36 basis points to 5.14% for the second quarter of 2019 from 5.50% for the first quarter of 2019 due to lower discount accretion and prepayment penalties on loans and higher funding costs. The loan yield decreased 20 basis points to 6.42% for the second quarter of 2019 from 6.62% for the first quarter of 2019 due to lower scheduled and accelerated accretion of discounts on loans and prepayment penalties of $655 thousand. The cost of funds increased 18 basis points to 1.03% for the second quarter of 2019 compared to 0.85% for the first quarter of 2019 due in part to average brokered time deposits and borrowings representing a higher percentage of total average funding sources. Average brokered time deposits and total borrowings increased $67.9 million and $41.8 million and average interest-bearing nonmaturity deposits and average noninterest-bearing demand deposits decreased $14.2 million and $27.7 million. The cost of interest-bearing deposits increased 19 basis points to 1.58% due to the mix of deposits and the higher cost of such deposits. During the second quarter of 2019, average noninterest-bearing demand deposits totaled $534.2 million, or 43.6% of total deposits, compared to $561.9 million, or 46.1% of total deposits, for the first quarter of 2019. The total cost of deposits increased 14 basis points to 0.89% from 0.75%.

The core net interest margin decreased 16 basis points to 4.96% for the second quarter compared to 5.12% for the first quarter of 2019 due to higher funding costs. The core loan yield increased 2 basis points to 6.23% for the second quarter compared to the first quarter of 2019. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

Second Quarter of 2019 Compared to Second Quarter of 2018

Net interest income increased $8.0 million to $18.8 million for the second quarter of 2019 when compared to the same quarter of 2018 due to higher average interest-earning assets of $551.8 million and the impact of higher market interest rates. Average interest earning assets increased due to including PCB's operations after the July 31, 2018 acquisition date and organic loan growth. The PCB acquisition added $399.8 million in net loans at the time of acquisition. Average loan balances increased $532.8 million to $1.33 billion for the second quarter of 2019 compared to $801.3 million for the same quarter of 2018.

Our net interest margin increased 41 basis points to 5.14% for the second quarter of 2019 compared to 4.73% for the same quarter of 2018. The net interest margin expansion was driven by the impact of the 50 basis point increase in the target federal funds rate since the end of the second quarter of 2018 on new loan production and loan repricing, the higher yield on the loan portfolio acquired from PCB including net discount accretion on such acquired loans, and an improved funding mix. Our loan yield increased 25 basis points to 6.42% for the second quarter of 2019 compared to 6.17% for the same quarter of 2018. The average yield on interest-earning assets was 6.06% for the second quarter of 2019 compared to 5.64% for the same quarter of 2018.

Our average cost of funds remained unchanged at 1.03% for the second quarters of 2019 and 2018 due to an improved funding mix as a result of the PCB acquisition, offset by an increase in the cost of interest-bearing liabilities from higher market rates. Average noninterest-bearing deposits totaled $534.2 million and represented 43.6% of average total deposits for the second quarter of 2019 compared to $209.0 million and 26.9% of average total deposits for the same quarter of 2018. Average interest-bearing liabilities were $780.0 million during the second quarter of 2019 compared to $605.7 million for the same quarter of 2018. Our cost of interest-bearing liabilities increased 35 basis points to 1.74% compared to the same quarter of 2018. The average senior secured note balance increased $9.2 million to $12.4 million for the second quarter of 2019 as we used the funds for corporate initiatives including common share repurchases, dividends, operational costs, and merger, integration and public company registration costs.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net interest income increased $17.7 million to $38.0 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 due to higher interest income of $20.0 million, offset partially by higher interest expense of $2.3 million. The increase in interest income was driven by higher average interest-earning assets of $541.3 million; average interest earning assets totaled $1.44 billion for the six months ended June 30, 2019 compared to $901.4 million for the same 2018 period. The average interest-earning asset growth was primarily from the PCB acquisition and organic loan growth. Average loan balances increased $519.7 million to $1.31 billion for the six months ended June 30, 2019 compared to $787.9 million for the same 2018 period.

Our net interest margin increased 76 basis points to 5.32% for the six months ended June 30, 2019 compared to 4.56% for the same 2018 period. The increase in our net interest margin was driven by the impact of the 75 basis point increase in the target federal funds rate since the end of first quarter of 2018 on new loan production and loan repricing, the higher yield on the loan portfolio acquired from PCB including net discount accretion on such acquired loans, and an improved funding mix. For the six months ended June 30, 2019, interest income included discount accretion and prepayment penalties from early payoffs of loans of $2.0 million, which expanded the net interest margin by 28 basis points; this compared to $954 thousand or 20 basis points for the same 2018 period as shown in the table below.

	Six Months Ended June 30, 2019
	2019		2018		Variance
Net interest income and net interest margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(dollars in thousands)
As reported	$38,028	5.32%	$20,371	4.56%	$17,657	0.76%
Less: scheduled accretion income	1,025	0.14%	—	—%	1,025	0.14%
Less: accelerated accretion and prepayment penalties	938	0.14%	954	0.20%	(16)	(0.06)%
Core (non-GAAP)	$36,065	5.04%	$19,417	4.34%	$16,648	0.70%

The average yield on interest-earning assets increased 77 basis points to 6.16% for the six months ended June 30, 2019 compared to 5.39% for the same 2018 period. Our loan yield increased 65 basis points to 6.52% for the six months ended June 30, 2019 compared to 5.87% for the same 2018 period. The increase in the earnings asset yield and loan yield were driven by higher market interest rates and higher net discount accretion and prepayment penalties. The discount accretion from acquired loans, and accelerated discount accretion and prepayment penalties due to early loan payoffs increased our loan yield 30 basis points and 24 basis points for the six months ended June 30, 2019 and 2018.

Our average cost of funds remained unchanged at 0.94% for the six months ended June 30, 2019 and 2018 due to an improved funding mix from the PCB acquisition offset by an increase in the cost of interest-bearing liabilities due to the impact of higher market interest rates. Average noninterest-bearing deposits increased to $548.0 million and represented 44.9% of average total deposits for the six months ended June 30, 2019 compared to $207.9 million and 27.5% of total average deposits for the same 2018 period. Average interest-bearing liabilities were $742.4 million during the six months ended June 30, 2019 compared to $591.2 million for the same 2018 period and our cost of interest-bearing liabilities increased 37 basis points to 1.64% from the year-ago period. Average senior secured notes increased $10.0 million to $12.2 million for the six months ended June 30, 2019.

Provision for Loan Losses

We maintain an allowance for loan losses, which we also refer to as the allowance, at a level we believe is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the loans held for investment, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. At June 30, 2019, the allowance was $12.1 million, or 0.90% of loans held for investment, compared to $11.1 million, or 0.88% of loans held for investment at December 31, 2018. The increase in the allowance at June 30, 2019 results primarily from net growth in the loan portfolio. The net carrying value of loans acquired through the acquisition of PCB includes a remaining net discount of $8.1 million at June 30, 2019, which represents 0.60% of total gross loans.

The provision for loan losses totaled $550 thousand for the second quarter of 2019 compared to $350 thousand for the first quarter of 2019 and $320 thousand for the second quarter of 2018. The provision for loan losses totaled $900 thousand for six months ended June 30, 2019 compared to $520 thousand for the same 2018 period. The provisions for loan losses were primarily the result of organic loan growth and, to a lesser extent, renewals of acquired loans included in loans held for investment.

Noninterest Income

The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands)
Gain on sale of loans	$1,271	$928	$448	$2,199	$695
Service charges and fees on deposit accounts	564	540	208	1,104	423
Net servicing fees	287	234	126	521	279
Other income (loss)	200	420	5	620	(41)
Total noninterest income	$2,322	$2,122	$787	$4,444	$1,356

Second Quarter of 2019 Compared to First Quarter of 2019

Noninterest income for the second quarter of 2019 was $2.3 million, an increase of $200 thousand from $2.1 million for the first quarter of 2019 due to higher gains on sale of loans, service charges and fees on deposit accounts and net servicing fees, offset by lower other income. Loan sales for the second quarter of 2019 relate to loans with a net carrying value of $16.4 million at an average premium percentage of 7.8%, resulting in a gain of $1.3 million compared to loans with a net carrying value of $18.6 million at an average premium percentage of 5.0%, resulting in a gain of $928 thousand for the first quarter of 2019.

Net servicing fees totaled $287 thousand and $234 thousand for the second quarter of 2019 and first quarter of 2019 including contractually-specified servicing fees of $493 thousand and $445 thousand, offset by the amortization of the servicing asset of $206 thousand and $211 thousand. The decrease in amortization of the servicing asset was due to lower amortization from early loan pay-offs which totaled $69 thousand for the second quarter of 2019 compared to $92 thousand for the first quarter of 2019. Our SBA loan servicing portfolio averaged $210.6 million for the second quarter of 2019 compared to $197.7 million for the prior quarter.

Other income for the first quarter of 2019 included a Bank Enterprise Award of $233 thousand from the U.S. Treasury’s Community Development Financial Institutions Fund to recognize the Bank's efforts in providing affordable housing development and small business loans within distressed communities; there was no similar income in the current quarter.

Second Quarter of 2019 Compared to Second Quarter of 2018

Noninterest income increased $1.5 million to $2.3 million for the second quarter of 2019 compared to $787 thousand for the same quarter of 2018 due to higher net earnings for all of the categories due to including PCB's operations since the July 31, 2018 acquisition date and higher gain on sale of loans. The $823 thousand increase in gain on sale of loans for the second quarter of 2019 compared to the same quarter of 2018 is due to a higher volume of loans sold. The $16.4 million of loans sold in the second quarter of 2019 compares to loans sold with a net carrying value of $6.0 million at an average premium percentage of 7.5%, resulting in a gain of $448 thousand for the second quarter of 2018. Services charges and fees on deposit accounts increased $356 thousand due to a higher number of transaction-based accounts and higher total account balances as a result of the PCB acquisition; average non-maturity deposit account balances totaled $945.2 million for the second quarter of 2019 compared to $552.8 million for the same quarter of 2018.

Net servicing fees increased due to higher contractual servicing fees, offset by higher amortization expense of the related servicing asset. Our SBA loan servicing portfolio averaged $210.6 million for the second quarter of 2019 compared to $136.5 million for the same quarter of 2018. The increase in our SBA loan servicing portfolio related mostly to the acquisition of PCB which contributed $73.8 million to the portfolio of serviced SBA loans on the date of acquisition. We also acquired a servicing asset of $1.1 million in conjunction with the PCB acquisition. During the second quarter of 2019 and 2018, contractually-specified servicing fees were $493 thousand and $317 thousand, offset by the amortization of the servicing asset of $206 thousand and $191 thousand. The increase in amortization of the servicing asset was attributed to the additional amortization related to the servicing asset acquired in the PCB acquisition and increases due to SBA loan sales, offset by a decrease in accelerated amortization due to a lower level of early loan pay-offs. Amortization expense related to early loan pay-offs totaled $69 thousand for the second quarter of 2019 compared to $112 thousand for the same quarter of 2018.

Other income was $200 thousand for the second quarter of 2019 compared to $5 thousand for the same quarter of 2018. The $195 thousand increase is due to higher net realized gains on equity securities with a readily determinable fair value and higher appreciation in the cash surrender value of Bank Owned Life Insurance ("BOLI") acquired from PCB of $27 thousand for which there was no similar income for the same quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Noninterest income increased $3.1 million to $4.4 million for the six months ended June 30, 2019 compared to $1.4 million for the same 2018 period due to higher net earnings for all of the categories as a result of including PBC's operation since the acquisition date and higher gain on the sale of loans of $1.5 million. The 2019 loan sales relate to 29 loans with a net carrying value of $35.0 million at an average premium of 6.3%, resulting in a gain of $2.2 million; this compares to the 2018 loan sales which relate to 10 loans with a net carrying value of $8.8 million at an average premium of 7.9%, resulting in a gain of $695 thousand. Services charges and fees on deposit accounts increased $681 thousand due to a higher number of transaction-based accounts and higher account balances as a result of the PCB acquisition. Average non-maturity deposit account balances totaled $966.0 million for the six months ended June 30, 2019 compared to $555.8 million for the same 2018 period.

The increase in net servicing fees was due to higher servicing fee income offset partially by higher amortization expense of the related servicing assets. Our SBA loan servicing portfolio averaged $204.2 million for the six months ended June 30, 2019 compared to $138.4 million for the same 2018 period; this increase is attributed mostly to the acquired servicing portfolio. During the six months ended June 30, 2019 and 2018, contractually-specified servicing fees were $938 thousand and $635 thousand, offset by the amortization of the servicing asset of $417 thousand and $356 thousand. The increase in servicing asset amortization was due to amortizing a larger servicing asset offset by a decrease in accelerated amortization due to a lower level of early loan pay-offs. Amortization expense related to early loan pay-offs totaled $161 thousand for the six months ended June 30, 2019 and $199 thousand for the same 2018 period.

Other income increased $661 thousand to $620 thousand for the six months ended June 30, 2019 from a loss of $41 thousand for the same 2018 period. The increase is attributed primarily to: (i) higher net realized gains on equity securities with a readily determinable fair value of $145 thousand; (ii) higher appreciation in the cash surrender value of the BOLI acquired in the PCB acquisition of $53 thousand; and (iii) the aforementioned Bank Enterprise Award of $233 thousand for which there was no similar income in the same 2018 period.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
	(dollars in thousands)
Salaries and employee benefits	$6,857	$6,223	$3,482	$13,080	$7,502
Occupancy and equipment	987	1,429	575	2,416	1,101
Data processing	639	604	448	1,243	869
Professional fees	426	419	378	845	682
Office, postage and telecommunications	255	272	193	527	385
Deposit insurance and regulatory assessments	120	195	86	315	197
Loan related	71	214	101	285	185
Customer service related	273	477	101	750	241
Merger, integration and public company registration costs	—	—	356	—	730
Amortization of core deposit intangible	197	196	—	393	—
Other expenses	780	671	605	1,451	1,116
Total noninterest expense	$10,605	$10,700	$6,325	$21,305	$13,008
Efficiency ratio (1)	50.1%	50.2%	54.5%	50.2%	59.9%
Adjusted efficiency ratio (1)	50.1%	50.2%	51.4%	50.2%	56.5%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Second Quarter of 2019 Compared to First Quarter of 2019

Noninterest expense decreased $95 thousand to $10.6 million for the second quarter of 2019 from $10.7 million for the first quarter of 2019. This decrease was due to lower occupancy and equipment expense of $442 thousand and lower deposit insurance and regulatory assessments of $75 thousand, offset by higher salaries and employee benefits of $634 thousand. The decrease in occupancy expenses was due to first quarter impairment charges related to the right-of-use assets for operating leases and fixed assets for the branch consolidations of $400 thousand; there were no impairment charges in the current quarter. The decrease in deposit insurance and regulatory assessments was due primarily to a decrease in FDIC assessment rates. The increase in salaries and employee benefits was due to higher commissions and incentives related to loan and deposit growth, higher salary expense attributed to additional staff, annual pay increases being included for a full quarter, and higher restricted stock expense, offset by lower payroll tax expense. During the second quarter of 2019, we had an average of 182 full time equivalent ("FTE") employees compared to an average of 177 FTE employees for the first quarter.

Second Quarter of 2019 Compared to Second Quarter of 2018

Noninterest expense for the second quarter of 2019 was $10.6 million, an increase of $4.3 million from $6.3 million for the same quarter of 2018. The increase in all of the overhead expense categories is due to including PCB's operations since the date of acquisition offset partially by the decrease of $356 thousand in merger, integration and public company registration costs. Salaries and employee benefits increased $3.4 million due primarily to the growth in headcount resulting from the PCB acquisition; the current quarter average of 182 FTE employees compared to an average of 105 FTE employees for the same quarter of 2018. Occupancy and equipment costs increased $412 thousand due to the additional occupancy costs associated with the locations added in the PCB acquisition after the branch consolidations during the second quarter of 2019. Data processing increased $191 thousand due to increases in transaction volume from both organic growth and the PCB acquisition. Professional fees increased $48 thousand due to increases in legal, consulting and audit fees for enhancements of policies, procedures and internal controls as we transitioned to a publicly-traded company. In connection with the PCB acquisition, we established a core deposit intangible (CDI) asset of $6.9 million. Amortization of our CDI was $197 thousand for the second quarter of 2019; there was no similar expense for the same 2018 period.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Noninterest expense for six months ended June 30, 2019 was $21.3 million, an increase of $8.3 million from $13.0 million for the same 2018 period. The increase in all of the overhead expense categories is due to including PCB's operations since the date of acquisition and the addition of CDI amortization expense, offset partially by the decrease of $730 thousand in merger, integration and public company registration costs. Salaries and employee benefits increased $5.6 million due mostly to the growth in headcount resulting from the PCB acquisition. The average FTE employees for 2019 is 179 compared to 108 FTE employees for 2018. Occupancy and equipment costs increased $1.3 million due to the branches added in the PCB acquisition and the previously described $400 thousand impairment charges.

Income Taxes

Income tax expense was $3.2 million, $3.3 million and $1.5 million for the second quarter of 2019, first quarter of 2019 and second quarter of 2018. The effective tax rates were 31.9%, 31.7% and 30.8% for the second quarter of 2019, first quarter of 2019 and second quarter of 2018. Income tax expense was $6.4 million and $2.4 million for the six months ended June 30, 2019 and 2018. The effective tax rates were 31.8% and 29.1% for the six months ended June 30, 2019 and 2018.
The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

Total assets increased $80.7 million during the second quarter to $1.73 billion at June 30, 2019 from $1.65 billion at March 31, 2019. This increase is due mostly to the $62.4 million increase in loans held for investment and the $26.9 million increase in cash and cash equivalents, offset by the $9.7 million decrease in loans held for sale. Total liabilities increased $74.7 million during the second quarter to $1.48 billion at June 30, 2019 from $1.40 billion at March 31, 2019. Total deposits increased $40.7 million to $1.26 billion at June 30, 2019. Other borrowings increased $35.0 million to $195.0 million at June 30, 2019 and senior secured notes decreased $1.4 million to $12.8 million at June 30, 2019.

Since December 31, 2018, total assets have increased $107.9 million due mostly to an $85.0 million increase in loans held for investment to $1.32 billion at June 30, 2019, or an annualized growth rate of 13.6%. In addition, cash and cash equivalents increased $40.2 million and other assets increased $6.1 million due mostly to the adoption of the new lease accounting standard effective January 1, 2019 which added operating lease right-of-use assets of $4.8 million. These increases were offset by a $19.6 million decrease in loans held for sale and a $2.0 million decrease in deferred tax assets. Total liabilities at June 30, 2019 were $1.48 billion, an increase of $101.9 million, from $1.37 billion at December 31, 2018. Total deposits increased $3.5 million, borrowings increased $90.0 million, senior secured notes increased $4.4 million, and other liabilities, including operating lease liabilities, increased $4.0 million due to the adoption of the new lease accounting standard effective January 1, 2019.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold. Cash and cash equivalents totaled $237.6 million at June 30, 2019, an increase of $26.9 million from March 31, 2019 and $40.2 million from December 31, 2018. The increases in cash and cash equivalents during the three and six months ended June 30, 2019 were primarily attributable to increases in brokered time deposits and borrowings.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$8,557	30.0%	$8,729	30.0%	$8,844	29.9%
Collateralized mortgage obligations	10,828	37.9%	11,140	38.4%	11,461	38.8%
SBA pools	9,173	32.1%	9,195	31.6%	9,238	31.3%
	$28,558	100.0%	$29,064	100.0%	$29,543	100.0%

	June 30, 2019		March 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$3,341	65.8%	$3,341	62.9%	$3,340	62.8%
Mortgage-backed securities	1,735	34.2%	1,970	37.1%	1,982	37.2%
	$5,076	100.0%	$5,311	100.0%	$5,322	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2019:

	June 30, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$8,557	$8,557
Collateralized mortgage obligations	—	—	—	10,828	10,828
SBA pools	—	—	—	9,173	9,173
	$—	$—	$—	$28,558	$28,558
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.64%	2.64%
Collateralized mortgage obligations	—%	—%	—%	2.17%	2.17%
SBA pools	—%	—%	—%	2.43%	2.43%
	—%	—%	—%	2.39%	2.39%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

	June 30, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$—	$3,341	$—	$—	$3,341
Mortgage-backed securities	—	—	—	1,735	1,735
	$—	$3,341	$—	$1,735	$5,076
Weighted average yield:
U.S. Government and agency securities	—%	2.05%	—%	—%	2.05%
Mortgage-backed securities	—%	—%	—%	2.90%	2.90%
	—%	2.05%	—%	2.90%	2.33%
(1) Mortgage-backed securities do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

At June 30, 2019, no issuer represented 10% or more of our shareholders’ equity. At June 30, 2019, securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve Bank as collateral for a $4.9 million line of credit. There were no borrowings under this line of credit for the three and six months ended June 30, 2019.

Loans

Loans are the single largest contributor to our net income. It is our goal to continue to grow the balance sheet through the origination of loans, and to a lesser extent, through loan purchases. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and disciplined loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Our lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The following table shows the composition of our loans held for investment as of the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$196,034	14.7%	$185,798	14.6%	$184,177	14.7%
Real estate:
Residential	51,512	3.9%	54,841	4.3%	57,443	4.6%
Commercial real estate - owner occupied	180,161	13.5%	186,696	14.7%	179,494	14.3%
Commercial real estate - non-owner occupied	404,177	30.2%	382,115	30.0%	401,665	32.2%
Commercial and industrial	332,709	24.9%	307,175	24.1%	281,718	22.5%
SBA loans	171,300	12.8%	156,781	12.3%	146,462	11.7%
Consumer	159	—%	163	—%	159	—%
Loans held for investment, net of discounts	$1,336,052	100.0%	$1,273,569	100.0%	$1,251,118	100.0%
Net deferred origination costs (fees)	(37)		8		(137)
Loans held for investment	1,336,015		1,273,577		1,250,981
Allowance for loan losses	(12,053)		(11,426)		(11,056)
Loans held for investment, net	$1,323,962		$1,262,151		$1,239,925

At June 30, 2019, loans held for investment totaled $1.34 billion, an increase of $62.4 million, or annualized growth rate of approximately 19.6% for the second quarter of 2019, and an increase of $85.0 million, or annualized growth rate of 13.6% since year end. During the second quarter of 2019, construction and land development loans increased $10.2 million, commercial real estate loans ("CRE") increased $15.5 million, commercial and industrial loans increased $25.5 million, and SBA loans increased $14.5 million, while residential loans decreased $3.3 million. The diversification and portfolio composition remained similar at June 30, 2019 compared to year end. The most significant categories in the loan portfolio are CRE (non-owner occupied) and commercial and industrial loans which represent 30.2% and 24.9% of total loans held for investments, net of discounts at June 30, 2019.

As of June 30, 2019, March 31, 2019 and December 31, 2018, loans secured by non-owner occupied commercial real estate represented 299%, 292% and 309% of our total risk-based capital (as defined by the federal bank regulators) and were below our internal policy limit of 350% of risk-based capital. In addition, at June 30, 2019, March 31, 2019 and December 31, 2018, total loans secured by commercial real estate under construction and land development represented 107%, 105% and 108% of our total risk-based capital and were likewise below our internal policy of 150% of risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, our single largest concentration of CRE loans is to hospitality owners, which comprised 12%, 11% and 14% of total commercial real estate loans at June 30, 2019, March 31, 2019 and December 31, 2018. Some of the members of our Board of Directors are active in the hospitality sector and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members, or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital. At June 30, 2019, March 31, 2019 and December 31, 2018, hospitality loans represented 53%, 51% and 61% of our risk-based capital. At June 30, 2019, March 31, 2019 and December 31, 2018, total commitments to fund hospitality loans represented 55%, 53% and 64% of our risk-based capital.

We offer small business loans through the SBA 7(a) and 504 loan programs. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000 and an 85% guaranty for loans $150,000 or less. The maximum SBA 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. The following table summarizes the SBA loan types in the portfolio as of the dates indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands)
SBA 7(a)	$105,343	$101,782	$100,159
SBA 504	65,957	54,999	46,303
Total	$171,300	$156,781	$146,462

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands)
Secured - Industrial warehouse	$31,704	$30,869	$31,585
Secured - Hospitality	28,139	28,720	22,665
Secured - Others	60,469	49,425	47,035
Unsecured or secured by other business asset	16,046	15,693	14,961
Total unguaranteed portion	136,358	124,707	116,246
Guaranteed portion	34,942	32,074	30,216
Total	$171,300	$156,781	$146,462

Loan Maturities

The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at June 30, 2019:

	June 30, 2019
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$—	$131,635	$2,871	$52,603	$—	$8,925	$196,034
Real estate:
Residential	24	1,080	—	1,457	2,469	46,482	51,512
Commercial real estate - owner occupied	7,302	10,322	20,907	39,115	9,801	92,596	180,043
Commercial real estate - non-owner occupied	28,314	34,993	66,826	114,283	16,053	142,661	403,130
Commercial and industrial	16,957	66,847	25,222	113,740	11,311	98,104	332,181
SBA loans	—	8,577	2,955	17,406	7,304	134,470	170,712
Consumer & other	1	158	—	—	—	—	159
	$52,598	$253,612	$118,781	$338,604	$46,938	$523,238	$1,333,771
PCI loans	—	—	1,615	141	10	515	2,281
Total	$52,598	$253,612	$120,396	$338,745	$46,948	$523,753	$1,336,052

Problem Loans

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

The following tables present the recorded investment balances of potential problem loans, excluding PCI loans,classified as special mention or substandard, at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$—	$—	$5,770	$417	$—	$6,187
Substandard	—	—	5,188	—	5,754	5,200	—	16,142
Total	$—	$—	$5,188	$—	$11,524	$5,617	$—	$22,329

(1)	At June 30, 2019, substandard loans include $2.7 million of impaired loans. We had no loans classified as doubtful or loss at June 30, 2019.

	December 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$4,857	$1,133	$8,341	$6,065	$—	$20,396
Substandard	—	—	—	—	3,140	1,817	—	4,957
Total	$—	$—	$4,857	$1,133	$11,481	$7,882	$—	$25,353

(1)	At December 31, 2018, substandard loans include $1.7 million of impaired loans. We had no loans classified as doubtful or loss at December 31, 2018.

Since year end, $11.1 million of loans risk rated "Special Mention" at December 31, 2018 have been upgraded and $3.6 million have been downgraded to substandard as of June 30, 2019. The remaining increase in the "Substandard" risk rating classification is due to other portfolio migration.

Nonperforming Assets

Nonperforming assets, excluding PCI loans, are defined as nonperforming loans plus real estate acquired through foreclosure. Nonperforming loans are further defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”). The balances of nonperforming loans reflect our net investment in these assets. The table below reflects the composition of nonperforming assets as of the periods indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—	$—
Non-accrual	2,504	1,091	1,128
Troubled debt restructurings on non-accrual	175	579	594
Total nonperforming loans	2,679	1,670	1,722
Foreclosed assets	—	—	—
Total nonperforming assets	$2,679	$1,670	$1,722
Troubled debt restructurings - on accrual	$720	$325	$327

Nonperforming loans as a percentage of total loans held for investment	0.20%	0.13%	0.14%
Nonperforming assets as a percentage of total assets	0.15%	0.10%	0.11%

The following table shows our nonperforming loans by loan class as of the dates indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
Nonperforming loans:	(dollars in thousands)
Commercial and industrial	$238	$84	$89
SBA loans	2,441	1,586	1,633
Total nonperforming loans (1)	$2,679	$1,670	$1,722
 (1) There were no purchased credit impaired loans on nonaccrual at June 30, 2019, March 31, 2019 and December 31, 2018.

Since year end, the increase in nonperforming loans is due mostly to downgrading one commercial and industrial loan and seven SBA 7(a) loans totaling $1.9 million, offset by a $917 thousand reduction due to loans being paid off or returned to accruing status.

Troubled Debt Restructurings

At June 30, 2019 and December 31, 2018, we had approximately $895 thousand and $922 thousand in recorded investment in loans identified as TDRs and no specific reserves were allocated to these loans. We have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of June 30, 2019. During the three and six months ended June 30, 2019, there were no new loan modifications resulting in TDRs. At June 30, 2019 and December 31, 2018, one TDR with a recorded investment balance of $95 thousand was not performing in accordance with its restructured terms.

Allowance for Loan losses

The allowance for loan losses, which we also refer to as the allowance, is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each loan portfolio segment.

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

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$11,426	$10,010	$11,056	$10,497
Charge-offs:
Commercial and industrial	(122)	—	(124)	(514)
SBA loans	—	(21)	—	(261)
Total charge-offs	(122)	(21)	(124)	(775)
Recoveries:
Commercial and industrial	10	67	32	134
SBA loans	189	—	189	—
Total recoveries	199	67	221	134
Net recoveries (charge-offs)	77	46	97	(641)
Provision for loan losses	550	320	900	520
Balance, end of period	$12,053	$10,376	$12,053	$10,376

Loans held for investment, net of discounts	$1,336,052	$783,911	$1,336,052	$783,911
Average loans	$1,334,188	$801,342	$1,307,613	$787,892
Allowance for loan losses as a percentage of total loans held for investment, net of discounts	0.90%	1.32%	0.90%	1.32%
Annualized net recoveries (charge-offs) to average loans	0.02%	0.02%	0.01%	(0.16)%

The following table shows the allocation of the allowance for loan losses by loan type as of the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$1,892	14.7%	$1,806	14.6%	$1,721	14.7%
Real estate:
Residential	379	3.9%	402	4.3%	422	4.6%
Commercial real estate - owner occupied	905	13.5%	862	14.7%	734	14.3%
Commercial real estate - non-owner occupied	2,587	30.2%	2,508	30.0%	2,686	32.2%
Commercial and industrial	4,502	24.9%	4,036	24.1%	3,686	22.5%
SBA loans	1,788	12.8%	1,812	12.3%	1,807	11.7%
Consumer	—	—%	—	—%	—	—%
	$12,053	100.0%	$11,426	100.0%	$11,056	100.0%

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,580	$1,934	$2,644	$2,073
Accretion	86	(86)	315	(315)
Payments received	(386)	—	(667)	—
Increase in expected cash flows, net	1	80	(11)	170
Balance, end of period	$2,281	$1,928	$2,281	$1,928

Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At June 30, 2019, loans held for sale were $8.4 million, a decrease of $9.7 million from $18.1 million at March 31, 2019 and a decrease of $19.6 million from $28.0 million at December 31, 2018. The decrease in loans held for sale was due to the origination of $9.9 million and $19.8 million in loans held for sale, offset by the sale of loans with a carrying value of $16.4 million and $35.0 million during the three and six months ended June 30, 2019.

Servicing Asset and Loan Servicing Portfolio

Loans serviced for others totaled $303.7 million and $288.2 million at June 30, 2019 and December 31, 2018. The loan servicing portfolio includes SBA loans serviced for others of $216.8 million and $198.4 million for which there is a related servicing asset of $3.5 million and $3.2 million at June 30, 2019 and December 31, 2018.

In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to other institutions of $86.9 million and $89.8 million for which there is no related servicing asset at June 30, 2019 and December 31, 2018.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $6.2 million at June 30, 2019.

Deposits

The following table presents the ending balance and percentage of deposits as of the periods indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$547,434	43.6%	$535,867	44.1%	$546,713	43.7%
Interest-bearing deposits:
Interest checking	110,290	8.8%	112,772	9.3%	129,884	10.4%
Money market	262,416	20.9%	280,308	23.0%	296,085	23.6%
Savings	28,237	2.2%	30,140	2.5%	39,154	3.1%
Retail time deposits	130,236	10.4%	130,827	10.8%	152,121	12.1%
Wholesale time deposits	177,265	14.1%	125,256	10.3%	88,382	7.1%
	$1,255,878	100.0%	$1,215,170	100.0%	$1,252,339	100.0%

During the three months ended June 30, 2019, total deposits increased $40.7 million to $1.26 billion from $1.22 billion at March 31, 2019 due to higher noninterest-bearing demand deposits of $11.6 million and higher time deposits of $51.4 million, offset partially by lower interest-bearing non-maturity deposits of $22.3 million. Noninterest-bearing deposits totaled $547.4 million and represented 43.6% of total deposits at June 30, 2019 compared to $535.9 million and 44.1% of total deposits at March 31, 2019.

During the six months ended June 30, 2019, total deposits increased $3.5 million from $1.25 billion at December 31, 2018. Total time deposits increased $67.0 million offset by a $63.5 million decrease in non-maturity deposits. The decrease in non-maturity deposits, including noninterest-bearing deposits, is attributed primarily to our customers' use of year end cash. The increase in time deposits includes a $88.9 million increase in wholesale time deposits offset by a $21.9 million decrease in retail time deposits due to maturities that were not renewed at our current offer rates. Noninterest-bearing deposits totaled $546.7 million and 43.7% of total deposits at December 31, 2018.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. Brokered time deposits totaled $152.3 million, of which $134.5 million are callable or mature within six months, at June 30 2019; this compared to brokered time deposits of $100.3 million and $53.4 million at March 31, 2019 and December 31, 2018. The weighted average remaining maturity, including call options, of brokered time deposits was 2.19 years as of June 30, 2019. At June 30, 2019 and March 31, 2019, collateralized time deposits from the State of California totaled $25.0 million compared to $35 million at December 31, 2018. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Refer to Note 8 - Deposits and Note 9 - Borrowing Arrangements to the Condensed Consolidated Financial Statements.

Our ten largest depositor relationships accounted for approximately 17% and 25% of total deposits at June 30, 2019 and December 31, 2018.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

June 30, 2019
(dollars in thousands)
Three months or less	$33,217
Over three months through six months	25,916
Over six months through twelve months	15,914
Over twelve months	12,051
$87,098

Borrowings

The following tables presents the components of borrowings as of the periods indicated:

	June 30, 2019	March 31, 2019	December 31, 2018
	(dollars in thousands)
Borrowings
FHLB advances	$165,000	$140,000	$90,000
Federal funds purchased	30,000	20,000	14,998
Borrowings	$195,000	$160,000	$104,998

Interest rate, end of period	2.45%	2.61%	2.57%

Senior secured notes	$12,800	$14,200	$8,450
Interest rate, end of period	5.75%	5.75%	5.75%

In addition to deposits, we use borrowings, such as FHLB advances and Federal fund purchases, as a source of funds to meet the daily liquidity needs of our customers. At June 30, 2019, borrowings total $195.0 million, including overnight borrowings of $165.0 million and a $30.0 million secured fixed-rate term advance that matures in June 2021. There were no long term fixed rate advances outstanding at March 31, 2019 and December 31, 2018.

Federal Home Loan Bank Secured Line of Credit

At June 30, 2019, the Bank had a secured line of credit of $412.9 million from the FHLB, of which $185.4 million was available. At June 30, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $843.4 million under this borrowing agreement. At June 30, 2019, FHLB advances totaled $165.0 million including overnight advances of $135.0 million with a weighted average interest rate of 2.52% and a fixed-rate term advance that matures in June 2021 of $30.0 million with a weighted average interest rate of 1.93%; this compares to overnight advances of $90.0 million with a weighted average rate of 2.56% at December 31, 2018. The average balance of FHLB borrowings totaled $75.9 million and $35.4 million with an average interest rate of 2.50% and 1.87% for the three months ended June 30, 2019 and 2018. The average balance of FHLB borrowings totaled $55.6 million and $41.4 million with an average interest rate of 2.53% and 1.71% for the six months ended June 30, 2019 and 2018.

In addition, at June 30, 2019, the Bank used another $62.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. Overnight borrowings under these credit facilities were $30.0 million, $20.0 million and $15.0 million at June 30, 2019, March 31, 2019 and December 31, 2018. For the three and six months ended June 30, 2019, average borrowings totaled $1.5 million and $1.3 million with an average interest rate of 2.70% for both time periods. This compared to average borrowing of $264 thousand and $331 thousand with an average interest rate of 3.04% and 2.44% for the three and six months ended June 30, 2018.

Federal Reserve Bank Secured Line of Credit

At June 30, 2019, the Bank has a total secured line of credit of $4.9 million with the Federal Reserve Bank. At June 30, 2019, the Bank had pledged securities held-to-maturity with a carrying value of $5.1 million as collateral for this line. There were no borrowings under this arrangement at or during the three and six months ended June 30, 2019 and 2018.

Senior Secured Notes

At June 30, 2019, the outstanding balance under the holding company's senior secured line of credit totaled $12.8 million with an interest rate of 5.75%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $12.4 million with an average interest rate of 5.89% for the three months ended June 30, 2019 compared to $3.2 million with an average interest rate of 5.11% for the three months ended June 30, 2018. The average outstanding borrowings under this facility totaled $12.2 million with an average interest rate of 5.89% for the six months ended June 30, 2019 compared to $2.2 million with an average interest rate of 5.00% for the six months ended June 30, 2018. At June 30, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit is $12.2 million. In addition, one of our executives is a member of the lending bank's board of directors.

Shareholders’ Equity

Total shareholders’ equity increased $6.1 million to $254.1 million at June 30, 2019 from $248.1 million at December 31, 2018. The increase in shareholders' equity is primarily due net income of $13.8 million and the vesting and exercising of equity awards of $3.4 million, partially offset by the stock repurchases of $7.1 million and cash dividends of $4.7 million.

Liquidity and Capital Resources

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for client credit needs, and to take advantage of investment opportunities as they are presented in the market place. We believe that we currently have the ability to generate sufficient liquidity from our operating activities to meet our funding requirements. As a result of our growth, we may need to acquire additional liquidity to fund our activities in the future.

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand at the holding company, which was approximately $266 thousand at June 30, 2019, a $25.0 million secured line of credit of which $12.2 million was available at June 30, 2019, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank has paid $8 million in dividends to the holding company during the six months ended June 30, 2019. Refer to the Regulatory Capital section for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds and repos, interest-bearing deposits, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, held-to-maturity securities and loans held for sale) divided by total assets. Using this definition, at June 30, 2019, our liquidity ratio was 16%.

Our objective is to ensure adequate liquidity at all times by maintaining liquid assets and by being able to raise deposits. Having too little liquidity can present difficulties in meeting commitments to fund loans or honor deposit withdrawals. Having too much liquidity can result in lower income because liquid assets generally yield less than long-term assets. A proper balance is the goal of management and the Board of Directors, as administered by various policies and guidelines. Our current policy requires that we maintain a liquidity ratio ranging from 10% to 15% measured daily. Previously, our policy required that we maintain a liquidity ratio of at least 15% measured monthly.

Additional sources of liquidity available to us at June 30, 2019 included $185.4 million in remaining secured borrowing capacity with the FHLB, $4.9 million in borrowing capacity at the discount window with the Federal Reserve Bank, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $47.0 million.

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

Contractual Obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments at June 30, 2019.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$948,377	$948,377	$—	$—	$—
Time deposits (1)	307,501	184,053	79,028	44,420	—
Borrowings	195,000	165,000	30,000	—	—
Senior secured notes	12,800	12,800	—	—	—
Operating lease obligations	5,331	2,093	2,751	487	—
	$1,469,009	$1,312,323	$111,779	$44,907	$—
(1) Includes $152.3 million of brokered time deposits reported based on their contractual maturity dates.

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

At June 30, 2019, we had unused loan commitments of $336.7 million, standby letters of credit of $8.3 million and commitments to contribute capital to a low income housing tax credit project partnership and other CRA investments of $2.2 million. At December 31, 2018, we had unused loan commitments of $375.8 million, standby letters of credit of $4.0 million and commitments to contribute capital to other CRA investments of $385 thousand.

Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2019, the Bank meets all capital adequacy requirements to which it is subject, and is categorized as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category) by the FDIC. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In	For Well Capitalized Requirement
June 30, 2019:
Total Capital (to risk-weighted assets)	14.11%	8.00%	10.500%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.17%	6.00%	8.500%	8.00%
CET1 Capital (to risk-weighted assets)	13.17%	4.50%	7.000%	6.50%
Tier 1 Capital (to average assets)	12.55%	4.00%	4.000%	5.00%

December 31, 2018:
Total Capital (to risk-weighted assets)	14.18%	8.00%	9.875%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.26%	6.00%	7.875%	8.00%
CET1 Capital (to risk-weighted assets)	13.26%	4.50%	6.375%	6.50%
Tier 1 Capital (to average assets)	12.03%	4.00%	4.000%	5.00%

At June 30, 2019, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement from $1 billion to $3 billion. The Relief Act tasks federal banking regulators to develop a community bank leverage ratio (the “CBLR”) applicable to certain depository institutions and depository institution holding companies with total consolidated assets of less than $10 billion.  In February 2019, federal banking regulators proposed that qualifying community banking organizations that maintain a CBLR greater than 9% would be considered to have met the capital requirements for the “well-capitalized” capital category under the applicable agencies’ prompt corrective action frameworks and would no longer be subject to the generally applicable capital rule. The proposed CBLR would be equal to tangible equity (as defined in the proposal) divided by average total consolidated assets. We cannot predict whether the 9% CBLR will be adopted as currently proposed.

The ability of the holding company and the Bank to pay dividends is limited by federal and state laws, regulations and policies of their respective banking regulators. California law allows a California corporation, such as the holding company, to pay dividends if retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if, immediately after the dividend, the value of its assets would equal or exceed the sum of its total liabilities. Policies of the Federal Reserve Board (the "FRB"), our primary federal regulator, also limit the amount of dividends that bank holding companies may pay to income available over the past year, and only if prospective earnings retention is consistent with the institution's expected future needs and financial condition and consistent with the FRB's principle that bank holding companies should serve as a source of strength to their banking subsidiaries.

The holding company's primary source of funds is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (x) the retained earnings of the Bank; (y) the net income of the Bank for its last fiscal year; or (z) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. Further, as an FRB-member bank, the Bank is prohibited from declaring or paying a dividend if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition and Income in the absence of prior regulatory and shareholder approvals.

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

Since our earnings are primarily dependent on our ability to generate net interest income, we actively monitor and manage the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Our Board of Directors review the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition, our Board of Directors reviews the interest rate risk policy, including pre-established risk management limits, at least annually.

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

A balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, a balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At June 30, 2019, our balance sheet was "asset sensitive".

In order to model and evaluate interest rate risk, we use two approaches: Net Interest Income at Risk ("NII at Risk"), and Economic Value of Equity ("EVE"). Under NII at Risk, the impact on net interest income, measured over a 12 month time horizon, from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of June 30, 2019:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$95,171	22.4%	$351,199	7.4%
Up 200 basis points	$89,416	15.0%	$343,373	5.0%
Up 100 basis points	$83,547	7.5%	$334,722	2.4%
Base	$77,734	—	$326,955	—
Down 100 basis points	$73,606	(5.3)%	$320,078	(2.1)%
Down 200 basis points	$71,463	(8.1)%	$315,570	(3.5)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and, based upon that evaluation, concluded that as of June 30, 2019, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could materially and adversely affect our results of operations and financial condition. and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q. There were no material changes from those risk factors as disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information relating to our repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
Apr 1 - 30, 2019	—	$—	—	847,771
May 1- 31, 2019	427	$21.43	300	847,471
June 1 - 30, 2019	12,524	$21.29	12,524	834,947
Total	12,951	$21.29	12,824
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

FIRST CHOICE BANCORP

Dated: August 9, 2019	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2019	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President and Chief Financial Officer
(principal financial officer)