Form 10-Q
period 2019-09-30
First Choice Bancorp
filed 2019-11-12
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

There were 11,655,908 shares of common stock outstanding as of November 1, 2019.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
September 30, 2019

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$13,918	$17,874
Interest-bearing deposits at other banks	166,697	176,502
Federal funds sold	—	3,000
Total cash and cash equivalents	180,615	197,376
Securities available-for-sale, at fair value	27,344	29,543
Securities held-to-maturity, at cost	5,066	5,322
Equity securities, at fair value	2,681	2,538
Restricted stock investments, at cost	12,970	12,855
Loans held for sale, at lower of cost or fair value	11,906	28,022
Loans held for investment	1,316,620	1,250,981
Allowance for loan losses	(12,340)	(11,056)
Loans held for investment, net	1,304,280	1,239,925
Accrued interest receivable	5,477	5,069
Premises and equipment	1,796	1,973
Servicing asset	3,370	3,186
Deferred taxes, net	6,397	8,666
Goodwill	73,425	73,425
Core deposit intangible	5,986	6,576
Other assets	14,282	8,025
TOTAL ASSETS	$1,655,595	$1,622,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$666,271	$546,713
Money market, interest checking and savings	404,518	465,123
Time deposits	268,749	240,503
Total deposits	1,339,538	1,252,339
Borrowings	30,000	104,998
Senior secured debt	13,100	8,450
Accrued interest payable and other liabilities	14,287	8,645
Total liabilities	1,396,925	1,374,432
Commitments and contingencies - Note 10
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,652,582 at September 30, 2019 and 11,726,074 at December 31, 2018	216,792	217,514
Additional paid-in capital	2,973	7,269
Retained earnings	38,865	23,985
Accumulated other comprehensive income (loss), net	40	(699)
Total shareholders’ equity	258,670	248,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,655,595	$1,622,501
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$23,206	$21,344	$17,296	$65,466	$40,237
Interest on investment securities	208	215	226	659	698
Interest on deposits in other financial institutions	701	454	621	1,600	1,176
Dividends on FHLB and other stock	228	206	46	676	182
Total interest and dividend income	24,343	22,219	18,189	68,401	42,293
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	1,283	1,254	1,223	3,776	3,012
Interest on time deposits	1,605	1,463	1,072	4,073	2,607
Interest on borrowings	429	666	98	1,498	508
Total interest expense	3,317	3,383	2,393	9,347	6,127
Net interest income	21,026	18,836	15,796	59,054	36,166
Provision for loan losses	700	550	600	1,600	1,120
Net interest income after provision for loan losses	20,326	18,286	15,196	57,454	35,046
NONINTEREST INCOME
Gain on sale of loans	528	1,271	171	2,727	866
Service charges and fees on deposit accounts	475	564	380	1,579	803
Net servicing fees	242	287	39	763	318
Other income	428	200	122	1,048	81
Total noninterest income	1,673	2,322	712	6,117	2,068
NONINTEREST EXPENSE
Salaries and employee benefits	6,472	6,857	5,045	19,552	12,547
Occupancy and equipment	1,097	987	898	3,513	1,999
Data processing	718	639	666	1,961	1,536
Professional fees	392	426	400	1,237	1,082
Office, postage and telecommunications	253	255	256	780	641
Deposit insurance and regulatory assessments	30	120	143	345	339
Loan related	244	71	142	529	327
Customer service related	437	273	208	1,187	448
Merger, integration and public company registration costs	—	—	3,797	—	4,527
Amortization of core deposit intangible	197	197	133	590	133
Other expenses	811	780	684	2,262	1,801
Total noninterest expense	10,651	10,605	12,372	31,956	25,380
Income before taxes	11,348	10,003	3,536	31,615	11,734
Income taxes	3,277	3,192	932	9,725	3,317
Net income	$8,071	$6,811	$2,604	$21,890	$8,417
Net income per share:
Basic	$0.69	$0.58	$0.26	$1.87	$1.02
Diluted	$0.68	$0.58	$0.25	$1.85	$1.01
Weighted-average common shares outstanding:
Basic	11,584,955	11,581,889	10,144,954	11,605,687	8,170,234
Diluted	11,659,146	11,675,057	10,357,069	11,714,020	8,268,763

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands)
Net income	$8,071	$6,811	$2,604	$21,890	$8,417
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in net unrealized gain (loss) on available-for-sale securities	177	534	(213)	1,050	(738)
Related income taxes:
Change in net unrealized gain (loss) on available-for-sale securities	(52)	(159)	63	(311)	218
Total other comprehensive income (loss)	125	375	(150)	739	(520)
Total comprehensive net income	$8,196	$7,186	$2,454	$22,629	$7,897

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss), net	Total
	(in thousands, except share and per share data)
Three Months Ended September 30, 2019
Balance at June 30, 2019	11,737,441	$218,532	$2,588		$33,086		$(85)	$254,121
Net income	—	—	—	—	8,071	—	—	8,071
Stock-based compensation	—	—	527	—	—	—	—	527
Cash dividends ($0.20 per share)	—	—	—	—	(2,292)	—	—	(2,292)
Exercise of stock options	2,512	52	(23)	—	—	—	—	29
Issuance of restricted shares, net of forfeiture	129	—	—		—		—	—
Vesting of restricted shares	—	119	(119)	—	—	—	—	—
Common stock repurchased under stock repurchase program	(87,500)	(1,911)	—	—	—	—	—	(1,911)
Other comprehensive income, net of taxes	—	—	—	—	—	—	125	125
Balance at September 30, 2019	11,652,582	$216,792	$2,973		$38,865		$40	$258,670

Three Months Ended September 30, 2018
Balance at June 30, 2018	7,253,787	$89,215	$1,143	—	$19,349	—	$(888)	$108,819
Net income	—	—	—		2,604		—	2,604
Stock and fair value of replacement awards issued in connection with business combination	4,386,816	125,902	7,371		—		—	133,273
Stock-based compensation	—	—	408		1		—	409
Cash dividends ($0.20 per share)	—	—	—		(2,329)		—	(2,329)
Exercise of stock options	74,343	2,126	(1,373)					753
Issuance of restricted shares, net of forfeiture	5,636	—	—		—		—	—
Vesting of restricted shares	—	109	(109)		—		—	—
Repurchase of shares from restricted shares vesting	—	—	(1)		—		—	(1)
Other comprehensive loss, net of taxes	—	—	—		—		(150)	(150)
Balance at September 30, 2018	11,720,582	$217,352	$7,439		$19,624		$(1,038)	$243,377

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(in thousands, except share and per share data)
Nine Months Ended September 30, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	21,890	—	21,890
Stock-based compensation	—	—	1,493	3	—	1,496
Cash dividends ($0.60 per share)	—	—	—	(7,013)	—	(7,013)
Exercise of stock options	244,249	6,863	(4,275)			2,588
Issuance of restricted shares, net of forfeiture	103,537	—	—	—	—	—
Vesting of restricted shares	—	1,406	(1,406)	—	—	—
Repurchase of shares from restricted shares vesting	(5,008)	—	(108)	—	—	(108)
Common stock repurchased under stock repurchase program	(416,270)	(8,991)	—	—	—	(8,991)
Other comprehensive income, net of taxes	—	—	—	—	739	739
Balance at September 30, 2019	11,652,582	$216,792	$2,973	$38,865	$40	$258,670

Nine Months Ended September 30, 2018
Balance at December 31, 2017	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative effect of changes in accounting principles (1)	—	—	—	(24)	24	—
Net income	—	—	—	8,417	—	8,417
Stock and fair value of replacement awards issued in connection with business combination	4,386,816	125,902	7,371	—	—	133,273
Stock-based compensation	—	—	1,296	4	—	1,300
Cash dividends ($0.60 per share)	—	—	—	(5,232)	—	(5,232)
Exercise of stock options	74,343	2,126	(1,373)	—	—	753
Issuance of restricted shares, net of forfeiture	11,723	—	—	—	—	—
Vesting of restricted shares	—	1,487	(1,487)	—	—	—
Repurchase of shares from restricted shares vesting	(12,419)	—	(308)	—	—	(308)
Other comprehensive loss, net of taxes	—	—	—	—	(520)	(520)
Balance at September 30, 2018	11,720,582	$217,352	$7,439	$19,624	$(1,038)	$243,377

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$21,890	$8,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231	509
Amortization of premiums of investment securities	129	152
Amortization of servicing asset	699	753
Provision for loan losses	1,600	1,120
Provision for losses - unfunded commitments	—	53
Gain on sale of loans	(2,727)	(866)
Loss on disposal of fixed assets	31	6
Impairment charges of fixed assets and right-of-use assets	400	—
Loans originated for sale	(28,626)	(26,934)
Proceeds from loans originated for sale	47,364	12,047
Accretion of net discounts and deferred loan fees, net	(5,304)	(2,672)
Change in fair value of equity securities	(88)	140
Deferred income taxes	1,958	1,585
Stock-based compensation	1,496	1,300
Appreciation of Bank Owned Life Insurance	(80)	(18)
Net (decrease) increase in other items, net	(827)	674
Net cash provided by (used in) operating activities	39,146	(3,734)
INVESTING ACTIVITIES
Cash acquired in business combination	—	111,035
Proceeds from maturities and paydown of securities available-for-sale	3,132	2,982
Proceeds from maturities and paydown of securities held-to-maturity	244	30
Purchase of securities available-for-sale	—	(1,185)
Proceeds from sale of securities available-for-sale	—	1,237
Net increase in loans held-for-investment	(61,428)	(82,142)
(Purchase) Redemption of restricted stock investments	(115)	1,653
Purchase of equity and qualified CRA investments	(388)	(192)
Proceeds from disposal of premises and equipment	—	6
Purchases of premises and equipment	(679)	(767)
Net cash (used in) provided by investing activities	(59,234)	32,657
FINANCING ACTIVITIES
Net increase in deposits	87,199	59,506
Net decrease in borrowings	(74,998)	(5,000)
Increase in senior secured notes	4,650	12,200
Cash dividends paid	(7,013)	(5,232)
Repurchase of shares	(9,099)	(308)
Proceeds from exercise of stock options	2,588	753
Net cash provided by financing activities	3,327	61,919
Net (decrease) increase in cash and cash equivalents	(16,761)	90,842
Cash and cash equivalents, beginning of period	197,376	103,132
Cash and cash equivalents, end of period	$180,615	$193,974

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$9,173	$5,873
Taxes paid	$8,013	$4,100
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$(51)	$195
Servicing rights asset recognized	$883	$243
Transfer of securities available-for-sale to equity securities	$—	$2,540
Issuance of common stock for acquisition, including stock option consideration	$—	$133,273
Initial recognition of operating lease right-of-use assets	$6,022	$—
Initial recognition of operating lease liabilities	$6,141	$—
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

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 9 full-service branches and 2 loan production offices located in Los Angeles, Orange and San Diego Counties. Effective May 17, 2019, the Little Tokyo branch was closed and consolidated with the 6th and Figueroa branch located in downtown Los Angeles and the San Diego branch operations were consolidated into the Carlsbad branch. The San Diego location remains as a loan production office.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bancorp and the Bank and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the condensed consolidated income statement for the three and nine months ended September 30, 2018 to conform to the September 30, 2019 presentation. For the three and nine months ended September 30, 2018, these reclassifications include: (i) $97 thousand and $289 thousand of stock-based compensation expense for stock options and restricted stock awards for directors that were previously reported in salaries and employee benefits expense and are now included in other expenses; and (ii) $7 thousand and $21 thousand of rental income that were previously reported in occupancy and equipment expense and are now included in other income.

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

Leases

We determine if an arrangement contains a lease at contract inception and recognize a right-of-use ("ROU") asset and operating lease liability based on the present value of lease payments over the lease term. While our operating leases may include options to extend the term, these options are not included when calculating the ROU asset and lease liability unless we are reasonably certain we will exercise such options. Most of our leases do not provide an implicit rate and, therefore, we determine the present value of lease payments by using our incremental borrowing rate, currently our FHLB secured borrowing rate for the remaining lease term, and other information available at lease commencement. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Lease expense is recognized on a straight line basis over the lease term. We have lease agreements with lease and non-lease components for which we have elected to account for as a single lease component. Refer to – Accounting Standards Adopted in 2019 below and Note 6. Leases for further discussion on our leasing arrangements and related accounting.

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

Upon adoption, we elected to use the modified retrospective transition approach and recorded ROU assets of $6.0 million and lease liabilities of $6.1 million at the date of adoption with no adjustment to opening equity. We elected to apply the package of practical expedients which permits entities to not reassess: (i) whether any expired or existing contracts contain a lease; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any existing leases qualify for capitalization under the amended guidance. We also elected not to include short-term leases (leases with initial terms of 12 months or less) on the consolidated balance sheets.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL". This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB decided to delay the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. We are considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. Management continues to have a cross functional committee in place to oversee the project, has selected software to implement the new guidance, and has engaged an existing third-party service provider to assist in implementation. We have completed data gap analyses, developed initial modeling assumptions, and run a high level sensitivity analysis. We expect to run parallel calculations, testing, and further sensitivity analysis beginning in the first quarter of 2020. We have not yet determined the potential impact of the adoption of ASU 2016-13 to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the current goodwill impairment test. Step 2 currently measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On October 16, 2019, the FASB decided to delay the effective date of ASU 2017-04 for smaller reporting companies, private companies and other non-SEC filers. We are considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 will be effective on January 1, 2020, although early adoption is permitted. The adoption of ASU 2018-13 is not expected to significantly impact our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15").  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 will be effective on January 1, 2020, including interim periods within the years of adoption although early adoption is permitted. ASU 2018-15 is not expected to significantly impact our condensed consolidated financial statements.

NOTE 2.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of PCB, we recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. There were no changes in the carrying amount of goodwill during 2019 and 2018. For the three and nine months ended September 30, 2019, we recognized CDI amortization of $197 thousand and $590 thousand and $133 thousand for the three and nine months ended September 30, 2018. No impairment was recognized.

The following table presents the changes in CDI for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$—	$6,908	$—
Additions	—	6,908	—	6,908
Gross balance, end of period	$6,908	$6,908	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(725)	—	(332)	—
Amortization	(197)	(133)	(590)	(133)
Balance, end of period	$(922)	$(133)	$(922)	$(133)
Net core deposit intangible, end of period	$5,986	$6,775	$5,986	$6,775

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ended December 31,	(dollars in thousands)
Remainder 2019	$196
2020	771
2021	753
2022	732
2023	707
Thereafter	2,827
$5,986

NOTE 3.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$8,057	$25	$(104)	$7,978
Collateralized mortgage obligations	10,293	46	(33)	10,306
SBA pools	8,937	133	(10)	9,060
	$27,287	$204	$(147)	$27,344

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$—	$(1)	$3,341
Mortgage-backed securities	1,724	60	(15)	1,769
	$5,066	$60	$(16)	$5,110

December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$9,177	$—	$(333)	$8,844
Collateralized mortgage obligations	11,731	2	(272)	11,461
SBA pools	9,628	—	(390)	9,238
	$30,536	$2	$(995)	$29,543

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(122)	$3,218
Mortgage-backed securities	1,982	—	(105)	1,877
	$5,322	$—	$(227)	$5,095

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at September 30, 2019, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,342	3,341	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,724	1,769	27,287	27,344
	$5,066	$5,110	$27,287	$27,344

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "Due after ten years" category.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no purchases, sales, maturities or calls of any investment securities available-for-sale or held-to-maturity during the three and nine months ended September 30, 2019. There were $1.2 million in sales and $1.2 million in purchases of investment securities available-for-sale during the three and nine months ended September 30, 2018 and no maturities or calls of any investment securities available-for-sale or held-to-maturity during the same period of 2018.

At September 30, 2019 securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve Bank as discussed in Note 8 – Borrowing Arrangements.

As of September 30, 2019 and December 31, 2018, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
September 30, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(104)	$6,525	$(104)	$6,525
Collateralized mortgage obligations	—	—	(33)	2,347	(33)	2,347
SBA pools	(10)	3,144	—	—	(10)	3,144
	$(10)	$3,144	$(137)	$8,872	$(147)	$12,016
Securities held-to-maturity:
U.S. Government and agency securities	$(1)	$3,341	$—	$—	$(1)	$3,341
Mortgage-backed securities	—	—	(15)	795	(15)	795
	$(1)	$3,341	$(15)	$795	$(16)	$4,136
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$(20)	$2,397	$(313)	$6,447	$(333)	$8,844
Collateralized mortgage obligations	(3)	1,127	(269)	9,742	(272)	10,869
SBA pools	—	—	(390)	9,238	(390)	9,238
	$(23)	$3,524	$(972)	$25,427	$(995)	$28,951
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(122)	$3,218	$(122)	$3,218
Mortgage-backed securities	—	—	(105)	1,877	(105)	1,877
	$—	$—	$(227)	$5,095	$(227)	$5,095

At September 30, 2019, we had 13 investment securities in an unrealized loss position with total unrealized losses of $163 thousand. Such unrealized losses on these investment securities have not been recognized into income. We do not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, the decline in fair value is largely due to changes in interest rates, and management does not intend to sell these securities nor is it more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Equity Securities with a Readily Determinable Fair Value

At September 30, 2019 and December 31, 2018, equity securities with a readily determinable fair value of $2.7 million and $2.5 million represent a mutual fund investment consisting of high quality debt securities and other debt instruments supporting domestic affordable housing and community development. With the adoption of ASU 2016-01 on January 1, 2018, we recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from accumulated other comprehensive income to retained earnings for these investments. In addition, we recognized net gains of $14 thousand and net losses of $23 thousand related to changes in fair value during the three months ended September 30, 2019 and 2018, all of which related to equity securities held during those periods. During the nine months ended September 30, 2019 and 2018, we recognized net gains of $88 thousand and net losses of $94 thousand related to changes in fair value.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At September 30, 2019 and December 31, 2018, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the three and nine months ended September 30, 2019, there were no required purchases of FHLB stock. We evaluated the carrying value of our FHLB stock investment at September 30, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Board of Governors of the Federal Reserve System ("FRB"), the Bank owned $6.8 million and $6.7 million of FRB stock, which is carried at cost, at September 30, 2019 and December 31, 2018. The Bank purchased $43 thousand and $115 thousand of FRB stock during the three and nine months ended September 30, 2019. We evaluated the carrying value of our FRB stock investment at September 30, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB, repurchase activity of excess stock by the FRB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at September 30, 2019 and December 31, 2018 and are reported in other assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, there were no changes in the fair value of these equity securities. There was no loss recognized related to changes in the fair value of these equity securities during the three months ended September 30, 2018 and a $46 thousand loss related to changes in the fair value of these equity securities for the nine months ended September 30, 2018.

NOTE 4.    LOANS

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

As of September 30, 2019, we had certain qualifying loans with an unpaid principal balance of $879.1 million pledged as collateral under a secured borrowing arrangement with the FHLB, and $226.9 million of loans with an unpaid principal balance pledged as collateral under a secured borrowing arrangement with the FRB. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB and FRB secured lines of credit.

The loans held for investment portfolio includes originated and acquired loans. The acquired loans includes: (i) loans that were not credit impaired on the date of acquisition; and (ii) purchased credit impaired ("PCI") loans, which are defined as loans with evidence of credit deterioration since their originations and for which it is probable that collection of all contractually required payments are unlikely as of the acquisition date. The following table presents loans held for investment, net by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Loans	PCI Loans	Total	Loans	PCI Loans	Total
	(dollars in thousands)
Construction and land development	$221,857	$—	$221,857	$184,177	$—	$184,177
Real estate:
Residential	48,896	—	48,896	57,443	—	57,443
Commercial real estate - owner occupied	171,250	110	171,360	179,362	132	179,494
Commercial real estate - non-owner occupied	401,710	—	401,710	400,590	1,075	401,665
Commercial and industrial	310,699	506	311,205	281,121	597	281,718
SBA loans	161,044	564	161,608	145,622	840	146,462
Consumer	424	—	424	159	—	159
Loans held for investment, net of discounts	1,315,880	1,180	1,317,060	1,248,474	2,644	1,251,118
Net deferred origination fees	(440)	—	(440)	(137)	—	(137)
Loans held for investment	$1,315,440	$1,180	$1,316,620	$1,248,337	$2,644	$1,250,981
Allowance for loan losses	(12,340)	—	(12,340)	(11,056)	—	(11,056)
Loans held for investment, net	$1,303,100	$1,180	$1,304,280	$1,237,281	$2,644	$1,239,925

The following table presents the components of loans held for investment at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Gross loans(1)	$1,328,031	$1,263,891
Unamortized net discounts(2)	(10,971)	(12,773)
Net unamortized deferred origination fees	(440)	(137)
Loans held for investment	$1,316,620	$1,250,981
(1) Gross loans include the net carrying value of PCI loans of $1.2 million and $2.6 million at September 30, 2019 and December 31, 2018.
(2) Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on Non-PCI acquired loans. At September 30, 2019, net discounts related to loans acquired in the PCB acquisition totaled $7.6 million and are expected to be accreted into interest income over a weighted average life of 5.1 years. At December 31, 2018, net discounts related to loans acquired in the PCB acquisition totaled $9.5 million.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$12,053	$10,376	$11,056	$10,497
Provision for loan losses	700	600	1,600	1,120
Charge-offs	(437)	(358)	(561)	(1,133)
Recoveries	24	38	245	172
Net charge-offs	(413)	(320)	(316)	(961)
Balance, end of period	$12,340	$10,656	$12,340	$10,656

The following tables present the activity in the allowance for loan losses, the composition of the period end allowance, and the loans evaluated for impariment by loan class for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053
Provision for (reversal of) loan losses	247	(47)	(107)	(179)	384	399	3	700
Charge-offs	—	—	—	—	(437)	—	—	(437)
Recoveries	—	—	—	—	24	—	—	24
Net charge-offs	—	—	—	—	(413)	—	—	(413)
Balance, September 30, 2019	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340
Reserves:
Specific	$—	$—	$—	$—	$—	$624	$—	$624
General	2,139	332	798	2,408	4,473	1,563	3	11,716
	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$730	$7,002	$—	$7,732
Collectively	221,857	48,896	171,250	401,710	309,969	154,042	424	1,308,148
PCI loans	—	—	110	—	506	564	—	1,180
	$221,857	$48,896	$171,360	$401,710	$311,205	$161,608	$424	$1,317,060

	Three Months Ended September 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2018	$1,603	$384	$637	$2,755	$3,288	$1,709	$—	$10,376
Provision for (reversal of) loan losses	295	28	141	70	(215)	281	—	600
Charge-offs	—	—	—	—	(8)	(350)	—	(358)
Recoveries	—	—	—	—	38	—	—	38
Net recoveries (charge-offs)	—	—	—	—	30	(350)	—	(320)
Balance, September 30, 2018	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,898	412	778	2,825	3,103	1,640	—	10,656
	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$95	$1,032	$—	$1,127
Collectively	172,938	60,570	180,985	391,536	269,921	145,440	—	1,221,390
PCI loans	—	—	104	1,383	645	887	—	3,019
	$172,938	$60,570	$181,089	$392,919	$270,661	$147,359	$—	$1,225,536

	Nine Months Ended September 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	418	(90)	64	(278)	1,292	191	3	1,600
Charge-offs	—	—	—	—	(561)	—	—	(561)
Recoveries	—	—	—	—	56	189	—	245
Net (charge-offs) recoveries	—	—	—	—	(505)	189	—	(316)
Balance, September 30, 2019	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340

	Nine Months Ended September 30, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	301	37	123	(311)	221	757	(8)	1,120
Charge-offs	—	—	—	—	(522)	(611)	—	(1,133)
Recoveries	—	—	—	—	172	—	—	172
Net charge-offs	—	—	—	—	(350)	(611)	—	(961)
Balance, September 30, 2018	$1,898	$412	$778	$2,825	$3,103	$1,640	$—	$10,656

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

The following tables present loans held for investment, net of discounts by loan class and risk category, excluding PCI loans, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$221,857	$—	$—	$221,857
Real estate:
Residential	48,896	—	—	48,896
Commercial real estate - owner occupied	166,085	—	5,165	171,250
Commercial real estate - non-owner occupied	400,862	—	848	401,710
Commercial and industrial	305,226	—	5,473	310,699
SBA loans	150,719	—	10,325	161,044
Consumer	424	—	—	424
	$1,294,069	$—	$21,811	$1,315,880

(1)	At September 30, 2019, substandard loans included $7.4 million of impaired loans.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$184,177	$—	$—	$184,177
Real estate:
Residential	57,443	—	—	57,443
Commercial real estate - owner occupied	174,505	4,857	—	179,362
Commercial real estate - non-owner occupied	399,457	1,133	—	400,590
Commercial and industrial	269,640	8,341	3,140	281,121
SBA loans	137,740	6,065	1,817	145,622
Consumer	159	—	—	159
	$1,223,121	$20,396	$4,957	$1,248,474

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans.

The following tables present past due and nonaccrual loans, net of discounts by loan class, excluding PCI loans, at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate - residential	$—	$—	$—	$—
Commercial and industrial	—	4	—	730
SBA loans	—	—	—	6,678
Total	$—	$4	$—	$7,408

	December 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate - residential	$480	$—	$—	$—
Commercial and industrial	3	1	—	89
SBA loans	—	—	—	1,633
Total	$483	$1	$—	$1,722

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any. The following tables present impaired loans, excluding PCI loans, by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Commercial and industrial	$828	$730	$730	$—	$—
SBA loans	7,842	7,002	5,103	1,899	624
Total	$8,670	$7,732	$5,833	$1,899	$624

(1)	Includes troubled-debt restructurings (“TDRs”) on accrual of $324 thousand.

	December 31, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Commercial and industrial	$178	$89	$89	$—	$—
SBA loans	2,964	1,960	1,960	—	—
Total	$3,142	$2,049	$2,049	$—	$—

(1)	Includes TDRs on accrual of $327 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial	$732	$—	$98	$—
SBA loans	4,179	54	1,805	9
Total	$4,911	$54	$1,903	$9

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Commercial and industrial	$304	$—	$239	$—
SBA loans	2,563	71	1,459	19
Total	$2,867	$71	$1,698	$19

At September 30, 2019 and December 31, 2018, the total recorded investment for loans identified as a TDR was approximately $490 thousand and $922 thousand. There were no specific reserves allocated for these loans and we had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at September 30, 2019.

Loan modifications resulting in TDR status generally included one or a combination of the following: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three and nine months ended September 30, 2019 and 2018, there were no new loan modifications resulting in TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the three and nine months ended September 30, 2019 and 2018, there was one loan in each period totaling $92 thousand and $95 thousand classified as a TDR for which there was a payment default within twelve months following the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,281	$1,928	$2,644	$2,073
Accretion	1,635	(1,635)	1,950	(1,950)
Payments received	(2,780)	—	(3,447)	—
Increase in expected cash flows, net	44	814	33	984
Balance, end of period	$1,180	$1,107	$1,180	$1,107

Loans Held for Sale

At September 30, 2019 and December 31, 2018, loans held for sale consisted of SBA 7(a) loans and totaled $11.9 million and $28.0 million. We account for loans held for sale at the lower of carrying value or market. The fair value of loans held for sale totaled $12.6 million and $29.2 million at September 30, 2019 and December 31, 2018.

NOTE 5.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $295.7 million and $288.2 million at September 30, 2019 and December 31, 2018. This includes SBA loans serviced for others of $213.5 million at September 30, 2019 and $198.4 million at December 31, 2018 for which there is a related servicing asset of $3.4 million and $3.2 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $82.2 million and $89.8 million at September 30, 2019 and December 31, 2018 for which there is no related servicing asset.

Consideration for each SBA loan sale includes the cash received and a related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan. The servicing asset is based on the estimated fair value of these future cash flows to be collected. The risk inherent in the SBA servicing asset primarily relates to accelerated prepayment of loans in excess of what was originally modeled driven by changes in interest rates and a reduction in the estimated future cash flows.

The servicing asset activity includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and servicing fees are earned.

The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$3,482	$2,448	$3,186	$2,618
Additions (1)	170	1,111	883	1,297
Amortization	(282)	(397)	(699)	(753)
Balance, end of period	$3,370	$3,162	$3,370	$3,162
(1) For the three and nine months ended September 30, 2018, additions included the servicing asset fair value of $1.1 million from the PCB acquisition on July 31, 2018.

The fair value of the servicing asset for SBA loans is measured at least quarterly and was $3.3 million and $3.3 million as of September 30, 2019 and December 31, 2018. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2019 included discount rates, ranging from 6.8% to 35.3%, and a weighted average prepayment speed assumption of 17.9%.

The following table summarizes the estimated change in the value of servicing assets as of September 30, 2019 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(179)
Prepayment speeds	+20%	(341)
Discount rate	+1%	(88)
Discount rate	+2%	(172)

During the three months ended September 30, 2019 and 2018, SBA loans sold totaled $9.7 million and $2.4 million resulting in total gains on sale of SBA loans of $528 thousand and $171 thousand. During the nine months ended September 30, 2019 and 2018, SBA loans sold totaled $44.7 million and $11.2 million resulting in total gains of $2.7 million and $866 thousand.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $242 thousand and $39 thousand for the three months ended September 30, 2019 and 2018 including contractually specified servicing fees of $524 thousand and $435 thousand, offset by the amortization indicated in the table above. Net servicing fees totaled $763 thousand and $318 thousand for the nine months ended September 30, 2019 and 2018, including contractually specified servicing fees of $1.5 million and $1.1 million, offset by the amortization indicated in the table above.

NOTE 6.    LEASES

We adopted ASU 2016-02, Leases (Topic 842), and related amendments on January 1, 2019, using the modified retrospective transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. We elected the package of practical expedients permitted under the new standard as described in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Accounting Standards Adopted in 2019.

All of our leases are operating leases for corporate offices, branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of our operating leases range from 9 months to 5.3 years.

Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at our sole discretion. We do not include renewal options in the measurement of ROU assets and lease liabilities unless they are considered reasonably certain of exercise.

Upon adoption of this standard, we recognized ROU assets of $6.0 million and lease liabilities of $6.1 million. Subsequent to adoption, we recognized a $220 thousand impairment of the ROU assets related to the consolidation of two branches. The impairment of the ROU assets was based on a discounted cash flow of estimated sublease income over the remaining lease term. The balance of ROU assets, net of impairment, and lease liabilities are included in other assets and other liabilities on the condensed consolidated balance sheets. In addition to the ROU impairment related to the branch consolidations, we recognized an $180 thousand impairment of other long lived assets; both impairment charges are included in occupancy and equipment expense on the condensed consolidated statements of income.

The balance sheet and supplemental information at September 30, 2019 are shown below.

Balance Sheet and Supplemental Information
(dollars in thousands)
Operating lease ROU assets classified as other assets	$5,456
Operating lease liability classified as other liabilities	$5,714
Weighted average remaining lease term, in years	3.1
Weighted average discount rate	2.52%

We elected not to separate lease and non-lease components and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance and utilities. The following table represents lease costs and other lease information for the periods indicated:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(dollars in thousands)
Lease Costs
Operating lease cost	$543	$1,629
Variable lease cost	47	103
Short-term lease cost	3	17
Total lease costs	$593	$1,749

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$553	$1,673

Maturities of lease liabilities for periods indicated:

Twelve Months Ended September 30,	(dollars in thousands)
2020	$2,113
2021	1,715
2022	1,518
2023	422
2024	139
Thereafter	35
Total future minimum lease payments	5,942
Less: Imputed interest	(228)
Present value of net future minimum lease payments	$5,714

NOTE 7.    DEPOSITS

Our ten largest depositor relationships accounted for approximately 28% of total deposits at September 30, 2019 and 25% at December 31, 2018.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $76.9 million and $109.4 million as of September 30, 2019 and December 31, 2018. Such time deposits included collateralized time deposits from the State of California of $25 million and $35 million at September 30, 2019 and December 31, 2018.

Total collateralized deposits, including the deposits of State of California and other public agencies, are $64.8 million at September 30, 2019 and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 8.    BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

At September 30, 2019, the Bank had a secured line of credit of $432.6 million from the FHLB, of which $330.1 million was available. This secured borrowing arrangement is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $879.1 million under this borrowing agreement. The Bank had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at September 30, 2019. There were no long term fixed-rated advances at December 31, 2018. There were no overnight borrowings outstanding under this arrangement at September 30, 2019 and $90.0 million with a weighted average interest rate of 2.56% at December 31, 2018. The average balance of total FHLB borrowings was $48.3 million and $4.6 million with an average interest rate of 2.08% and 2.17% for the three months ended September 30, 2019 and 2018. The average balance of FHLB borrowings was $53.1 million and $29.0 million with an average interest rate of 2.39% and 1.73% for the nine months ended September 30, 2019 and 2018.

In addition, at September 30, 2019, the Bank used $72.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Reserve Bank Secured Line of Credit

At September 30, 2019, the Bank had a secured line of credit of $168.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the FRB through the Borrower-in-Custody ("BIC") program. At September 30, 2019, the Bank had pledged qualifying loans with an unpaid principal balance of $226.9 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at FRB discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the three and nine months ended September 30, 2019 and 2018.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at September 30, 2019 and $15.0 million at December 31, 2018. There were no borrowings under this line for the three months ended September 30, 2019.
The average borrowings were $924 thousand with an average interest rate of 2.15% for the three months ended September 30, 2018. The average borrowings were $843 thousand and $531 thousand with an average interest rate of 2.70% and 2.52% for the nine months ended September 30, 2019 and 2018.

Senior Secured Notes

At September 30, 2019, the outstanding balance under the holding company's secured line of credit totaled $13.1 million with an interest rate of 5.25%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $12.3 million and $5.0 million with an average interest rate of 5.69% and 5.38% for the three months ended September 30, 2019 and 2018. The average outstanding borrowings under this facility totaled $12.2 million and $3.1 million with an average interest rate of 5.82% and 5.20% for the nine months ended September 30, 2019 and 2018. At September 30, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $11.9 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 9.    INCOME TAXES

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $2.3 million during the nine months ended September 30, 2019 as a result of changes to temporary differences related to non-qualified stock options exercises and change in discount accretion on loans acquired in the PCB acquisition. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at September 30, 2019.

For the three months ended September 30, 2019 and 2018, income tax expense was $3.3 million and $932 thousand, resulting in an effective income tax rate of 28.9% and 26.4%. For the nine months ended September 30, 2019 and 2018, income tax expense was $9.7 million and $3.3 million, resulting in an effective income tax rate of 30.8% and 28.3%. Our effective tax rate is lower than the statutory rate of 29.6% during the three months ended September 30, 2019 and higher than the statutory rate during the nine months ended September 30, 2019 due to the tax effect of stock-based compensation.

     We are subject to federal income and California franchise tax. At September 30, 2019, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2015. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2013. We are currently not under examination in any taxing jurisdiction.

The total amount of unrecognized tax benefits was $116 thousand and $480 thousand at September 30, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at September 30, 2019 and December 31, 2018. We expect the total amount of unrecognized tax benefits to decrease by $3 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued $18 thousand and $59 thousand of interest at September 30, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

NOTE 10.    COMMITMENTS

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

As of September 30, 2019 and December 31, 2018, we had the following outstanding financial commitments whose contractual amounts represent credit risk:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commitments to extend credit	$386,974	$375,755
Standby letters of credit	8,353	4,019
Commitments to contribute capital to low income housing project partnerships and other CRA investments	2,032	385
Total	$397,359	$380,159

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us is based on management’s credit evaluation of the customer. The majority of our commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.4 million at September 30, 2019 and December 31, 2018. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

We committed to invest in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, we invest in other CRA investments such as the Small Business Investment Company ("SBIC") program. At September 30, 2019, the Company had unfunded commitments to contribute capital to this LIHTC investments and other CRA investments totaling $2.0 million.

NOTE 11.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may grant loans to certain executive officers and directors and the companies with which they are associated. There are no related party loans for the three and nine months ended September 30, 2019 and 2018. Deposits from certain officers and directors and the companies with which they are associated totaled $32.7 million and $33.2 million at September 30, 2019 and December 31, 2018.

We have a $25.0 million senior secured facility (refer to Note 8 – Borrowing Arrangements) with another bank in which one of our executives is also a member of the lending bank’s board of directors. The outstanding balance of this facility was $13.1 million at September 30, 2019.

NOTE 12.    STOCK-BASED COMPENSATION PLANS

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

In connection with the PCB acquisition, we issued replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options with an aggregated fair value of $7.4 million to PCB directors, officers and employees, which we refer to as rollover stock options. The remaining term on the rollover stock options ranges from 1 month to 9 years.

We recognized stock-based compensation expense of $527 thousand and $409 thousand for the three months ended September 30, 2019 and 2018 and $1.5 million and $1.3 million for the nine months ended September 30, 2019 and 2018.

A summary of activity in our outstanding stock options during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	141,089	$10.18	65,978	$10.17
Rollover options	—	—	420,393	10.60
Exercised	(2,512)	11.60	(74,343)	10.13
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	138,577	$10.16	412,028	$10.62
Options exercisable	138,577	$10.16	403,374	$10.60

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	383,212	$10.44	65,978	$10.17
Rollover options	—	—	420,393	10.60
Exercised	(244,249)	10.60	(74,343)	10.13
Granted	—	—	—	—
Forfeited	(386)	12.94	—	—
Outstanding, end of period	138,577	$10.16	412,028	$10.62
Options exercisable	138,577	$10.16	403,374	$10.60

As of September 30, 2019, there was no unrecognized compensation cost related to the outstanding stock options. The weighted average of the remaining contractual terms of options outstanding and options exercisable were each 4.2 years at September 30, 2019 compared to 2.5 years and 2.4 years at September 30, 2018. The aggregate intrinsic value of the options outstanding and options exercisable were each $1.5 million at September 30, 2019 compared to an aggregate intrinsic value of options outstanding of $6.8 million and options exercisable of $6.7 million at September 30, 2018. The intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 was approximately $25 thousand and $1.2 million. The intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was approximately $2.7 million and $1.2 million.

A summary of activity for outstanding restricted shares for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	128,053	$22.91	77,627	$23.03
Granted	972	22.56	7,652	29.85
Vested	(4,537)	26.41	(4,945)	22.24
Forfeited	(843)	21.43	(2,016)	23.35
Nonvested, end of period	123,645	$22.79	78,318	$23.73

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	84,120	$23.90	142,553	$20.28
Granted	111,205	22.19	18,592	27.71
Vested	(64,012)	23.32	(75,958)	22.29
Forfeited	(7,668)	21.83	(6,869)	20.45
Nonvested, end of period	123,645	$22.79	78,318	$23.73

As of September 30, 2019, there was approximately $1.5 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 2.5 years. The value of restricted shares that vested was approximately $120 thousand and $136 thousand during the three months ended September 30, 2019 and 2018.  The value of restricted shares that vested was approximately $1.5 million and $1.9 million during the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$8,071	$6,811	$2,604	$21,890	$8,417
Less: dividends and net income allocated to participating securities	(86)	(76)	(17)	(222)	(73)
Net income available to common shareholders	$7,985	$6,735	$2,587	$21,668	$8,344

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,584,955	11,581,889	10,144,954	11,605,687	8,170,234

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,584,955	11,581,889	10,144,954	11,605,687	8,170,234
Net effect of dilutive stock options	74,191	93,168	212,115	108,333	98,529
Diluted weighted average common shares	11,659,146	11,675,057	10,357,069	11,714,020	8,268,763

Net income per common share:
Basic	$0.69	$0.58	$0.26	$1.87	$1.02
Diluted	$0.68	$0.58	$0.25	$1.85	$1.01

NOTE 14.    FAIR VALUE MEASUREMENTS

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

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2019:	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$7,978	$—	$7,978
Collateralized mortgage obligations	—	10,306	—	10,306
SBA Pools	—	9,060	—	9,060
Securities available-for-sale	$—	$27,344	$—	$27,344

Equity securities:
Mutual fund investment	$2,681	$—	$—	$2,681

December 31, 2018:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,844	$—	$8,844
Collateralized mortgage obligations	—	11,461	—	11,461
SBA Pools	—	9,238	—	9,238
Securities available-for-sale	$—	$29,543	$—	$29,543

Equity securities:
Mutual fund investment	$2,538	$—	$—	$2,538

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At September 30, 2019 and December 31, 2018 the fair value measurements (Level 3) related to collateral dependent impaired loans totaled $1.9 million and $690 thousand. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the three months ended September 30, 2019 and 2018 totaled $624 thousand and $22 thousand in losses. Total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized for impaired loans during the nine months ended September 30, 2019 and 2018 totaled $624 thousand and $590 thousand in losses. We utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three and nine months ended September 30, 2019 and 2018.

There were no transfers of financial assets between Levels 1, 2 and 3 for the three and nine months ended September 30, 2019 and 2018.

Fair value of financial instruments

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$180,615	$180,615	$197,376	$197,376
Securities available-for-sale	Level 2	27,344	27,344	29,543	29,543
Securities held-to-maturity	Level 2	5,066	5,110	5,322	5,095
Equity securities	Level 1	2,681	2,681	2,538	2,538
Loans held for sale	Level 2	11,906	12,594	28,022	29,238
Loan held for investment, net	Level 3	1,304,280	1,341,668	1,239,925	1,265,013
Restricted stock investments, at cost	Level 2	12,970	12,970	12,855	12,855
Servicing asset	Level 3	3,370	3,345	3,186	3,295
Accrued interest receivable	Level 2	5,477	5,477	5,069	5,069

Financial Liabilities:
Deposits	Level 2	$1,339,538	$1,339,611	$1,252,339	$1,250,555
Borrowings	Level 2	30,000	30,000	104,998	104,998
Senior secured notes	Level 2	13,100	13,100	8,450	8,450
Accrued interest payable	Level 2	339	339	366	366

NOTE 15.    REVENUE RECOGNITION

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

The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$475	$380	$1,579	$803
Other income	46	58	133	75
Total noninterest income, in-scope	521	438	1,712	878
Noninterest income, not in-scope:
Gain on sale of loans	528	171	2,727	866
Net servicing fees	242	39	763	318
Change in fair value of equity securities	14	(23)	88	(140)
Other income	368	87	827	146
Total noninterest income, not in-scope	1,152	274	4,405	1,190
Total noninterest income	$1,673	$712	$6,117	$2,068

NOTE 16.     EQUITY

Dividends

During the three months ended September 30, 2019 and 2018, total quarterly cash dividends declared were $0.20 per share and total cash dividends paid were $2.3 million and $2.3 million. During the nine months ended September 30, 2019 and 2018, total cash dividends declared were $0.60 per share and total cash dividends paid were $7.0 million and $5.2 million.

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

During the three months ended September 30, 2019, we repurchased 87,500 shares at an average price of $21.84 per share and a total cost of $1.9 million under the repurchase plan. During the nine months ended September 30, 2019, we repurchased 416,270 shares at an average price of $21.60 per share and total cost of $9.0 million. Since the plan was announced, we have repurchased a total of 452,553 shares at an average price of $21.62 per share. The remaining number of shares authorized to be repurchased under this plan is 747,447 shares at September 30, 2019.

NOTE 17.     SUBSEQUENT EVENTS

The Company plans to relocate the downtown Los Angeles branch to a smaller space within the same building and has signed a sublease of the current space which shall begin on or after January 1, 2020. The sublease is contingent upon the Company executing a lease for smaller space in the same building and receiving all applicable federal and state regulatory approvals. As a result of this pending move and sublease agreement, the Company expects to recognize an after-tax impairment charge of between $475 thousand and $675 thousand, or $0.04 to $0.06 per diluted share, in the fourth quarter of 2019. Starting in the first quarter of 2020, annualized after-tax cost savings related to the sublease and newly leased space are estimated to be between $250 thousand and $325 thousand, or $0.02 to $0.03 per diluted share, through 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at September 30, 2019, June 30, 2019, and December 31, 2018, and our condensed consolidated results of operations for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018 and for the nine months ended September 30, 2019 and 2018. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with this MD&A.

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

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through 9 full service branches and 2 loan production offices located in Los Angeles, Orange and San Diego Counties.

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

Recent Developments

Downtown Branch Relocation

The Company plans to relocate the downtown Los Angeles branch to a smaller space within the same building and has signed a sublease of the current space which shall begin on or after January 1, 2020. The sublease is contingent upon the Company executing a lease for smaller space in the same building and receiving all applicable federal and state regulatory approvals, as may be required. As a result of this pending move and sublease agreement, the Company expects to recognize an after-tax impairment charge of between $475 thousand and $675 thousand, or $0.04 to $0.06 per diluted share, in the fourth quarter of 2019. Starting in the first quarter of 2020, annualized after-tax cost savings related to the sublease and newly leased space are estimated to be between $250 thousand and $325 thousand, or $0.02 to $0.03 per diluted share, through 2022.

Federal Reserve Bank Secured Borrowing Arrangement

During the third quarter of 2019, the Bank expanded its existing secured borrowing capacity with the Federal Reserve Bank by participating in the Borrower-in-Custody ("BIC") program. As a result, our borrowing capacity with the

Federal Reserve Bank increased to $168.1 million at September 30, 2019 compared to $4.9 million at June 30, 2019. Prior to participating in the BIC program, the bank only pledged securities held-to-maturity as collateral for access to the discount window. Upon executing the BIC program, the Bank has pledged certain qualifying loans with an unpaid principal balance of $226.9 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line of credit as of September 30, 2019. Borrowings under this BIC program are overnight advances with interest chargeable at the Discount Window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the nine months ended September 30, 2019 and 2018.

Branch Consolidation

Effective May 17, 2019, the Little Tokyo branch was closed and consolidated with the 6th and Figueroa branch located in downtown Los Angeles and the San Diego branch operations were consolidated into the Carlsbad branch. The San Diego location remains as a loan production office. The consolidation of these branches resulted in one-time pre-tax charges of approximately $400 thousand in the first quarter of 2019 and estimated annualized pre-tax cost savings of $300 thousand which began during the second quarter of 2019.

Financial Highlights

	At or for the Three Months Ended			At or for the Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands, except per share amounts)
Operating Results
Total interest and dividend income	$24,343	$22,219	$18,189	$68,401	$42,293
Total interest expense	3,317	3,383	2,393	9,347	6,127
Net interest income	21,026	18,836	15,796	59,054	36,166
Provision for loan losses	700	550	600	1,600	1,120
Net interest income after provision for loan losses	20,326	18,286	15,196	57,454	35,046
Total noninterest income	1,673	2,322	712	6,117	2,068
Total noninterest expense	10,651	10,605	12,372	31,956	25,380
Income before taxes	11,348	10,003	3,536	31,615	11,734
Income taxes	3,277	3,192	932	9,725	3,317
NET INCOME	$8,071	$6,811	$2,604	$21,890	$8,417

Performance Ratios
Net income per share-diluted	$0.68	$0.58	$0.25	$1.85	$1.01
Return on average assets	1.98%	1.73%	0.77%	1.86%	1.06%
Return on average equity	12.45%	10.86%	5.18%	11.60%	8.09%
Return on average tangible common equity (1)	18.03%	15.89%	7.07%	16.95%	9.28%
Net interest margin	5.52%	5.14%	4.97%	5.39%	4.73%
Average loan yield	6.93%	6.42%	6.32%	6.66%	6.06%
Cost of deposits	0.89%	0.89%	0.81%	0.84%	0.85%
Cost of funds	0.98%	1.03%	0.84%	0.95%	0.90%
Efficiency ratio (1)	46.92%	50.12%	74.95%	49.03%	66.38%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

Third Quarter of 2019 Compared to Second Quarter of 2019

Net income was $8.1 million, or $0.68 per diluted share, for the third quarter of 2019 compared to $6.8 million, or $0.58 per diluted share, for the second quarter of 2019. The return on average assets ("ROAA") and the return on average tangible common equity ("ROTCE") increased to 1.98% and 18.03% for the third quarter of 2019, compared to 1.73% and 15.89% for the second quarter of 2019. Refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

The $1.3 million increase in net income was a result of higher net interest income of $2.2 million, partially offset by lower noninterest income of $649 thousand, higher provision for loan losses of $150 thousand, higher noninterest expense of $46 thousand, and higher income tax expense of $85 thousand. The increase in net interest income was due to higher discount accretion related to loans acquired in a business combination, including $1.6 million related to the payoff of one PCI loan, and one additional day in the third quarter compared to the second quarter of 2019. The net interest margin increased to 5.52% for the third quarter of 2019 compared to 5.14% for the prior quarter. The decrease in noninterest income is due mostly to lower gains on sale of SBA loans, partially offset by higher other income. The increase in provision for loan losses relates to higher net charge-offs and specific reserves related mostly to one lending relationship.

Third Quarter of 2019 Compared to Third Quarter of 2018

Net income was $8.1 million, or $0.68 per diluted share, for the third quarter of 2019 compared to $2.6 million, or $0.25 per diluted share, for the third quarter of 2018. The increase in net income was due mostly to including PCB's operations since August 1, 2018 in addition to other organic balance sheet growth since the end of the third quarter of 2018. The increase in net income relative to the growth in the balance sheet increased the ROAA and ROTCE to 1.98% and 18.03% for the third quarter of 2019 compared to 0.77% and 7.07% the same quarter in 2018. Refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

The $5.5 million increase in net income was primarily due to higher net interest income of $5.2 million, noninterest income of $1.0 million and lower noninterest expense of $1.7 million, partially offset by higher provision for loan losses of $100 thousand, and higher income tax expense of $2.3 million. Net interest income increased due to higher average interest-earning assets and a higher average loan yield, including the impact of $1.6 million related to the payoff of one PCI loan and higher market interest rates. The net interest margin expanded 55 basis points to 5.52% for the third quarter of 2019 from 4.97% for the same quarter of 2018. The increase in noninterest income is due to including PCB's operations since August 1, 2018 and higher gain on sale of loans. The decrease in noninterest expense was due to lower merger, integration and public company registration costs, offset by higher overhead expenses due to including PCB's operations after the acquisition date. The increase in provision for loan losses relates to higher net charge-offs and specific reserves in the current quarter compared to the same quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income was $21.9 million, or $1.85 per diluted share, for the nine months ended September 30, 2019 compared to $8.4 million, or $1.01 per diluted share, for the nine months ended September 30, 2018. The increase in net income was driven primarily by the acquisition of PCB, organic balance sheet growth and the impact of higher market interest rates. The federal funds target rate was increased 25 basis points in March, June, September, and December of 2018 and was decreased 25 basis points in July and September of 2019. The increase in net income relative to the growth in the balance sheet increased the ROAA and ROTCE to 1.86% and 16.95% for the nine months ended September 30, 2019, compared to 1.06% and 9.28% for the same period in 2018. Refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

The $13.5 million increase in net income was primarily due to higher net interest income of $22.9 million and higher noninterest income of $4.0 million, offset by higher provision for loan losses of $480 thousand, higher noninterest expense of $6.6 million and higher tax expense of $6.4 million. Net interest income increased due to higher average interest-earning assets, organic loan growth and higher market interest rates. The net interest margin expanded 66 basis points to 5.39% for the nine months ended September 30, 2019 compared to 4.73% for the same 2018 period. The increase in noninterest income was due to including PCB's operations since August 1, 2018 and higher gain on sale of loans. The increase in provision for loan losses was mostly due to organic loan growth. The increase in noninterest expense was due to higher expense in most of the overhead expense categories due to including PCB's operations since August 1, 2018, offset by lower merger, integration and public company registration costs.

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$1,655,595	$1,730,433	$1,622,501
Loans held for investment	1,316,620	1,336,015	1,250,981
Noninterest-bearing deposits	666,271	547,434	546,713
Total deposits	1,339,538	1,255,878	1,252,339
Shareholders’ equity	258,670	254,121	248,069
Key Ratios
Noninterest-bearing deposits to total deposits	49.7%	43.6%	43.7%
Equity to assets ratio	15.62%	14.69%	15.29%
Tangible common equity to tangible asset ratio (1)	11.37%	10.57%	10.90%
Book value per share	$22.20	$21.65	$21.16
Tangible book value per share (1)	$15.38	$14.87	$14.33
Credit Quality
Nonperforming loans as a percentage of total assets	0.45%	0.15%	0.11%
Allowance for loan losses as a percentage of total loans held for investment	0.94%	0.90%	0.88%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Balance Sheet Performance

•
Total consolidated assets increased $33.1 million to $1.66 billion at September 30, 2019 from $1.62 billion at December 31, 2018. Total loans held for investment increased $65.6 million, or 7.0% annualized, to $1.32 billion at September 30, 2019 since year-end.

•
Total consolidated liabilities increased $22.5 million to $1.40 billion at September 30, 2019 since December 31, 2018. Total deposits increased $87.2 million, or 9.3% annualized, to $1.34 billion offset by lower borrowings of $75.0 million. Noninterest-bearing demand deposits totaled $666.3 million and represent 49.7% of total deposits at September 30, 2019 compared to $546.7 million and 43.7% of total deposits at December 31, 2018.

•
Total consolidated equity increased $10.6 million during the nine months ended September 30, 2019 to $258.7 million due to net income of $21.9 million and the vesting and exercise of equity awards of $4.0 million, offset by stock repurchases of $9.0 million and cash dividends of $7.0 million. At September 30, 2019, tangible book value per share was $15.38 compared to $14.33 at December 31, 2018. Refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

•
The Bank remains well-capitalized from a regulatory perspective. At September 30, 2019, the Bank had a total risk-based capital ratio of 14.37% and a Tier 1 common to risk weighted assets ratio of 13.42% compared to a total risk-based capital ratio of 14.18% and a Tier 1 common to risk weighted assets ratio of 13.26% at December 31, 2018.

Credit Quality

•
Credit quality remains solid. Non-performing assets totaled $7.4 million and $1.7 million and represented 0.45% and 0.11% of total assets at September 30, 2019 and December 31, 2018. Non-performing loans were $7.4 million and $1.7 million and represented 0.56% and 0.14% of loans held for investment at September 30, 2019 and December 31, 2018. The increase in nonperforming assets is due mostly to downgrading 15 SBA 7(a) loans totaling $6.0 million and three commercial and industrial loans totaling $1.1 million, offset by charge-offs and payoffs totaling $1.4 million.

Non-GAAP Financial Measures

     The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for: (1) efficiency ratio, (2) adjusted efficiency ratio, (3) adjusted net income, (4) average tangible common equity, (5) adjusted return on average assets, (6) adjusted return on average equity, (7) return on average tangible common equity, (8) adjusted return on average tangible common equity, (9) tangible common equity, (10) tangible assets, (11) tangible common equity to tangible asset ratio, and (12) tangible book value per share. We believe the presentation of certain non-GAAP financial measures provides useful information to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$10,651	$10,605	$12,372	$31,956	$25,380
Less: Merger, integration and public company registration costs	—	—	3,797	—	4,527
Adjusted noninterest expense (numerator)	$10,651	$10,605	$8,575	$31,956	$20,853
Net interest income	$21,026	$18,836	$15,796	$59,054	$36,166
Plus: Noninterest income	1,673	2,322	712	6,117	2,068
Total net interest income and noninterest income (denominator)	$22,699	$21,158	$16,508	$65,171	$38,234
Efficiency ratio (1)	46.9%	50.1%	74.9%	49.0%	66.4%
Adjusted efficiency ratio (1)	46.9%	50.1%	51.9%	49.0%	54.5%

Return on Average Assets, Equity, and Tangible Equity
Net income	$8,071	$6,811	$2,604	$21,890	$8,417
Add: After-tax merger, integration and public company registration costs	—	—	2,716	—	3,424
Adjusted net income (1)	$8,071	$6,811	$5,320	$21,890	$11,841

Average assets	$1,620,804	$1,579,740	$1,342,564	$1,574,960	$1,056,971
Average shareholders’ equity	257,158	251,662	199,270	252,362	139,163
Less: Average intangible assets	79,535	79,731	53,078	79,730	17,887
Average tangible common equity (1)	$177,623	$171,931	$146,192	$172,632	$121,276

Return on average assets	1.98%	1.73%	0.77%	1.86%	1.06%
Adjusted return on average assets (1)	1.98%	1.73%	1.57%	1.86%	1.50%
Return on average equity	12.45%	10.86%	5.18%	11.60%	8.09%
Adjusted return on average equity(1)	12.45%	10.86%	10.59%	11.60%	11.38%
Return on average tangible common equity (1)	18.03%	15.89%	7.07%	16.95%	9.28%
Adjusted return on average tangible common equity (1)	18.03%	15.89%	14.44%	16.95%	13.05%
(1) Non-GAAP measure.

	September 30, 2019	December 31, 2018
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$258,670	$248,069
Less: Intangible assets	79,411	80,001
Tangible common equity (1)	$179,259	$168,068
Total assets	$1,655,595	$1,622,501
Less: Intangible assets	79,411	80,001
Tangible assets (1)	$1,576,184	$1,542,500
Equity to asset ratio	15.62%	15.29%
Tangible common equity to tangible asset ratio (1)	11.37%	10.90%
Book value per share	$22.20	$21.16
Tangible book value per share (1)	$15.38	$14.33
Shares outstanding	11,652,582	11,726,074
(1) Non-GAAP measure.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, provision for loan losses, noninterest income and noninterest expense. The comparability of financial information is affected by the acquisition of PCB completed on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements since August 1, 2018.

Net Interest Income

Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following tables summarize the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the periods indicated:

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,328,088	$23,206	6.93%	$1,334,188	$21,344	6.42%	$1,085,572	$17,296	6.32%
Investment securities	35,651	208	2.31%	36,337	215	2.37%	37,064	226	2.42%
Deposits in other financial institutions	134,557	701	2.07%	83,183	442	2.13%	130,537	611	1.86%
Federal funds sold/resale agreements	—	—	—%	2,018	12	2.39%	1,989	10	1.99%
FHLB and other bank stock dividends	13,988	228	6.47%	13,932	206	5.93%	6,180	46	2.95%
Total interest-earning assets	1,512,284	24,343	6.39%	1,469,658	22,219	6.06%	1,261,342	18,189	5.72%

Noninterest-earning assets	108,520			110,082			81,222
Total assets	$1,620,804			$1,579,740			$1,342,564

Interest-bearing liabilities:
Interest checking	$116,107	$337	1.15%	$111,116	$298	1.08%	$132,492	$361	1.08%
Money market accounts	267,493	890	1.32%	271,067	900	1.33%	260,468	781	1.19%
Savings accounts	29,070	56	0.76%	28,825	56	0.78%	43,465	81	0.74%
Time deposits	147,568	676	1.82%	150,601	674	1.80%	210,158	863	1.63%
Brokered time deposits	138,682	929	2.66%	128,555	789	2.46%	53,710	209	1.54%
Total interest-bearing deposits	698,920	2,888	1.64%	690,164	2,717	1.58%	700,293	2,295	1.30%
Borrowings	48,263	253	2.08%	77,442	484	2.51%	5,514	30	2.16%
Senior secured notes	12,267	176	5.69%	12,398	182	5.89%	5,018	68	5.38%
Total interest-bearing liabilities	759,450	3,317	1.73%	780,004	3,383	1.74%	710,825	2,393	1.34%

Noninterest-bearing liabilities:
Demand deposits	590,212			534,192			425,842
Other liabilities	13,984			13,882			6,627
Shareholders’ equity	257,158			251,662			199,270

Total liabilities and shareholders' equity	$1,620,804			$1,579,740			$1,342,564

Net interest spread		$21,026	4.66%		$18,836	4.32%		$15,796	4.38%
Net interest margin			5.52%			5.14%			4.97%

Total deposits	$1,289,132	$2,888	0.89%	$1,224,356	$2,717	0.89%	$1,126,135	$2,295	0.81%
Total funding sources	$1,349,662	$3,317	0.98%	$1,314,196	$3,383	1.03%	$1,136,667	$2,393	0.84%

(1)	Average loans include net discounts and deferred costs.

(2)
Interest income on loans includes $254 thousand, $236 thousand and $143 thousand related to the accretion of net deferred loan fees for the quarters ended September 30, 2019, June 30, 2019 and September 30, 2018. Interest income also includes $2.2 million, $642 thousand, and $872 thousand related to discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the quarters ended September 30, 2019, June 30, 2019 and September 30, 2018.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,314,513	$65,466	6.66%	$888,208	$40,237	6.06%
Investment securities	36,355	659	2.42%	38,232	698	2.44%
Deposits in other financial institutions	99,711	1,570	2.11%	90,874	1,166	1.72%
Federal funds sold/resale agreements	1,662	30	2.41%	670	10	2.00%
FHLB and other bank stock dividends	13,937	676	6.48%	4,736	182	5.14%
Total interest-earning assets	1,466,178	68,401	6.24%	1,022,720	42,293	5.53%

Noninterest-earning assets	108,782			34,251
Total assets	$1,574,960			$1,056,971

Interest-bearing liabilities:
Interest checking	$115,358	$944	1.09%	$154,908	$1,273	1.10%
Money market accounts	270,163	2,658	1.32%	168,240	1,401	1.11%
Savings accounts	30,731	174	0.76%	54,589	338	0.83%
Time deposits	156,095	2,080	1.78%	168,416	2,049	1.63%
Brokered time deposits	109,598	1,993	2.43%	52,709	558	1.42%
Total interest-bearing deposits	681,945	7,849	1.54%	598,862	5,619	1.25%
Borrowings	53,987	967	2.39%	29,529	386	1.75%
Senior secured notes	12,190	531	5.82%	3,134	122	5.20%
Total interest-bearing liabilities	748,122	9,347	1.67%	631,525	6,127	1.30%

Noninterest-bearing liabilities:
Demand deposits	562,195			281,337
Other liabilities	12,281			4,946
Shareholders’ equity	252,362			139,163

Total liabilities and shareholders' equity	$1,574,960			$1,056,971

Net interest spread		$59,054	4.57%		$36,166	4.23%
Net interest margin			5.39%			4.73%

Total deposits	$1,244,140	$7,849	0.84%	$880,199	$5,619	0.85%
Total funding sources	$1,310,317	$9,347	0.95%	$912,862	$6,127	0.90%

(1)	Average loans include net discounts and deferred costs.

(2)
Interest income on loans includes $721 thousand and $315 thousand related to the accretion of net deferred loan fees for the nine months ended September 30, 2019 and 2018. Interest income also includes $3.8 million, and $872 thousand related to discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended
	September 30, 2019 vs. June 30, 2019			September 30, 2019 vs. September 30, 2018
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$(85)	$1,947	$1,862	$4,127	$1,783	$5,910
Interest on investment securities	(3)	(4)	(7)	(9)	(9)	(18)
Interest on deposits in other financial institutions	266	(19)	247	21	59	80
Dividends on FHLB and other stock	1	21	22	95	87	182
Change in interest income	179	1,945	2,124	4,234	1,920	6,154
Interest expense:
Savings, interest checking and money market accounts	11	18	29	(51)	111	60
Time deposits	58	84	142	214	319	533
Borrowings and senior secured debt	(157)	(80)	(237)	330	1	331
Change in interest expense	(88)	22	(66)	493	431	924
Change in net interest income	$267	$1,923	$2,190	$3,741	$1,489	$5,230

	Nine Months Ended
	September 30, 2019 vs. September 30, 2018
	Change Attributable to		Total Change
	Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$20,915	$4,314	$25,229
Interest on investment securities	(32)	(7)	(39)
Interest on deposits in other financial institutions	136	288	424
Dividends on FHLB and other stock	437	57	494
Change in interest income	21,456	4,652	26,108
Interest expense:
Savings, interest checking and money market accounts	503	261	764
Time deposits	711	755	1,466
Borrowings and senior secured debt	793	197	990
Change in interest expense	2,007	1,213	3,220
Change in net interest income	$19,449	$3,439	$22,888

Third Quarter of 2019 Compared to Second Quarter of 2019

Net interest income for the third quarter of 2019 was $21.0 million, an increase of $2.2 million, from $18.8 million for the second quarter of 2019. The increase was due to higher interest income of $2.1 million, coupled with lower interest expense of $66 thousand. The increase in interest income was due mostly to $1.5 million in higher discount accretion related to loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, and one additional day in the third quarter compared to the second quarter of 2019. The third quarter of 2019 included $1.6 million related to the payoff of one PCI loan. The decrease in interest expense for the third quarter of 2019 is due primarily to lower average borrowings and the cost of such funds, offset partially by higher interest-bearing deposit costs in the third quarter of 2019. Average borrowings decreased $29.2 million to $48.3 million and the cost of such funds decreased 43 basis points to 2.08%. The Company paid down overnight borrowings in the third quarter of 2019 as average noninterest-bearing deposits increased $56.0 million compared to the prior quarter. Average interest-bearing deposits increased $8.8 million and the cost of such funds increased 6 basis points to 1.64%.

Net interest margin for the third quarter of 2019 increased 38 basis points to 5.52% from 5.14% for the second quarter of 2019. The increase in the net interest margin is due primarily to a 51 basis point increase in higher loan yields, including fees and discounts, and a 5 basis points decrease of total funding costs, offset partially by lower yields on other earning assets of 14 basis points, and a change in the earning assets mix of 4 basis points. Interest income from discount accretion related to loans acquired in a business combination, including the payoff of PCI loans, totaled $2.2 million and contributed 65 basis points to the loan yield in the third quarter of 2019; this compares to $642 thousand and 18 basis points in the second quarter of 2019. The cost of funds decreased to 0.98% for the third quarter of 2019, compared to 1.03% for the second quarter of 2019 due primarily to the change in the funding mix with a lower percentage of borrowings and higher percentage of noninterest-bearing demand deposits. Average noninterest-bearing demand deposits totaled $590.2 million and represented 45.8% of total average deposits for the third quarter of 2019 compared to $534.2 million, or 43.6% of total average deposits for the second quarter of 2019. The total cost of deposits for the third quarter of 2019 remained flat at 0.89% as compared to the second quarter of 2019.

The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $2.2 million contributed 57 basis points to the net interest margin in the third quarter of 2019; this compares to $642 thousand and 17 basis points in the second quarter of 2019 as shown in the table below.

	Three Months Ended
	September 30, 2019		June 30, 2019		Variance
Net interest income and net interest margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(dollars in thousands)
As reported	$21,026	5.52%	$18,836	5.14%	$2,190	0.38%
Discount accretion on loans acquired in a business combination	2,182	0.57%	642	0.17%	1,540	0.40%
Net interest income and net interest margin excluding discount accretion on loans acquired in a business combination	$18,844	4.95%	$18,194	4.97%	$650	(0.02)%

Third Quarter of 2019 Compared to Third Quarter of 2018

Net interest income increased $5.2 million to $21.0 million for the third quarter of 2019 when compared to the same quarter of 2018 due to higher average interest-earning assets and higher average loan yield. Average interest-earning assets increased $250.9 million primarily due to the inclusion of PCB's operations since August 1, 2018 and organic loan growth since September 30, 2018. Average loan balances increased $242.5 million to $1.33 billion and represent 89% of average earning assets for the third quarter of 2019 compared to $1.09 billion and 86% of average earning assets for the same quarter of 2018. The PCB acquisition added $399.8 million in net loans at the time of acquisition.

Our net interest margin increased 55 basis points to 5.52% for the third quarter of 2019 compared to 4.97% for the same quarter of 2018. The net interest margin expansion was driven by the higher earning asset yields and an improved funding mix. The average yield on interest-earning assets increased 67 basis points to 6.39% for the third quarter of 2019 compared to 5.72% for the same quarter of 2018 due mostly to a higher loan yield. Our loan yield increased 61 basis points to 6.93% for the third quarter of 2019 compared to 6.32% for the same quarter of 2018 due to higher discount accretion related to loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, and the impact of higher market interest rates. The average effective federal funds target rate was 2.20% for the third quarter of 2019 compared to 1.92% for the same quarter of 2018.

The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $2.2 million contributed 57 basis points to the net interest margin in the third quarter of 2019 compared to $872 thousand and 27 basis points in the same quarter of 2018 as shown in the table below.

	Three Months Ended
	September 30, 2019		September 30, 2018		Variance
Net interest income and net interest margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(dollars in thousands)
As reported	$21,026	5.52%	$15,796	4.97%	$5,230	0.55%
Discount accretion on loans acquired in a business combination	2,182	0.57%	872	0.27%	1,310	0.30%
Net interest income and net interest margin excluding discount accretion on loans acquired in a business combination	$18,844	4.95%	$14,924	4.70%	$3,920	0.25%

Our average cost of funds increased 14 basis points to 0.98% for the third quarter of 2019 compared to 0.84% for the same quarter of 2018 due to an increase in the cost of interest-bearing liabilities from higher market rates, offset by the improved funding mix attributed to the PCB acquisition. Average noninterest-bearing deposits totaled $590.2 million and represented 45.8% of average total deposits for the third quarter of 2019 compared to $425.8 million and 37.8% of average total deposits for the same quarter of 2018. Average interest-bearing liabilities were $759.5 million during the third quarter of 2019 compared to $710.8 million for the same quarter of 2018. Our cost of interest-bearing liabilities increased 39 basis points to 1.73% compared to the same quarter of 2018. The average senior secured note balance increased $7.2 million to $12.3 million for the third quarter of 2019 as we used the funds for corporate initiatives including common stock repurchases, dividends, and merger, integration and public company registration costs.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net interest income increased $22.9 million to $59.1 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 due to higher interest income of $26.1 million, offset partially by higher interest expense of $3.2 million. The increase in interest income was driven by higher average interest-earning assets of $443.5 million due to assets acquired in the PCB acquisition and organic loan growth since September 30, 2018 and higher average market interest rates. Average loan balances increased $426.3 million to $1.31 billion for the nine months ended September 30, 2019 compared to $888.2 million for the same 2018 period. The average effective federal funds target rate was 2.33% for the nine months ended September 30, 2019 compared to 1.70% for the same 2018 period.

Our net interest margin increased 66 basis points to 5.39% for the nine months ended September 30, 2019 compared to 4.73% for the same 2018 period. The increase in our net interest margin was driven by the increase in the target federal funds rates during 2018, higher discount accretion related to loans acquired in a business combination, including interest income recognized on the payoff of PCI loans, and an improved funding mix. The average yield on interest-earning assets increased 71 basis points to 6.24% for the nine months ended September 30, 2019 compared to 5.53% for the same 2018 period. Our loan yield increased 60 basis points to 6.66% for the nine months ended September 30, 2019 compared to 6.06% for the same 2018 period. The increase in the interest-earning assets yield and loan yield were driven by higher market interest rates and higher discount accretion related to loans acquired in a business combination, including the payoff of PCI loans. Such discount accretion increased our loan yield 41 basis points and 30 basis points for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, interest income included discount accretion on loans acquired in a business combination of $3.8 million, which contributed 34 basis points to the net interest margin; this compared to $872 thousand, or 11 basis points, for the same 2018 period as shown in the table below.

	Nine Months Ended September 30, 2019
	2019		2018		Variance
Net interest income and net interest margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(dollars in thousands)
As reported	$59,054	5.39%	$36,166	4.73%	$22,888	0.66%
Discount accretion on loans acquired in a business combination	3,780	0.34%	872	0.11%	2,908	0.23%
Net interest income and net interest margin excluding discount accretion on loans acquired in a business combination	$55,274	5.05%	$35,294	4.62%	$19,980	0.43%

Our average cost of funds increased 5 basis points to 0.95% for the nine months ended September 30, 2019 from the same 2018 period as a result of an increase in the cost of interest-bearing liabilities due to the impact of higher market interest rates, offset by an improved funding mix from the PCB acquisition. Average noninterest-bearing deposits increased to $562.2 million and represented 45.2% of average total deposits for the nine months ended September 30, 2019 compared to $281.3 million and 32.0% of total average deposits for the same 2018 period. Average interest-bearing liabilities were $748.1 million during the nine months ended September 30, 2019 compared to $631.5 million for the same 2018 period and our cost of interest-bearing liabilities increased 37 basis points to 1.67% from the year-ago period.

Provision for Loan Losses

We maintain an allowance for loan losses, which we also refer to as the allowance, at a level we believe is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the loans held for investment, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. At September 30, 2019, the allowance was $12.3 million, or 0.94% of loans held for investment, compared to $11.1 million, or 0.88% of loans held for investment at December 31, 2018. The increase in the allowance at September 30, 2019 results primarily from loan growth and higher specific reserves offset in part by the net recapture of general reserves from risk rating changes. The net carrying value of loans acquired through the acquisition of PCB includes a remaining net discount of $7.6 million at September 30, 2019, which represents 0.57% of total gross loans.

The provision for loan losses totaled $700 thousand for the third quarter of 2019 compared to $550 thousand for the second quarter of 2019 and $600 thousand for the third quarter of 2018. The provision for loan losses totaled $1.6 million for nine months ended September 30, 2019 compared to $1.1 million for the same 2018 period. The provision for loan losses in the third quarter of 2019 was primarily the result of higher net charge-offs and specific reserves, the majority of which related to one credit relationship. The provision for loan losses for the nine months ended September 30, 2019 was primarily due to organic loan growth and, to a lesser extent, renewals of acquired loans included in loans held for investment.

Noninterest Income

The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands)
Gain on sale of loans	$528	$1,271	$171	$2,727	$866
Service charges and fees on deposit accounts	475	564	380	1,579	803
Net servicing fees	242	287	39	763	318
Other income	428	200	122	1,048	81
Total noninterest income	$1,673	$2,322	$712	$6,117	$2,068

Third Quarter of 2019 Compared to Second Quarter of 2019

Noninterest income for the third quarter of 2019 was $1.7 million, a decrease of $649 thousand from $2.3 million for the second quarter of 2019 due to lower gains on sale of loans of $743 thousand, offset by higher other income of $228 thousand. Loan sales for the third quarter of 2019 relate to loans with a net carrying value of $9.7 million at an average premium percentage of 5.4%, resulting in a gain of $528 thousand compared to loans with a net carrying value of $16.4 million at an average premium percentage of 7.8%, resulting in a gain of $1.3 million for the second quarter of 2019.

Net servicing fees totaled $242 thousand and $287 thousand for the third quarter of 2019 and second quarter of 2019 including contractually-specified servicing fees of $524 thousand and $493 thousand, offset by the amortization of the servicing asset of $282 thousand and $206 thousand. The increase in amortization of the servicing asset was due to higher amortization from early loan pay-offs which totaled $145 thousand for the third quarter of 2019 compared to $69 thousand for the second quarter of 2019. Our SBA loan servicing portfolio averaged $210.7 million for the third quarter of 2019 compared to $210.6 million for the prior quarter.

Other income for the third quarter of 2019 included a Bank Enterprise Award of $233 thousand from the U.S. Treasury’s Community Development Financial Institutions Fund to recognize the Bank's efforts in providing affordable housing development and small business loans within distressed communities. There was no similar income in the prior quarter.

Third Quarter of 2019 Compared to Third Quarter of 2018

Noninterest income increased $1.0 million to $1.7 million for the third quarter of 2019 compared to $712 thousand for the same quarter of 2018 due to higher net earnings for all of the categories due to including PCB's operations since August 1, 2018 and higher gain on sale of loans. The $357 thousand increase in gain on sale of loans for the third quarter of 2019 compared to the same quarter of 2018 is due to a higher volume of loans sold. The $9.7 million of loans sold in the third quarter of 2019 compares to loans sold with a net carrying value of $2.4 million at an average premium percentage of 7.0%, resulting in a gain of $171 thousand for the third quarter of 2018. Services charges and fees on deposit accounts increased $95 thousand due to a higher number of transaction-based accounts and higher total account balances; average non-maturity deposit account balances totaled $1.0 billion for the third quarter of 2019 compared to $862.3 million for the same quarter of 2018.

Net servicing fees increased due to higher contractual servicing fees and lower amortization expense of the related servicing asset in the third quarter of 2019. Our SBA loan servicing portfolio averaged $210.7 million for the third quarter of 2019 compared to $180.7 million for the same quarter of 2018. The increase in our SBA loan servicing portfolio related mostly to the acquisition of PCB which contributed $73.8 million to the portfolio of serviced SBA loans on the date of acquisition. We also acquired a servicing asset of $1.1 million in conjunction with the PCB acquisition. During the third quarter of 2019 and 2018, contractually-specified servicing fees were $524 thousand and $435 thousand, offset by the amortization of the servicing asset of $282 thousand and $397 thousand. The decrease in amortization of the servicing asset was due to a lower level of early loan pay-offs in the current quarter. Amortization expense related to early loan pay-offs totaled $145 thousand for the third quarter of 2019 compared to $285 thousand for the same quarter of 2018.

Other income was $428 thousand for the third quarter of 2019 compared to $122 thousand for the same quarter of 2018. The $306 thousand increase is primarily due to the aforementioned Bank Enterprise Award of $233 thousand recognized in the current quarter, higher net realized gains on equity securities with a readily determinable fair value and higher appreciation in the cash surrender value of Bank Owned Life Insurance ("BOLI") acquired from PCB.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Noninterest income increased $4.0 million to $6.1 million for the nine months ended September 30, 2019 compared to $2.1 million for the same 2018 period due to higher net earnings for all of the categories as a result of including PCB's operation since the acquisition date and higher gain on the sale of loans of $1.9 million. The 2019 loan sales relate to 36 loans with a net carrying value of $44.7 million at an average premium of 6.1%, resulting in a gain of $2.7 million; this compares to 12 SBA loan sales with a net carrying value of $11.2 million at an average premium of 7.7%, resulting in a gain of $866 thousand during the same 2018 period. Services charges and fees on deposit accounts increased $776 thousand due to a higher number of transaction-based accounts and higher account balances as a result of the PCB acquisition. Average non-

maturity deposit account balances totaled $978.4 million for the nine months ended September 30, 2019 compared to $659.1 million for the same 2018 period.

The increase in net servicing fees was due to higher servicing fee income and lower amortization expense of the related servicing assets. Our SBA loan servicing portfolio averaged $206.4 million for the nine months ended September 30, 2019 compared to $152.7 million for the same 2018 period; this increase is attributed mostly to the PCB acquired servicing portfolio. During the nine months ended September 30, 2019 and 2018, contractually-specified servicing fees were $1.5 million and $1.1 million, offset by the amortization of the servicing asset of $699 thousand and $753 thousand. The decrease in servicing asset amortization was due to a lower level of early loan pay-offs. Amortization expense related to early loan pay-offs totaled $307 thousand for the nine months ended September 30, 2019 and $483 thousand for the same 2018 period.

Other income increased $967 thousand to $1.0 million for the nine months ended September 30, 2019 from $81 thousand for the same 2018 period. The increase is attributed primarily to: (i) higher net realized gains on equity securities with a readily determinable fair value of $229 thousand; (ii) higher appreciation in the cash surrender value of the BOLI of $62 thousand; and (iii) two Bank Enterprise Awards totaling $466 thousand for which there was no similar income in the same 2018 period. We recognized two Bank Enterprise Awards in 2019 as these awards were granted in 2018 for use and recognition in the current year; one award was granted to PCB prior to its acquisition date in 2018 and the other award was granted to First Choice Bank.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
	(dollars in thousands)
Salaries and employee benefits	$6,472	$6,857	$5,045	$19,552	$12,547
Occupancy and equipment	1,097	987	898	3,513	1,999
Data processing	718	639	666	1,961	1,536
Professional fees	392	426	400	1,237	1,082
Office, postage and telecommunications	253	255	256	780	641
Deposit insurance and regulatory assessments	30	120	143	345	339
Loan related	244	71	142	529	327
Customer service related	437	273	208	1,187	448
Merger, integration and public company registration costs	—	—	3,797	—	4,527
Amortization of core deposit intangible	197	197	133	590	133
Other expenses	811	780	684	2,262	1,801
Total noninterest expense	$10,651	$10,605	$12,372	$31,956	$25,380
Efficiency ratio (1)	46.9%	50.1%	74.9%	49.0%	66.4%
Adjusted efficiency ratio (1)	46.9%	50.1%	51.9%	49.0%	54.5%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Third Quarter of 2019 Compared to Second Quarter of 2019

Noninterest expense increased $46 thousand to $10.7 million for the third quarter of 2019 from $10.6 million for the second quarter of 2019. This increase was primarily due to higher occupancy and equipment, data processing, loan related, and customer service related expenses, offset partially by lower salaries and employee benefits expenses and deposit insurance and regulatory assessments. The $110 thousand increase in occupancy and equipment expense was due mostly to a $42 thousand refund in common area charges received in the prior quarter; there was no such credit in the current quarter. The $79 thousand increase in data processing was due in part to higher software amortization of new and upgraded technology. The $173 thousand increase in loan related expenses was due to a $59 thousand protective advance for one defaulted loan in the third quarter and higher reimbursements for loan related expenses in the second quarter; the timing and recovery of loan related costs varies. The $164 thousand increase in customer service related expenses was due to higher average demand deposits during the third quarter. The $385 thousand decrease in salaries and employee benefits was due to lower commissions and incentives, seasonally lower payroll taxes in the third quarter, and lower severance costs. During the third quarter of 2019, we had an average of 181 full time equivalent ("FTE") employees compared to an average of 182 FTE employees for the second quarter of 2019. The $90 thousand decrease in deposit insurance and regulatory assessments was due primarily to the Small Bank Assessment Credits received from the FDIC in the third quarter.

Third Quarter of 2019 Compared to Third Quarter of 2018

Noninterest expense for the third quarter of 2019 decreased $1.7 million from $12.4 million for the same quarter of 2018. The decrease was due to lower merger, integration and public company registration costs, offset by higher salaries and employee benefits, higher occupancy and equipment costs and higher customer service related expenses. The $1.4 million increase in salaries and employee benefits due to the growth in headcount resulting from the PCB acquisition; the current quarter average of 181 FTE employees compares to an average of 155 FTE employees for the same quarter of 2018. The $199 thousand increase in occupancy and equipment expense is due to the additional occupancy costs associated with the net locations added in the PCB acquisition. The $229 thousand increase in customer service related expenses is due to higher average demand deposits during the third quarter of 2019 as compared to the same quarter in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Noninterest expense for the nine months ended September 30, 2019 was $32.0 million, an increase of $6.6 million from $25.4 million for the same 2018 period. The increase in most of the overhead expense categories is due to including PCB's operations since the date of acquisition and the increase in customer service related expenses from higher average demand deposits, offset by the decrease of $4.5 million in merger, integration and public company registration costs. The $7.0 million increase in salaries and employee benefits is primarily due to the growth in headcount resulting from the PCB acquisition. The average FTE employees for 2019 was 180 compared to 127 FTE employees for the same 2018 period. The $1.5 million increase in occupancy and equipment costs is due to the branches added in the PCB acquisition and impairment charges related to the right-of-use assets for operating leases and fixed assets for the branch consolidations of $400 thousand in 2019. The $739 thousand increase in customer service related expenses is due to higher average demand deposits. In connection with the PCB acquisition, we established a core deposit intangible (CDI) asset of $6.9 million and CDI amortization expense increased $457 thousand in 2019 compared to 2018.

Income Taxes

Income tax expense was $3.3 million, $3.2 million and $932 thousand for the third quarter of 2019, second quarter of 2019 and third quarter of 2018. The effective tax rates were 28.9%, 31.9% and 26.4% for the third quarter of 2019, second quarter of 2019 and third quarter of 2018. Income tax expense was $9.7 million and $3.3 million for the nine months ended September 30, 2019 and 2018. The effective tax rates were 30.8% and 28.3% for the nine months ended September 30, 2019 and 2018. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

Total assets decreased $74.8 million during the third quarter to $1.66 billion at September 30, 2019 from $1.73 billion at June 30, 2019. This decrease is due mostly to the $57.0 million decrease in cash and cash equivalents and the $19.4 million decrease in loans held for investment, partially offset by a $3.5 million increase in loans held for sale. Total liabilities decreased $79.4 million during the third quarter to $1.40 billion at September 30, 2019 from $1.48 billion at June 30, 2019. Other borrowings decreased $165.0 million during the third quarter to $30.0 million at September 30, 2019, offset by an increase in total deposits of $83.7 million to $1.34 billion at September 30, 2019.

Since December 31, 2018, total assets have increased $33.1 million due mostly to a $65.6 million increase in loans held for investment to $1.32 billion at September 30, 2019, or an annualized growth rate of 7.0%. In addition, other assets increased $6.3 million due mostly to the adoption of the new lease accounting standard (Topic 842) effective January 1, 2019 which added operating lease right-of-use assets of $5.5 million at September 30, 2019. These increases were offset by a $16.8 million decrease in cash and cash equivalents, a $16.1 million decrease in loans held for sale and a $2.3 million decrease in deferred tax assets. Total liabilities at September 30, 2019 were $1.40 billion, an increase of $22.5 million from $1.37 billion at December 31, 2018. Total deposits increased $87.2 million, borrowings decreased $75.0 million, senior secured notes increased $4.7 million, and other liabilities, including operating lease liabilities, increased $5.6 million due to the adoption of the new lease accounting standard (Topic 842) effective January 1, 2019.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, and federal funds sold. Cash and cash equivalents totaled $180.6 million at September 30, 2019, a decrease of $57.0 million from June 30, 2019 and $16.8 million from December 31, 2018. The decrease in cash and cash equivalents during the three and nine months ended September 30, 2019 was primarily attributable to the decrease in borrowings as the Bank's period end on balance sheet liquidity decreased to be in line with the daily operating liquidity levels.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$7,978	29.2%	$8,557	30.0%	$8,844	29.9%
Collateralized mortgage obligations	10,306	37.7%	10,828	37.9%	11,461	38.8%
SBA pools	9,060	33.1%	9,173	32.1%	9,238	31.3%
	$27,344	100.0%	$28,558	100.0%	$29,543	100.0%

	September 30, 2019		June 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$3,342	66.0%	$3,341	65.8%	$3,340	62.8%
Mortgage-backed securities	1,724	34.0%	1,735	34.2%	1,982	37.2%
	$5,066	100.0%	$5,076	100.0%	$5,322	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2019:

	September 30, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$7,978	$7,978
Collateralized mortgage obligations	—	—	—	10,306	10,306
SBA pools	—	—	—	9,060	9,060
	$—	$—	$—	$27,344	$27,344
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.55%	2.55%
Collateralized mortgage obligations	—%	—%	—%	2.19%	2.19%
SBA pools	—%	—%	—%	2.50%	2.50%
	—%	—%	—%	2.40%	2.40%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

	September 30, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$—	$3,342	$—	$—	$3,342
Mortgage-backed securities	—	—	—	1,724	1,724
	$—	$3,342	$—	$1,724	$5,066
Weighted average yield:
U.S. Government and agency securities	—%	2.06%	—%	—%	2.06%
Mortgage-backed securities	—%	—%	—%	2.83%	2.83%
	—%	2.06%	—%	2.83%	2.32%
(1) Mortgage-backed securities do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.
At September 30, 2019, no issuer represented 10% or more of our shareholders’ equity. At September 30, 2019, securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit. There were no borrowings under this line of credit for the three and nine months ended September 30, 2019.

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

	September 30, 2019		June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$221,857	16.8%	$196,034	14.7%	$184,177	14.7%
Real estate:
Residential	48,896	3.7%	51,512	3.9%	57,443	4.6%
Commercial real estate - owner occupied	171,360	13.0%	180,161	13.5%	179,494	14.3%
Commercial real estate - non-owner occupied	401,710	30.6%	404,177	30.2%	401,665	32.2%
Commercial and industrial	311,205	23.6%	332,709	24.9%	281,718	22.5%
SBA loans	161,608	12.3%	171,300	12.8%	146,462	11.7%
Consumer	424	—%	159	—%	159	—%
Loans held for investment, net of discounts	$1,317,060	100.0%	$1,336,052	100.0%	$1,251,118	100.0%
Net deferred origination fees	(440)		(37)		(137)
Loans held for investment	1,316,620		1,336,015		1,250,981
Allowance for loan losses	(12,340)		(12,053)		(11,056)
Loans held for investment, net	$1,304,280		$1,323,962		$1,239,925

At September 30, 2019, loans held for investment totaled $1.32 billion, a decrease of $19.4 million, for the third quarter of 2019, and an increase of $65.6 million, since year end. The annualized growth rate during 2019 is 7.0%. During the third quarter of 2019 as compared to June 30, 2019, construction and land development loans increased $25.8 million, commercial real estate loans ("CRE") decreased $11.3 million, commercial and industrial loans decreased $21.5 million, SBA loans decreased $9.7 million, and residential loans decreased $2.6 million. The diversification and portfolio composition remained similar at September 30, 2019 compared to year end. The most significant categories in the loan portfolio are CRE (non-owner occupied) and commercial and industrial loans which represent 30.6% and 23.6% of total loans held for investments, net of discounts at September 30, 2019.

As of September 30, 2019, June 30, 2019 and December 31, 2018, loans secured by non-owner occupied commercial real estate represented 298%, 299% and 309% of our total risk-based capital (as defined by the federal bank regulators) and were below our internal policy limit of 350% of our total risk-based capital. In addition, at September 30, 2019, June 30, 2019 and December 31, 2018, total loans secured by commercial real estate under construction and land development represented 112%, 107% and 108% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

In addition, our single largest concentration of CRE loans is to hospitality owners, which comprised 12%, 12% and 14% of total commercial real estate loans at September 30, 2019, June 30, 2019 and December 31, 2018. Some of the members of our Board of Directors are active in the hospitality sector, and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage this concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit hospitality industry commitments to 150% of total risk-based capital. At September 30, 2019, June 30, 2019 and December 31, 2018, hospitality loans represented 50%, 53% and 61% of our total risk-based capital. At September 30, 2019, June 30, 2019 and December 31, 2018, total commitments to fund hospitality loans represented 52%, 55% and 64% of our total risk-based capital.

We offer small business loans through the SBA 7(a) and 504 loan programs. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less, and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 65 percent loan to value ratio on SBA 504 program loans at origination. The following table summarizes the SBA loan types in the portfolio as of the dates indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars in thousands)
SBA 7(a)	$106,874	$105,343	$100,159
SBA 504	54,734	65,957	46,303
Total	$161,608	$171,300	$146,462

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars in thousands)
Secured - Industrial warehouse	$25,131	$31,704	$31,585
Secured - Hospitality	24,820	28,139	22,665
Secured - Other	57,843	60,469	47,035
Unsecured or secured by other business assets	16,606	16,046	14,961
Total unguaranteed portion	124,400	136,358	116,246
Guaranteed portion	37,208	34,942	30,216
Total	$161,608	$171,300	$146,462

Loan Maturities

The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at September 30, 2019:

	September 30, 2019
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$3,248	$136,521	$7,469	$65,869	$—	$8,750	$221,857
Real estate:
Residential	19	534	—	1,449	2,449	44,445	48,896
Commercial real estate - owner occupied	5,421	2,135	20,298	37,785	11,105	94,506	171,250
Commercial real estate - non-owner occupied	28,832	30,826	65,842	107,850	18,157	150,203	401,710
Commercial and industrial	4,700	57,856	23,918	107,699	12,604	103,922	310,699
SBA loans	—	9,078	2,904	11,919	8,538	128,605	161,044
Consumer & other	16	408	—	—	—	—	424
	$42,236	$237,358	$120,431	$332,571	$52,853	$530,431	$1,315,880
PCI loans	—	—	538	131	9	502	1,180
Total	$42,236	$237,358	$120,969	$332,702	$52,862	$530,933	$1,317,060

Problem Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

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

The following tables present the recorded investment balances of potential problem loans, excluding PCI loans, by risk rating at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard	$—	$—	$5,165	$848	$5,473	$10,325	$—	$21,811
Total	$—	$—	$5,165	$848	$5,473	$10,325	$—	$21,811

(1)	At September 30, 2019, substandard loans included $7.4 million of impaired loans. We had no loans classified as special mention, doubtful or loss at September 30, 2019.

	December 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$4,857	$1,133	$8,341	$6,065	$—	$20,396
Substandard	—	—	—	—	3,140	1,817	—	4,957
Total	$—	$—	$4,857	$1,133	$11,481	$7,882	$—	$25,353

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans. We had no loans classified as doubtful or loss at December 31, 2018.

Since December 31, 2018, special mention loans decreased $20.4 million to zero due to $14.7 million in upgrades, $3.7 million in downgrades to substandard, and $2.0 million in payoffs. The remaining increase in the substandard loans is due to $14.5 million in downgrades, offset by charge-offs and payoffs totaling $1.4 million.

Nonperforming Assets

Nonperforming assets, excluding PCI loans, are defined as nonperforming loans plus real estate acquired through foreclosure. Nonperforming loans are further defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”). The balance of nonperforming loans reflect our net investment in these assets. The table below reflects the composition of nonperforming assets as of the periods indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—	$—
Non-accrual	7,242	2,504	1,128
Troubled debt restructurings on non-accrual	166	175	594
Total nonperforming loans	7,408	2,679	1,722
Foreclosed assets	—	—	—
Total nonperforming assets	$7,408	$2,679	$1,722
Troubled debt restructurings - on accrual	$324	$720	$327

Nonperforming loans as a percentage of total loans held for investment	0.56%	0.20%	0.14%
Nonperforming assets as a percentage of total assets	0.45%	0.15%	0.11%

The following table shows our nonperforming loans by loan class as of the dates indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
Nonperforming loans:	(dollars in thousands)
Commercial and industrial	$730	$238	$89
SBA loans	6,678	2,441	1,633
Total nonperforming loans (1)	$7,408	$2,679	$1,722
 (1) There were no purchased credit impaired loans on nonaccrual at September 30, 2019, June 30, 2019 and December 31, 2018.

Since year end, the increase in nonperforming loans was due mostly to downgrading 15 SBA loans totaling $6.0 million and three commercial and industrial loans totaling $1.1 million, offset by a $1.4 million reduction due to loans being paid off or charged off. During the third quarter of 2019, the increase in non-performing loans was due mostly to downgrading 7 SBA loans totaling $4.3 million and a commercial and industrial loan of $497 thousand all of which were placed on non-accrual status.

Troubled Debt Restructurings

At September 30, 2019 and December 31, 2018, we had approximately $490 thousand and $922 thousand in recorded investment in loans identified as TDRs and no specific reserves were allocated to these loans. We have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of September 30, 2019. During the three and nine months ended September 30, 2019, there were no new loan modifications resulting in TDRs. At September 30,

2019 and December 31, 2018, one TDR with a recorded investment balance of $92 thousand and $95 thousand was not performing in accordance with its restructured terms.

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

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$12,053	$10,376	$11,056	$10,497
Charge-offs:
Commercial and industrial	(437)	(8)	(561)	(522)
SBA loans	—	(350)	—	(611)
Total charge-offs	(437)	(358)	(561)	(1,133)
Recoveries:
Commercial and industrial	24	38	56	172
SBA loans	—	—	189	—
Total recoveries	24	38	245	172
Net charge-offs	(413)	(320)	(316)	(961)
Provision for loan losses	700	600	1,600	1,120
Balance, end of period	$12,340	$10,656	$12,340	$10,656

Loans held for investment, net of discounts	$1,317,060	$1,225,376	$1,317,060	$1,225,376
Average loans	$1,328,088	$1,085,572	$1,314,513	$888,208
Allowance for loan losses as a percentage of total loans held for investment, net of discounts	0.94%	0.87%	0.94%	0.87%
Annualized net charge-offs to average loans	(0.12)%	(0.12)%	(0.03)%	(0.14)%

The following table shows the allocation of the allowance for loan losses by loan type as of the dates indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,139	16.8%	$1,892	14.7%	$1,721	14.7%
Real estate:
Residential	332	3.7%	379	3.9%	422	4.6%
Commercial real estate - owner occupied	798	13.0%	905	13.5%	734	14.3%
Commercial real estate - non-owner occupied	2,408	30.6%	2,587	30.2%	2,686	32.2%
Commercial and industrial	4,473	23.6%	4,502	24.9%	3,686	22.5%
SBA loans	2,187	12.3%	1,788	12.8%	1,807	11.7%
Consumer	3	—%	—	—%	—	—%
	$12,340	100.0%	$12,053	100.0%	$11,056	100.0%

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,281	$1,928	$2,644	$2,073
Accretion	1,635	(1,635)	1,950	(1,950)
Payments received	(2,780)	—	(3,447)	—
Increase in expected cash flows, net	44	814	33	984
Balance, end of period	$1,180	$1,107	$1,180	$1,107

Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At September 30, 2019, loans held for sale were $11.9 million, an increase of $3.5 million from $8.4 million at June 30, 2019 and a decrease of $16.1 million from $28.0 million at December 31, 2018. The change in loans held for sale was due to the origination of $8.8 million and $28.6 million in loans held for sale, offset by the sale of loans with a carrying value of $9.7 million and $44.7 million during the three and nine months ended September 30, 2019.

Servicing Asset and Loan Servicing Portfolio

Loans serviced for others totaled $295.7 million and $288.2 million at September 30, 2019 and December 31, 2018. The loan servicing portfolio includes SBA loans serviced for others of $213.5 million and $198.4 million for which there is a related servicing asset of $3.4 million and $3.2 million at September 30, 2019 and December 31, 2018.

In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to other institutions of $82.2 million and $89.8 million for which there is no related servicing asset at September 30, 2019 and December 31, 2018.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition completed on July 31, 2018, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $6.0 million at September 30, 2019.

Deposits

The following table presents the ending balance and percentage of deposits as of the periods indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$666,271	49.7%	$547,434	43.6%	$546,713	43.7%
Interest-bearing deposits:
Interest checking	116,268	8.7%	110,290	8.8%	129,884	10.4%
Money market	256,887	19.3%	262,416	20.9%	296,085	23.6%
Savings	31,363	2.3%	28,237	2.2%	39,154	3.1%
Retail time deposits	115,495	8.6%	130,236	10.4%	152,121	12.1%
Wholesale time deposits	153,254	11.4%	177,265	14.1%	88,382	7.1%
	$1,339,538	100.0%	$1,255,878	100.0%	$1,252,339	100.0%

During the three months ended September 30, 2019, total deposits increased $83.7 million to $1.34 billion from $1.26 billion at June 30, 2019 due to higher noninterest-bearing demand deposits of $118.8 million and higher interest-bearing non-maturity deposits of $3.6 million, offset partially by lower time deposits of $38.8 million. Noninterest-bearing deposits totaled $666.3 million and represented 49.7% of total deposits at September 30, 2019 compared to $547.4 million and 43.6% of total deposits at June 30, 2019.

During the nine months ended September 30, 2019, total deposits increased $87.2 million from $1.25 billion at December 31, 2018 due to higher noninterest-bearing demand deposits of $119.6 million and higher time deposits of $28.2 million, offset by lower interest-bearing non-maturity deposits of $60.6 million. The decrease in interest-bearing non-maturity deposits, is attributed primarily to our customers' use of year end cash and lower wholesale money market of $6.5 million. The increase in time deposits includes a $64.9 million increase in wholesale time deposits offset by a $36.6 million decrease in retail time deposits due to maturities that were not renewed at our current offer rates. Noninterest-bearing deposits totaled $546.7 million and 43.7% of total deposits at December 31, 2018.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. At September 30, 2019 brokered time deposits totaled $128.3 million, of which $103.4 million are callable, and the weighted average remaining maturity, including call options, is 2.33 years. The brokered time deposits totaled $152.3 million and $53.4 million at June 30, 2019 and December 31, 2018. At September 30, 2019 and June 30, 2019, collateralized time deposits from the State of California totaled $25.0 million compared to $35.0 million at December 31, 2018. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Refer to Note 7 - Deposits and Note 8 - Borrowing Arrangements to the Condensed Consolidated Financial Statements.

Our ten largest depositor relationships accounted for approximately 28% and 25% of total deposits at September 30, 2019 and December 31, 2018.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

September 30, 2019
(dollars in thousands)
Three months or less	$26,899
Over three months through six months	19,328
Over six months through twelve months	23,401
Over twelve months	7,271
$76,899

Borrowings

The following tables presents the components of borrowings as of the periods indicated:

	September 30, 2019	June 30, 2019	December 31, 2018
	(dollars in thousands)
Borrowings
FHLB advances	$30,000	$165,000	$90,000
Federal funds purchased	—	30,000	14,998
Borrowings	$30,000	$195,000	$104,998

Weighted-average interest rate, end of period	1.93%	2.45%	2.57%

Senior secured notes	$13,100	$12,800	$8,450
Interest rate, end of period	5.25%	5.75%	5.75%

In addition to deposits, we use borrowings, such as FHLB advances and Federal fund purchases, as a source of funds to meet the daily liquidity needs of our customers. At September 30, 2019, borrowings totaled $30.0 million which was a secured fixed-rate term advance that matures in June 2021, and there were no overnight borrowings. At June 30, 2019, the long term fixed rate advances were $30.0 million. There were no long term fixed rate advances outstanding at December 31, 2018.

Federal Home Loan Bank Secured Line of Credit

At September 30, 2019, the Bank had a secured line of credit of $432.6 million from the FHLB, of which $330.1 million was available. At September 30, 2019, the Bank had pledged as collateral certain qualifying loans with an unpaid principal balance of $879.1 million under this borrowing agreement. At September 30, 2019, FHLB advances totaled $30.0 million which was a fixed-rate term advance that matures in June 2021 with a weighted average interest rate of 1.93%. There were no overnight advances at September 30, 2019; this compares to overnight advances of $90.0 million with a weighted average rate of 2.56% at December 31, 2018. The average balance of FHLB borrowings totaled $48.3 million and $4.6 million with an average interest rate of 2.08% and 2.17% for the three months ended September 30, 2019 and 2018. The average balance of FHLB borrowings totaled $53.1 million and $29.0 million with an average interest rate of 2.39% and 1.73% for the nine months ended September 30, 2019 and 2018.

In addition, at September 30, 2019, the Bank used another $72.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Reserve Bank Secured Line of Credit

At September 30, 2019, the Bank had a secured line of credit of $168.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity through the Borrower-in-Custody program. At September 30, 2019, the Bank had pledged qualifying loans with an unpaid principal balance of $226.9 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at the Discount Window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the nine months ended September 30, 2019 and twelve months ended December 31, 2018.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its primary correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at September 30, 2019. The overnight borrowings were $30.0 million and $15.0 million at June 30, 2019 and December 31, 2018. For the three months ended September 30, 2019, the average borrowings were zero, compared to $924 thousand with an average interest rate of 2.15% for the same period last year. For the nine months ended September 30, 2019 and 2018, the average borrowings were $843 thousand and $531 thousand with an average interest rate of 2.70% and 2.52%.

Senior Secured Notes

At September 30, 2019, the outstanding balance under the holding company's senior secured line of credit totaled $13.1 million with an interest rate of 5.25%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $12.3 million with an average interest rate of 5.69% for the three months ended September 30, 2019 compared to $5.0 million with an average interest rate of 5.38% for the three months ended September 30, 2018. The average outstanding borrowings under this facility totaled $12.2 million with an average interest rate of 5.82% for the nine months ended September 30, 2019 compared to $3.1 million with an average interest rate of 5.20% for the nine months ended September 30, 2018. At September 30, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $11.9 million. In addition, one of our executives is a member of the lending bank's board of directors.

Shareholders’ Equity

Total shareholders’ equity increased $10.6 million to $258.7 million at September 30, 2019 from $248.1 million at December 31, 2018. The increase in shareholders' equity is primarily due to net income of $21.9 million and the vesting and exercising of equity awards of $4.0 million, partially offset by the common stock repurchases of $9.0 million and cash dividends of $7.0 million.

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

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand at the holding company, which was approximately $230 thousand at September 30, 2019, a $25.0 million secured line of credit of which $11.9 million was available at September 30, 2019, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank has paid $12 million in dividends to the holding company during the nine months ended September 30, 2019. Refer to the Regulatory Capital section for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits in other financial institutions, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, held-to-maturity securities and loans held for sale less pledged securities and loans held for sale that are in the process of being fully funded) divided by total assets. Using this definition, at September 30, 2019, our liquidity ratio was 13.4%.

Our objective is to ensure adequate liquidity at all times by maintaining liquid assets and by being able to raise deposits. Having too little liquidity can present difficulties in meeting commitments to fund loans or honor deposit withdrawals. Having too much liquidity can result in lower income because liquid assets generally yield less than long-term assets. A proper balance is the goal of management and the Board of Directors, as administered by various policies and guidelines. Our policy was updated during the third quarter of 2019 to require a minimum daily liquidity ratio of 11%. Previously, our policy required that we maintain a sufficient level of daily on balance sheet liquidity and achieve a liquidity ratio of 15% as of each month end.

Additional sources of liquidity available to us at September 30, 2019 included $330.1 million in remaining secured borrowing capacity with the FHLB, $168.1 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC"), and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $77.0 million.

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

Contractual Obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments at September 30, 2019.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,070,789	$1,070,789	$—	$—	$—
Time deposits (1)	268,749	159,924	64,801	44,024	—
Borrowings	30,000	—	30,000	—	—
Senior secured notes	13,100	13,100	—	—	—
Operating lease obligations	5,942	2,113	3,233	561	35
	$1,388,580	$1,245,926	$98,034	$44,585	$35
(1) Includes $128.3 million of brokered time deposits reported based on their contractual maturity dates.

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

At September 30, 2019, we had unused loan commitments of $387.0 million, standby letters of credit of $8.4 million and commitments to contribute capital to a low income housing tax credit project partnership and other CRA investments of $2.0 million. At December 31, 2018, we had unused loan commitments of $375.8 million, standby letters of credit of $4.0 million and commitments to contribute capital to other CRA investments of $385 thousand.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules.” The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Specifically, the capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.50%. The net unrealized gain or loss on investment securities available-for-sale is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and Common Tier 1 Capital ("CET1") (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2019, the Bank meets all capital adequacy requirements to which it is subject, and is categorized as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category) by the FDIC. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In	For Well Capitalized Requirement
September 30, 2019:
Total Capital (to risk-weighted assets)	14.37%	8.00%	10.500%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.42%	6.00%	8.500%	8.00%
CET1 Capital (to risk-weighted assets)	13.42%	4.50%	7.000%	6.50%
Tier 1 Capital (to average assets)	12.56%	4.00%	4.000%	5.00%

December 31, 2018:
Total Capital (to risk-weighted assets)	14.18%	8.00%	9.875%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.26%	6.00%	7.875%	8.00%
CET1 Capital (to risk-weighted assets)	13.26%	4.50%	6.375%	6.50%
Tier 1 Capital (to average assets)	12.03%	4.00%	4.000%	5.00%

At September 30, 2019, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement from $1 billion to $3 billion. The Relief Act tasked federal banking regulators to develop a community bank leverage ratio (the “CBLR”) applicable to certain depository institutions and depository institution holding companies with total consolidated assets of less than $10 billion.  On September 17, 2019, the federal banking regulators adopted a final rule as required by the Relief Act that provides for a simple measure of capital adequacy for certain community banking organizations. This final rule will become effective on January 1, 2020.

Under this final rule, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the 9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

A banking organization meets the definition of a “qualifying community banking organization” if the organization has:

•	A leverage ratio of greater than 9%;

•	Total consolidated assets of less than $10 billion;

•	Total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•	Total trading assets plus trading liabilities of 5% or less of total consolidated assets.

Even though a banking organization meets the above-stated criteria, federal banking regulators have reserved the authority to disallow the use of the CBLR framework by a depository institution or depository institution holding company, based on the risk profile of the banking organization.

Currently, the Company qualifies as a “qualifying community banking organization” under these rules and intends to opt-in to the CBLR framework and to maintain a leverage ratio greater than 9%. Accordingly, for periods commencing January 1, 2020 and until the earlier of: (a) such time as the Company opts-out of the CBLR framework or (b) such time as the Company no longer qualifies as a “qualifying community banking organization,” the minimum regulatory capital ratio will be a 9% CBLR, as determined in accordance with the final rules.

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

•	Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and

•	Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate and London Interbank Offered Rate ("LIBOR").

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021.While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate as its recommended alternative to LIBOR. The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities. At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR. The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition the Company’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as the Secured Overnight Financing Rate.  Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, because the Bank does not have a material amount of LIBOR-based products and the Bank’s credit documentation provides for the flexibility to move to alternative reference rates, our Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

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

A balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, a balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At September 30, 2019, our balance sheet was "asset sensitive".

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of September 30, 2019:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest Rate Scenario	(dollars in thousands)
Up 300 basis points	$95,458	25.9%	$358,787	7.6%
Up 200 basis points	$88,706	17.0%	$350,730	5.2%
Up 100 basis points	$81,780	7.9%	$341,507	2.4%
Base	$75,825	—	$333,541	—
Down 100 basis points	$72,372	(4.6)%	$327,019	(2.0)%
Down 200 basis points	$70,183	(7.4)%	$323,279	(3.1)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and, based upon that evaluation, concluded that as of September 30, 2019, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could materially and adversely affect our results of operations and financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q. There were no material changes from those risk factors as disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information relating to our repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
July 1 - 31, 2019	—	$—	—	834,947
August 1- 31, 2019	67,500	$22.30	67,500	767,447
September 1 - 30, 2019	20,000	$20.29	20,000	747,447
Total	87,500	$21.84	87,500
(1) The total number of shares repurchased during the periods indicated include shares purchased as part of a publicly announced stock purchase plan and shares withheld for income tax purposes in connection with the vesting of restricted stock awards. The shares were purchased or otherwise valued at the closing price of our common stock on the dates of purchase and/or withholding.

(2) An authorized stock repurchase plan providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares, was publicly announced on December 3, 2018. The repurchase program does not obligate us to repurchase any particular number of shares.

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

FIRST CHOICE BANCORP

Dated: November 12, 2019	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: November 12, 2019	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President and Chief Financial Officer
(principal financial officer)