Form 10-K
period 2019-12-31
First Choice Bancorp
filed 2020-03-13
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38476
_________________________________________________________________
(Exact name of Registrant as specified in its charter)
_________________________________________________________________

California	82-2711227
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

17785 Center Court Drive N., Suite 750 Cerritos, CA	90703
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 562-345-9092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	FCBP	Nasdaq Capital Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $228,150,534 based on the closing price of the common stock of $22.74 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) as reported by the Nasdaq Global Select Market. The market value of shares held by registrant’s directors and executive officers have been excluded because they may be considered to be affiliates of the registrant.

As of March 2, 2020, the Registrant had 11,690,103 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to Registrant’s 2020 Annual Meeting of Shareholders, which will be filed within 120 days of the fiscal year ended December 31, 2019, scheduled to be held on June 16, 2020, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

INDEX

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the terms “First Choice Bancorp,” “Bancorp,” or the “holding company” refer to First Choice Bancorp on a stand-alone basis, and the term “Bank” refers to Bancorp's wholly-owned subsidiary, First Choice Bank. The terms “we,” “us,”, “our” or the “Company” refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. The statements in this report include forward looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform act of 1995 regarding management’s beliefs, projections and assumptions concerning future results and events. Forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements involve risks and uncertainties and are based on management's beliefs and assumptions and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words or phrases such as "aim," "can," "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "hope," "intend," "plan," "potential," "project," "will likely result," "continue," "seek," "shall," "possible," "projection," "optimistic," and "outlook," and variations of these words and similar expressions or the negative version of those words or phrases.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, or San Diego Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge-offs or actual loan losses.

•	Compression of our net interest margin.

•
Inability of our framework to manage risks associated with our business, including but not limited to operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included herein. These and other factors are further described in this Annual Report on Form 10-K at Item 1A “Risk Factors”.

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

PART I

ITEM 1. BUSINESS

Overview

First Choice Bancorp, a California corporation, was organized on September 1, 2017 to serve as the holding company for its wholly-owned subsidiary, First Choice Bank, a California state-chartered commercial bank. On December 21, 2017, the Bank received requisite shareholder and regulatory approvals for the Bank to reorganize into the holding company form of ownership pursuant to which the Bank became a wholly-owned subsidiary of First Choice Bancorp. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Bank is regulated by the California Department of Business Oversight ("DBO") and, as a member bank, of the Federal Reserve.

Our headquarters is located at 17785 Center Court Drive N., Suite 750, Cerritos, California 90703, and our telephone number at that location is (562) 345-9092. Our common stock began trading on the NASDAQ Stock Market under the trading symbol of “FCBP” on May 1, 2018.

Acquisition and Expansion

Effective July 31, 2018, we acquired Pacific Commerce Bancorp ("PCB") and its wholly-owned subsidiary bank, Pacific Commerce Bank, by merger in an all-stock transaction. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, the operating results of PCB have been included in the consolidated financial statements from August 1, 2018. See also Note 2. Business Combinations to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data, in this Annual Report.

Business of the Bank

The Bank was incorporated under the laws of the State of California in March 2005, is licensed by the DBO, and commenced banking operations in August 2005 as a California state-chartered commercial bank headquartered in Cerritos, California. On October 1, 2018, the Bank became a state member bank of the Federal Reserve. Accordingly, the Bank is subject to periodic examination and supervision by the DBO and by the Federal Reserve as the Bank's primary regulators. In addition, the Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") and, as a result, the FDIC has examination authority over the Bank.

The Bank is a full-service commercial bank offering a broad range of retail and commercial banking products and services to individuals and businesses. Our primary market area is broadly defined as Southern California, which includes Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial Counties of California, with a particular focus on Los Angeles, Orange and San Diego Counties. We operate nine full-service branches located in Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, Downtown Los Angeles, Pasadena, Rowland Heights, and West Los Angeles, and two loan production offices located in Manhattan Beach and San Diego, California. We also maintain the brand name ProAmérica.

We focus on offering banking products and services designed for small- and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, and the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors, who need the personalized and responsive service of a local bank with accessible, top-level decision makers who know the individual community. We target these potential customers who prefer to have a relationship with an institution where decisions are made locally and its employees know them and their business personally. Our deposit products consist primarily of checking, money market, savings, and certificates of deposit accounts. Our lending products consist primarily of construction and land development loans, commercial real estate ("CRE") loans, commercial and industrial ("C&I") loans, and U.S. Small Business Administration ("SBA") loans. We also provide Treasury Management services, online banking, mobile banking, and credit cards (offered under a private labeling arrangement with a correspondent bank) and other primarily business-oriented products.

Our mission is to increase economic opportunity and promote community development investments, job creation, business development, affordable housing, financial literacy and philanthropic support for the under-served populations in economically distressed communities in the areas of our operations and to generally serve the business needs of those doing business in Southern California. While a majority of the members of our Board of Directors and our employees are members of a minority community, we are committed to serving all communities in our Southern California market area. We provide support to the communities that we serve in the form of financial grants and service hours to many local non-profit organizations. We also partner with non–profit institutions in providing micro loans to help business owners and entrepreneurs within our communities.

Strategy

Our strategic objective focuses on offering business-oriented loans and deposits products, financial solutions, and relationship banking services to customers located throughout Southern California, with a focus on Los Angeles, Orange, and San Diego counties. Our customers are business owners and entrepreneurs of small- and medium-sized businesses, non-profit organizations; professionals, including attorneys, certified public accountants, financial advisors and healthcare providers and high-net worth individuals. Our value proposition is to provide a premier business banking experience through relationship banking, depth of expertise, resources and products while maintaining disciplined credit underwriting standards and continuing our focus on our operational efficiency. We focus on originating high-quality loans and growing our deposit base through our relationship-based business lending. We pride ourselves on being “First in Speed, Service and Solutions.” Our objective is to serve most segments of the business community within our market area. The key components of our strategy and business plan include the following:

•	customer service, including a high level of personal service and responsiveness;

•	relationship banking by experts in their fields, including private banking, commercial banking, and real estate;

•	banking and financial service products for businesses, professionals and high net worth individuals, including products and services similar to those offered by larger banks;

•	leveraging our existing infrastructure with improvements in technology and processes to gain efficiencies to support a larger volume of business;

•	an experienced management team with roots in our market areas; and

•	strong community commitment.

We believe that the investments in experienced relationship management will establish an infrastructure to support our future.

Marketing Strategy

To fulfill our mission, we target the marketing of our products and services toward the small- to middle-market segments of the business community. The small- to middle- business market, generally defined as companies with revenues of less than $50 million, is our primary commercial banking target market. At December 31, 2019, our capital allowed us to provide unsecured lending (defined as a loan not secured by a first deed of trust on real estate or cash collateral) and secured lending (defined as a loan secured by a first deed of trust on real estate or cash collateral) to a single borrower up to a maximum of $31 million and $52 million, respectively. However, we generally limit our lending commitments to a lower level, currently set at $15 million (the “house limit”), unless the relationship is specifically approved by our Directors’ Loan Committee. Our relationship managers, directors and executive officers are uniquely qualified to support our marketing plan, having deep roots in many of the communities within our target market.

Our directors and officers are actively involved in local community groups and service organizations. Accordingly, our marketing strategy anticipates our ability to respond quickly to customer needs and changes in the market place. Because we are locally-owned and operated, with a management team and Board of Directors charged with monitoring the financial needs of our communities, we are in a position to respond promptly to the requirements of potential new customers, as well as the changing needs of our existing customers.

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

Loan Products

We have a diversified mix of business loans primarily encompassing the following loan products: (i) construction and land development loans; (ii) residential real estate loans for business investment; (iii) real estate loans for owner occupied and non-owner occupied commercial property; (iv) commercial and industrial loans and (v) SBA loans, guaranteed in part by the U.S. Government. We occasionally offer lines of credit, secured by a lien on real estate owned by our clients, which may include the primary personal residence of our clients; such lines of credit generally are requested to accommodate the business and investment needs of that customer segment. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will engage in transactional based lending only for borrowers with a history of successful operations who typically have worked with our employees here or at other banks and have a good record of repayment. Although we do not typically engage in residential mortgage lending, we may acquire, from time to time, for our own investment single-family residential loans from other mortgage loan originators.

Construction and Land Development Loans. We originate and underwrite interim land and construction loans for commercial (including hospitality) and speculative residential purposes. Land loans are primarily to allow the borrower time to complete entitlements, or as bridge financing prior to construction. We also provide new construction and renovation loans. We do not engage in any tract construction lending. Land and construction loans are generally limited to experienced and financially supportive sponsorship, known to management, and in markets that support the development. We impose limits on the loan amount for land, acquisition and construction loans based on loan-to-cost ratios and loan-to-value ratios based on an "as completed appraisal." The project financed must be supported by current appraisals and other relevant information. These loans are typically Prime-based and have maturities of less than 36 months. Our loan-to-cost policy limits are typically 70% or less and loan-to-value limits are typically 65% or less based upon an as-completed basis for construction. There were no non-performing construction and land development loans at December 31, 2019 and 2018. The following table presents the components of our construction and land development portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential construction (single family 1-4 units)	$86,798	34.79%	$95,906	52.07%
Commercial real estate construction	115,769	46.40%	68,173	37.02%
Land acquisition & development	46,937	18.81%	20,098	10.91%
Total construction and land development loans	$249,504	100.00%	$184,177	100.00%

Real Estate Loans - Residential. From time to time, we purchase residential real estate loans within our market place that have been originated by unaffiliated third parties. We take a comprehensive and conservative approach to mortgage underwriting. These loans are carefully selected and audited by third parties for compliance with all applicable mortgage regulations. The typical loan is a five-year hybrid adjustable mortgage with an initial rate in the range of 4% to 7%, which re-prices after five years to the one-year LIBOR plus a specified margin. As of December 31, 2019, our residential real estate portfolio had an average loan-to-value of the portfolio of 50%. At December 31, 2019 and 2018, we had $43.7 million and $57.4 million of single-family residential real estate loans, representing 3.2% and 4.6% of our total loans held for investment. There were no non-performing single-family residential real estate loans as of December 31, 2019 and 2018.

Commercial Real Estate Loans. We originate and underwrite commercial property and occasionally multi-family loans, principally within our service areas. These loans are originated by both owner-users and investors. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current appraisals at the date of origination and other relevant information, and the loan underwriting is managed with a loan-to-value policy limit between 65% and 75% and an in-house guidance limit of 65%, and minimum debt service ratio of 1.25 times debt services. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as office buildings, warehouses and production facilities, hospitality properties (such as hotels and motels), mixed-use residential and commercial, retail, commercial land and multi-family properties.

At December 31, 2019 and 2018, CRE loans totaled $595.4 million and $581.2 million, representing 43.3% and 46.5% of our total loans held for investment. This includes $423.8 million and $401.7 million of CRE loans secured by non-owner occupied properties and $171.6 million and $179.5 million of CRE loans secured by owner occupied properties at December 31, 2019 and 2018. Non-performing CRE loans totaled $4.4 million, or 0.74% of total CRE loans at December 31, 2019. There were no non-performing CRE loans at December 31, 2018.

Commercial and Industrial Loans. Our commercial and industrial loans are generally made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $10.0 million or less. These loans may be secured by a deed of trust on real estate or secured by a perfected commercial lien on non-real estate assets, such as accounts receivable and inventory or operating equipment. The loans may be revolving lines of credit, term equipment financing, amortizing or interest only, or lines of credit secured by general liens on accounts receivable, inventory or a borrower’s other business assets, which may include loans made to third parties.

At December 31, 2019 and 2018, commercial and industrial loans amounted to $309.0 million and $281.7 million, representing 22.5% and 22.5% of our total loans held for investment. We have non-performing C&I loans of $229 thousand and $89 thousand, which represented 0.07% and 0.03% of total C&I loans, as of December 31, 2019 and 2018.

We also make loans that provide funding for executive retirement benefit programs. These loans are frequently secured by at least 90% and often well above that level by cash equivalent collateral, typically the cash surrender value, also known as CSV, of one or more life insurance policies. We manage these loans individually against our current house limit of $15 million and legal lending limit of 15% of total risk-based capital. Credit quality and concentration of insurer of pledged policies are monitored. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to pledge additional collateral or substitute the CSV of one insurer for another or reduce the loan principal balance. At December 31, 2019 and 2018, these loans totaled $49.7 million and $36.8 million and the ratio of aggregate unpaid principal balance to aggregate CSV for this portfolio was 99.4% and 98.3%.

Small Business Administration (SBA) Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We have both a SBA 7(a) loan program, generally at variable rates, and a SBA 504 loan program, generally with an initial fixed rate term of 5 to 7 years. We originate SBA 7(a) loans with the intention of selling the guaranteed portions as soon as the loan is fully funded and the guaranteed portion may be sold. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less, and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 program is not guaranteed by the SBA (there is a junior lien loan that is guaranteed by the SBA and funded separately by the SBA). The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 50% loan-to-value ratio on SBA 504 program loans at origination date. Our SBA loans are typically made to small-sized manufacturing companies, wholesalers and retailers, hotels/motels, restaurants and other service businesses for the purpose of purchasing real estate, refinancing real estate, and meeting working capital or business expansion needs. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in 10 years or less. In addition to real estate, collateral may also include inventory, accounts receivable and equipment. SBA loans are personally guaranteed. We generally sell the guaranteed portion of the SBA 7(a) loans and often the senior lien portion of SBA 504 loans in the secondary market and, for certain loans, retain the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. The portions of the SBA 7(a) loans not sold but collateralized by real estate are monitored by collateral type and included in our CRE stress testing, as separately discussed. The following table presents the components of our SBA portfolio by program at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
SBA 7(a)	$100,103	56.35%	$100,159	68.39%
SBA 504	77,530	43.65%	46,303	31.61%
Total SBA loans	$177,633	100.00%	$146,462	100.00%

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Secured - industrial warehouse	$23,364	$31,585
Secured - hospitality	24,858	22,665
Secured - retail center/building	28,182	5,082
Secured - other real estate	58,757	41,953
Unsecured or secured by other business assets	11,921	14,961
Total unguaranteed portion	147,082	116,246
Guaranteed portion	30,551	30,216
Total	$177,633	$146,462

Non-performing SBA loans totaled $6.6 million and $1.6 million, which represented 3.73% and 1.11% of total SBA loans, at December 31, 2019 and 2018.

Deposit Products

As a full-service commercial bank, we focus deposit generation on transactional accounts, encompassing noninterest-bearing demand, interest-bearing demand, and money market accounts. We also offer time certificates of deposit and savings accounts. We market deposits by offering the convenience of state of the art “online banking,” “remote deposit capture” products, and mobile banking technology, which allows checks to be deposited from a mobile device. We also offer customers “e-statements” which allows customers to receive statements electronically, which is more convenient and secure, in addition to reducing paper and being environmentally-friendly. To assist in our marketing efforts, we hire seasoned business development officers and focus on generating noninterest-bearing demand deposits.

Our ability to gather deposits, particularly low-cost core deposits, is an important aspect of our business franchise and a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. We understand that local branding and customer loyalty are essential for business success. We have successfully generated non-maturity deposits to individual and business customers in our market area to reduce our reliance on time deposits. At December 31, 2019, we had total deposits of $1.31 billion, including noninterest-bearing demand deposits of $626.6 million, or 47.7% of total deposits. This compares to $1.25 billion of total deposits, including $546.7 million of noninterest-bearing demand deposits, or 43.7% of total deposits, at December 31, 2018. Our total deposit cost for the year ended December 31, 2019 was 0.81% compared to 0.82% for the year ended December 31, 2018.

As of December 31, 2019, our 10 largest deposit relationships totaled $370.9 million, or 28.2% of total deposits; this compares to $315.5 million, or 25.2% of total deposits, at December 31, 2018. In addition, we have 88 deposit relationships with aggregate balances over $2 million, including our 10 largest depositors, which total $770.9 million, representing 59% of total deposits at December 31, 2019.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we occasionally offer the CDARS® program which allows us to place the time certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. In December 2018, the FDIC issued a final rule, indicating that under Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, well-capitalized and well-rated institutions are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of its total liabilities or $5 billion. As of December 31, 2019, our reciprocal CDARS® deposits totaled $26.3 million, representing 1.8% of total liabilities.

In addition to the CDARS® program, we began offering deposits through Demand Deposit MarketplaceSM ("DDM") in 2019. Through this DDM deposit network, we may accept noninterest-bearing or interest-bearing deposits in excess of the FDIC insured maximum from a customer. The deposits are processed through the DDM deposit network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. We receive an equal dollar amount of deposits ("reciprocal deposits") from other DDM member banks in exchange for the deposits we place into the DDM network. These reciprocal deposits are considered non-brokered deposits and recorded as interest checking deposits in the consolidated balance sheets at December 31, 2019. The DDM reciprocal deposits totaled $22.9 million at December 31, 2019.

Well-capitalized institutions are not subject to limitations on brokered deposits. Generally, we limit the use of brokered deposits to long-term (maturity dates in excess of one year at the time of placement) and callable deposits. Because the deposits pay a fixed interest rate for a longer period of time, they provide us with protection against increasing deposit costs as a result of rising interest rates. Furthermore, because the deposits can be called by us, they also provide us with the ability to decrease deposit cost if there is a fall in the market interest rates. During 2019, we also participated as a member of the Insured Cash Sweep ("ICS") deposit program. Through this ICS deposit program, we have the ability to place deposits through the networks for which we receive no matching deposits ("one-way" deposits). These one-way ICS deposits are considered brokered deposits and recorded as interest-bearing non-maturity deposits in the consolidated balance sheets. Brokered non-maturity deposits may be used based on market conditions and other considerations, for example, when the cost of such funds is lower than other wholesale funding sources. Total brokered non-maturity deposits at December 31, 2019 and 2018 were $48.1 million and $21.6 million, representing 3.7% and 1.7% of total deposits. Total brokered time deposits as of December 31, 2019 and 2018 were $50.4 million and $53.4 million, representing 3.8% and 4.3% of total deposits.

With an outstanding rating under the Community Reinvestment Act ("CRA"), we are qualified to participate in the Time Deposit Program administered by the California State Treasurer. By accessing these stable funds through the Time Deposit Program, we can provide financial services and lending products to local businesses in the communities we serve to stimulate local economies. At December 31, 2019, time deposits from the State of California totaled $25.1 million. Such deposits are included in our aforementioned 10 largest deposits. In connection with our participation in this program, the Bank purchased $27.5 million in letters of credit issued by FHLB as collateral at December 31, 2019.

Treasury Management Services. Treasury Management products play an integral role in growing our deposit base to provide our customers the tools to bank efficiently and conveniently. Treasury Management products and services are a critical component in attracting complex business and specialty deposit customers. This is especially important for customers such as 1031 Exchange companies, property management companies, developers, attorneys, accountants, manufacturers and real estate contractors that have specialized deposit service needs. Treasury Management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Treasury Management services we offer include automatic transfer (sweep) of funds between accounts, automated clearing house services (e.g., ACH origination, direct deposit, direct debit and electronic cash concentration and disbursement), commercial cash vault services, lockbox, zero balance accounts, current and prior day transaction reporting, bank statement retrieval, reconciliation services, fraud prevention tools and account analysis. We emphasize responsive, courteous customer service and we send fully-trained staff to our customers’ businesses to set-up their services, so they may fully benefit from the Treasury Management services we offer.

Online Banking. We are committed to technology and e-commerce in its broadest terms and as it directly applies to financial service providers. To best serve our customers’ needs, we offer complete banking services online. Although our customers are always able to discuss specific banking needs with a knowledgeable service representative available in our offices, we offer our customers the option to conduct banking activities from our secure website – www.firstchoicebankca.com. Our website is designed to be user-friendly and to expedite customer transactions. There are multiple types of online banking services for consumers, as well as small business and commercial customers. All online banking systems allow our customers the ability to conveniently access their accounts 7-days-a-week, 24-hours-a-day to obtain account information and complete many common transactions including electronic bill pay, data download, transfer funds, reorder checks, view images of the front and back of canceled checks, view deposits, view account statements and issue stop payment requests. The commercial online banking product provides additional Treasury Management features, which allow customers to set up varied levels of security and assign access to a number of employees, with different levels of access/security for each person. Commercial online customers can view their accounts online, transfer funds from one of their accounts to another, place stop payments, initiate wire transfers, initiate Automated Clearing House (“ACH”) debits and credits, pay state and federal taxes electronically, export information to Quicken®, QuickBooks®, or Excel Spreadsheets and utilize robust reporting tool features. We also offer ACH and Check Positive Pay antifraud services which allows a business to review their ACH debit transactions and/or all of their issued checks daily and then provides them with the ability to pay or reject any item.

We are sensitive to the privacy and security concerns of our customers, especially where internet banking is concerned. Accordingly, we have various procedures designed to maintain appropriate security levels. The vendors who support our internet banking platform work with us to enhance the security of these services. Our responsibility to our customers is to select appropriate hardware and software to provide the best assurance we can to our customers that, subject to applicable law, we can protect their privacy and finances.

Mobile Banking. We offer mobile banking service to consumer and business customers. The mobile banking applications allow customers to access their account information, make transfers, deposit checks, manage their debit card security and pay bills while on the go and from the convenience of their registered mobile device.

 Remote Deposit. For the convenience of and to better serve our customers, we offer qualified commercial customers a state-of-the-art remote deposit capture (“RDC”) product that allows businesses to process check deposits on a daily basis from the convenience of their location. At December 31, 2019, we had approximately 238 customers utilizing RDC.

Specialty Deposit Group. The Specialty Deposit Group was established to focus on banking large complex business customers. The dedicated service team manages new and existing specialty relationships and provides ongoing analysis, monitoring and support. Targeted specialty niches, include but are not limited to, escrow companies, 1031 Exchange accommodators, contractor retention escrows, and property management companies.

Other Services. In addition to a full complement of lending and deposit products and related services, we provide customers, through other providers, access to Automated Teller Machines (“ATM’s”) using their Visa® EMV Debit Cards; bank-by-mail, courier services, domestic and international wires, credit cards and documentary collection. We reimburse customers for surcharges for any transactions conducted on another bank’s ATM’s.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we may present as few as two years of audited consolidated financial statements and two years of related management discussion and analysis of financial condition and results of operations;

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

Environmental, Social and Governance (“ESG”) Practices

We are committed to excellence in our environmental, social and governance practices, with our Compensation, Nominating and Corporate Governance Committee (“CNGC”) assuming primary oversight of our efforts in ESG matters. As a result of these efforts we have been recognized on the American Banker’s Best Banks to Work For list for two consecutive years, have been showcased in the California Bankers Association social impact awareness campaign for our community service mission, and have been awarded the annual Bank Enterprise Award since 2011 by the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund. We have received ten consecutive Business Enterprise Awards totaling an aggregate of $3.0 million, of which one award was granted to PCB prior to its acquisition date in 2018, from the CDFI Fund for our continuing efforts to increase the lending and service activities within the economically distressed communities that we serve. In addition, we received the highest available rating, “Outstanding,” during our most recent Community Reinvestment Act (“CRA”) examination by the Federal Reserve, our primary federal banking regulator. The CRA examination reviewed the Bank’s achievements in meeting the credit needs of the communities in which we operate, including low- and moderate- income (“LMI”) neighborhoods and, according to the Federal Reserve, our Bank’s geographic distribution of loans reflected excellent dispersion throughout low‐ and moderate- income census tracts within our assessment areas. The Bank’s performance under the community development test was “outstanding” and demonstrated excellent responsiveness to the community development needs of our assessment areas; and we engaged in a significant volume of community development loans, investments, and services relative to our capacity and the need and availability of such opportunities in our assessment areas.

As a qualified minority depository institution (“MDI”), a majority of our Board of Directors are ethnic minorities and the communities we serve are comprised predominantly of ethnic minorities. In addition to this certification, a majority of our active employees are ethnic minorities, with approximately 35% identifying as Asian and 32% identifying as Hispanic at December 31, 2019. In terms of gender diversity, approximately 65% of our workforce identify as women and who also compose approximately 43% of our executive management team. Finally, not only do we strive to contribute to global efforts to achieve environmental sustainability through workplace programs, we also promote a SBA 504 green loan program which provides financing to small businesses looking to grow and expand their operations through the purchase of commercial real estate and to “go green” by replacing existing facilities or retrofitting existing facilities to include technologies that reduce energy consumption or upgrading existing equipment and processes to utilize renewable energy sources (solar, wind, turbine, thermal) or renewable fuel producers, including biodiesel and ethanol producers.

Employees

At December 31, 2019, we had 181 full time equivalent (“FTE”) employees. None of our employees are represented by collective bargaining agreements.

Available Information

We invite you to visit our website at www.firstchoicebankca.com via the “Investor Relations” link, to access free of charge the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at First Choice Bancorp, 17785 Center Court Drive N., Suite 750, Cerritos, CA 90703, Attn: Investor Relations. These reports are also available through the SEC's Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. The public can obtain information about the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations.  Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders.

The following is a summary of certain statutes, regulations and regulatory guidance affecting the holding company and the Bank.  This summary is not intended to be a complete explanation of such statutes, regulations and guidance, all of which are subject to change in the future, nor does it fully address their effects and potential effects on the Company and the Bank.

Regulation of the Holding Company Generally

The holding company is a legal entity separate and distinct from the Bank. As a bank holding company, it is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”) and, therefore, is subject to supervision, regulation and inspection by the Federal Reserve. The holding company is also subject to certain provisions of the California Financial Code which are applicable to bank holding companies. In addition, because the holding company’s common stock is registered with the Securities and Exchange Commission, or SEC, it is subject to the SEC’s disclosure and periodic filing requirements as promulgated by the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934. Our common stock is listed on the NASDAQ under the trading symbol “FCBP” and, accordingly, we are subject to the rules of NASDAQ for listed companies.

The holding company is required to file annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiaries. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others.

The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank. Acquisitions by both the holding company and the Bank also require the prior approval of the DBO pursuant to the California Financial Code.

The holding company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates. The Bank is also subject to laws and regulations requiring that all extensions of credit to our executive officers, directors, principal shareholders and related parties must, among other things, be made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

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

The holding company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) and, therefore is not subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the Policy Statement, qualifying bank holding companies, such as First Choice Bancorp, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. The Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the Prompt Corrective Action Provisions regulations as described below.

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

Regulation of the Bank Generally

As a state-chartered member bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the Federal Reserve and to state regulation by the DBO.

Capital Adequacy Requirements. The Bank is subject to the regulations of the Federal Reserve governing capital adequacy. This agency has adopted risk-based capital guidelines to provide a systematic analytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the holding company and the Bank increased effective January 1, 2015. Furthermore, a capital class known as Common Equity Tier 1 (“CET1”) capital was established in addition to Tier 1 capital and Tier 2 capital, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital. We have exercised our option to exclude AOCI from regulatory capital. The final rules also increased capital requirements for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations. The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital.

Common Equity Tier 1, or CET1, capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions. Tier 1 capital is generally defined as the sum of core capital elements, less the following: goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

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

Based on our capital levels at December 31, 2019 and 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.  For more information on the Bank's capital, please refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.  Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment. As of December 31, 2019 and 2018, the Bank was deemed to be well capitalized for regulatory capital purposes.

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

Community Bank Capital Simplification - Community Bank Leverage Ratio. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. On September 17, 2019, the federal banking regulatory agencies finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the CBLR framework). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. We plan to opt into the CBLR framework.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions to the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and, required disclosures and shareholder advisory votes on executive compensation. Additional actions taken to implement Dodd-Frank provisions include (i) final capital rules, (ii) a final rule to implement the so-called Volcker rule restrictions on certain proprietary trading and investment activities, and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

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

In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, please refer to “-Capital Adequacy Requirements.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rate currently ranges from 1.5 basis points to 30 basis points. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund ("DIF") and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. Our annual assessment rate was 3 basis points in 2019.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The FDIC provides assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for their portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The reserve ratio reached 1.41% as of September 30, 2019 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC had estimated the assessment credits to the Bank of $352 thousand, of which $212 thousand was received in 2019. The Bank is expecting to receive the remaining assessment credit from the FDIC in 2020.

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations involving the Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the federal regulatory agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating in its most recent CRA evaluation in 2019.

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

In June 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA gives “consumers” (defined as natural persons who are California residents) four basic rights in relation to their personal information:

•
the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold;

•
the right to “opt out” of allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in);

•	the right to have a business delete their personal information, with some exceptions; and

•	the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the CCPA.

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

The Company continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, and otherwise subject the holding company to substantial regulatory oversight.

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

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), together with Dodd-Frank, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Dodd-Frank effectively eliminated the prohibition under California law against interstate branching through de novo establishment of California branches. Interstate branches are subject to certain laws of the states in which they are located. We presently do not have any interstate branches.

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

Incentive Compensation.     In June 2010, the Federal Reserve and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure that banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. We believe that we are in compliance with the regulatory guidance on incentive compensation policies.

Commercial Real Estate Lending Concentrations. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in CRE lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. The Company believes that the guidelines are applicable to it, as it has a relatively high concentration in CRE loans. The Company and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company would be affected thereby.

ITEM 1A. RISK FACTORS

In addition to the other information on the risks we face and our Management of risk contained in this Annual Report on Form 10-K or in our other SEC filings, the following are material risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, consolidated financial condition, consolidated results of operations, and prospects-and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our consolidated financial condition and consolidated results of operations.

Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report. This report is qualified in its entirety by these risk factors.

MARKET RISKS

Difficult economic and market conditions may adversely affect our industry.

Our financial performance, and the ability of borrowers to pay interest on, and repay the principal of, outstanding loans and the value of the collateral securing those loans is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Economic pressures on consumers and businesses may adversely affect our business, consolidated financial condition, consolidated results of operations, and stock price. In particular, our banking operations are concentrated primarily in Southern California. Deterioration of economic conditions in Southern California could impair the ability of our borrowers to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all. These conditions could also cause a decline in demand for our products and services, a lack of growth, or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.
The effects of widespread public health emergencies such as the outbreak of coronavirus disease 2019 ("COVID-19"), has negatively affected the U.S. economy and will likely negatively affect our local economies and may disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the recent coronavirus disease 2019 (COVID-19) outbreak in China, U.S. and other countries, may disrupt our operations through their impact on our employees, customers and their businesses, and certain industries in which our customers operate. Disruptions to our customers may impair their ability to fulfill their obligations to the Company and result in increased risk of delinquencies, defaults, foreclosures, declining collateral values associated with our existing loans, and losses on our loans. Further, the spread of the outbreak has caused severe disruptions in the U.S. economy and may likely disrupt banking and other financial activity in the areas in which the Company operates. This would likely result in a decline in demand for our products and services, including loans and deposits which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments would have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

Our business is subject to interest rate risk, and fluctuations in interest rates which could reduce our net interest income and adversely affect our business.

The Federal Reserve lowered the federal funds target rate three times in 2019 and increased the federal funds target rate four times in 2018. A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit-taking activities is a material market risk to us and our business. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. The recent Federal Reserve's decision to lower the federal funds target rate may decrease our yields on loans and other interest earning assets. Prepayment and early withdrawal levels, which are also impacted by the decreases in interest rates, can materially affect our assets and liabilities. On the contrary, increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as adjustable rate loans, may have features such as floors that limit changes in interest rates on a short-term basis.

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in managing asset-liability composition. However, such management tools have inherent limitations that may impair their effectiveness.

The replacement of LIBOR could adversely affect our revenue or expenses and the value of those assets or obligations.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, in May 2018 a group of selected large banks, the Alternative Reference Rate Committee or ARRC, and the Federal Reserve Bank of New York started to publish the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average or SONIA, comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally

•
adversely affect the value of our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally

•	prompt inquiries or other actions from regulators in respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate

•	result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or reformed SONIA

Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, because the Company does not have a material amount of LIBOR-based products and our credit documentation provides for the flexibility to move to alternative reference rates, our Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

Disruptions in the real estate market could materially and adversely affect our business.

While overall the U.S. economy has experienced a prolonged low interest rate environment, the Southern California real estate market has recovered from what had been a substantial decline during the prior recession. On December 31, 2019, 43.3% and 18.1% of our total loans were comprised of commercial real estate and construction loans, respectively. Of the commercial real estate loans, 30.8% was non-owner-occupied. Because a significant portion of our loans are secured by real estate, any new downturn in the real estate market could materially and adversely affect our business. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would likely experience greater exposure to risk of loss on loans.
The financial condition of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

GENERAL BUSINESS RISKS

Our clients could move their money to alternative investments causing us to lose a lower cost source of funding.

Demand deposits can decrease when clients perceive alternative investments as providing a better risk/return tradeoff. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts offered by other out-of-area financial institutions or non-bank service providers. Additionally, customers may withdraw deposits to utilize them to fund business expansion or equity investment. Moreover, should interest rates rise, this may impact our ability to maintain our current noninterest-bearing deposits percentage to total deposits (47.7% of total deposits at December 31, 2019). When clients move money out of Bank demand deposits, particularly noninterest-bearing deposits, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

Several rating agencies publish unsolicited ratings of the financial performance and relative financial health of many banks, including our Bank, based on publicly available data. As these ratings are publicly available, a decline in our ratings may result in deposit outflows or the inability of our Bank to raise deposits in the secondary market as broker-dealers and depositors may use such ratings in deciding where to deposit their funds.

Capital and liquidity standards recently adopted by U.S. banking regulators now require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

New capital standards, both as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the new U.S. Basel III-based capital rules have had a significant effect on banks and bank holding companies. The new capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required, and the increased regulatory scrutiny with respect to capital levels, could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in being required to take steps to increase our regulatory capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (FASB) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our consolidated financial condition and consolidated results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

In June 2016, the FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. As a “smaller reporting company,” we will be required to comply with the new standard on January 1, 2023. Our implementation of CECL will likely affect our retained earnings, deferred tax assets and allowance for loan losses and, as a result, our regulatory capital ratios. In December 2018, the regulatory agencies approved a final rule that provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements, or operational losses.

We have liquidity risk.

Liquidity risk is the risk that we will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. We mitigate liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered deposit markets. Results of operations could be affected if we were unable to satisfy current or future financial obligations. Please refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Our controls and procedures could fail or be circumvented.

Our Management regularly reviews and updates our internal controls, disclosure controls, procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, and consolidated financial condition and consolidated results of operations.

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We have also experienced an increase in malicious attempts, although, to our knowledge, none of these attempts have resulted in any material loss. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches, and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. Furthermore, our cardholders use their debit and commercial credit cards to make purchases from third parties or through third-party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. We may suffer losses associated with such fraudulent transactions, as well as for other costs related to data security breaches.

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions and to protect data about us, our clients, and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability-any of which could have a material adverse effect on our business, consolidated financial condition, and consolidated results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, consolidated financial condition, and consolidated results of operations could be adversely affected.

We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our technology-driven products and services.

We offer various internet-based services to our clients, including mobile and online banking services either directly or through an arrangement with a service bureau or third party. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our mobile and online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber-attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals, groups or sovereign countries may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our technology-driven products and services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact our reputation, and could have an adverse effect on our business, consolidated financial condition, and consolidated results of operations. The Company holds various insurance policies including cybersecurity insurance, however we may not be insured against all types of losses as a result of breaches and insurance coverage may be inadequate to cover all losses resulting from breaches of security. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable, illegal, or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues, and increased governmental regulation.

We rely on communications, information, operating, and financial control systems technology from third-party service providers.

We rely heavily on third-party service providers for much of our communications, information, operating, and financial control systems technology, including customer relationship management, internet banking, website, general ledger, deposit, loan servicing, and wire origination systems. Any failure, interruption, or breach in security of these systems could result in failures or interruptions in our customer relationship management, internet banking, website, general ledger, deposit, loan servicing, and/or wire origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations, and cash flows.

Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our consolidated financial condition and consolidated results of operations.

We may experience losses related to fraud, theft, or violence.

We may experience losses incurred due to customer or employee fraud, theft, or physical violence. Additionally, physical violence may negatively affect our key personnel, facilities, or systems. These losses may be material and negatively affect our consolidated financial condition, consolidated results of operations, or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering, and phishing attacks for identity theft and account takeover. We continue to invest in fraud prevention in the forms of people and systems designed to prevent, detect, and mitigate the customer and financial impacts.

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

CREDIT RISKS

Deteriorating credit quality has adversely impacted us in the past and may adversely impact us in the future.

When we lend money or commit to lend money, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. The performance of these loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations, which could result in a higher level of loan losses and allowance for loan losses ("ALLL"). We reserve for loan losses by establishing reserves through a charge to earnings. The amount of these reserves is based on our assessment of loan losses inherent in the loan portfolios including unfunded credit commitments. The process for determining the amount of the ALLL, and the reserve for unfunded commitments is critical to our financial results and condition. It requires difficult, subjective, and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of our borrowers to repay their loans.

Our Management might underestimate the loan losses inherent in our portfolios and have loan losses in excess of the amount reserved. We might increase the reserve because of changing economic conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior or changing protections in credit agreements. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments. We believe that both the ALLL and the reserve for unfunded commitments are adequate to cover incurred credit losses inherent in the loan portfolio and unfunded commitments at December 31, 2019; however, there is no assurance that they will be sufficient to cover future loan losses, especially if the commercial real estate market and employment conditions experience a decline. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce earnings. For more information, refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Problem Loans.

Our allowance for loan loss may not be adequate to cover actual losses.

We maintain an ALLL on loans, which is a reserve established through a provision for loan losses charged to expense, that represents Management’s best estimate of risk of losses within the existing portfolio of loans. The level of the allowance reflects Management’s continuing evaluation of industry concentrations; specific credit risks; historical loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires our Management to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

Deterioration in economic conditions affecting our borrowers and collateral, new information regarding existing loans, identification of problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of our Management. In addition, if charge-offs in future periods exceed the ALLL, we will need additional provisions to increase the ALLL. Any increases in the ALLL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our consolidated financial condition and consolidated results of operations. Please refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Loss for further discussion related to our process for determining the appropriate level of the ALLL.

We may suffer losses in our loan portfolio despite our underwriting practices.

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuations of collateral based on reports of independent appraisers, and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our ALLL.

Severe weather, natural disasters, or other climate change-related matters could significantly affect our business.

Our primary market is located in an earthquake-prone zone in Southern California, which is also subject to other weather or disasters, such as severe wildfire, earthquakes, drought, or flood. These events could unexpectedly interrupt our business operations. Climate-related physical changes and hazards could also pose credit risks for us. For example, some of our borrowers have collateral properties or operations located in coastal areas at risk to rising sea levels and erosion or subject to the risk of wildfires. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes, or droughts, and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

We have a concentration in loans secured by commercial real estate which could make us vulnerable to changes in the commercial real estate market.

Our concentration in loans secured by commercial real estate (including owner-occupied nonresidential properties, other nonresidential properties, construction, land development and other land, and multifamily residential properties) has decreased slightly from 446% of total risk-based capital at December 31, 2018 to 441% of total risk-based capital at December 31, 2019. While our risk management practices are designed to closely monitor these loans as well as the market conditions, and analyze the impact of various stress scenarios on these loans, it is possible that an adverse change in the Southern California commercial real estate market could result in credit losses or the need to increase reserves or capital costs which could have a negative impact on our income, capital, prospects, or reputation.

The repayment of our income property loans, consisting of non-owner occupied commercial real estate loans, may be dependent on factors outside our control or the control of our borrowers.

We originate non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. Repayment of these loans is often dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.

For example, if the cash flow from the borrower’s project is reduced as a result of the financial impairment of a lessee who cannot pay the rent, or as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired. Non-owner occupied commercial real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our non-owner occupied commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either refinance or sell the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral may be longer than for residential mortgage loans because there are fewer potential purchasers of the collateral and, therefore, our carrying cost for foreclosed non-owner occupied commercial real estate may be materially greater than for residential mortgage loans. Additionally, commercial real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our non-owner occupied commercial real estate loans, any resulting charge-offs may be larger on a per loan basis. As of December 31, 2019, our non-owner occupied commercial real estate loans totaled $423.8 million or 30.8% of our total loans held for investment, net of discounts.

Real estate construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

The risks inherent in real estate construction loans may adversely affect our business, consolidated financial condition, and consolidated results of operations. Such risks include, among other things, (i) the possibility that contractors may fail to complete, or complete on an untimely basis, construction of the relevant properties; (ii) substantial cost overruns in excess of original estimates and financing are incurred; (iii) market deterioration occurs during construction; and (iv) a lack of permanent take-out financing arises. Loans secured by such properties also involve additional risk because they have no operating history. The costs may exceed a project's realizable value in a declining real estate market and such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. Real estate construction loans, including land development loans, comprised approximately 18.1% of our total loan portfolio as of December 31, 2019.

Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for commercial real estate loans, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our business, consolidated financial condition, and consolidated results of operations.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

The Federal Regulatory Agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. There have been concerns about commercial real estate lending and underwriting expressed by the agencies along with historical concerns that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. The regulatory definition of a commercial real estate concentration excludes owner-occupied commercial real estate loans, but includes unsecured commercial and industrial loans for the purpose of real estate that are not secured by real estate. As of December 31, 2019, our commercial real estate concentration exceeded the regulatory guideline (as defined by the federal bank regulators) of 300% of total risk-based capital and exceeded 50% growth of our commercial real estate related loans over the past 36 months due primarily to the PCB acquisition. Our internal policy is to limit our commercial real estate concentration to 350% of total risk-based capital. Our commercial real estate concentration, as defined by regulatory guidance, was 314% of total risk-based capital at December 31, 2019, as compared to 309% at December 31, 2018. In addition, the federal bank regulators established a guideline of 100% of total risk-based capital for loans secured by commercial real estate construction and land development loans. Our internal policy is to limit these loans to 150% of total risk-based capital. At December 31, 2019 and 2018, total loans secured by commercial real estate under construction and land development represented 125% and 108% of total risk-based capital. If our risk management practices with regard to this portion of our portfolio are found to be deficient, it could result in increased reserves and capital costs or a need to reduce this type of lending which could negatively impact earnings.

Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans are generally the working assets of a business that fluctuate in value, may depreciate over time, and could be difficult to appraise. For example, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrowers to collect the amounts due from their customers, and for loans secured by inventory, the sale or liquidation of the inventory may be dependent not only on the quality of the inventory but also on finding a willing buyer. As of December 31, 2019, our commercial and industrial loans totaled $309.0 million, or 22.5% of our total loans.

REGULATORY AND LEGAL RISKS

We are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

We are or may become involved from time to time in information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding our customers and businesses, as well as our sales practices, data security, product offerings, compensation practices, and other compliance issues. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings which may result in material adverse consequences. These potential consequences include without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of our SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. In addition, responding to information-gathering requests, reviews, investigations, and proceedings, regardless of the ultimate outcome of the matter, could be time-consuming and expensive.

Like other financial institutions and companies, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory or other enforcement action against our Company could materially adversely affect our business, consolidated financial condition, consolidated results of operations, and/or cause significant reputational harm to our business. The outcome of lawsuits and regulatory proceedings may be difficult to predict or estimate. Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our results of operations.

The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties. For further information on specific legal and regulatory proceedings, please refer to Part I, Item 3 - Legal Proceedings.

Significant changes in banking laws or regulations and federal monetary policy could materially affect our business.

The banking industry is subject to extensive federal and state regulation, and significant new laws and regulations or changes in, or repeals of, existing laws and regulations may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For further discussion of the regulation of financial services, please refer to Part I, Item 1 - Business - Regulation and Supervision.

We may incur fines, penalties, and other negative consequences from regulatory violations, which are possibly even inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. We may incur fines, penalties, and other negative consequences from regulatory violations. We may suffer other negative consequences resulting from findings of noncompliance with laws and regulations, which may also damage our reputation, and this in turn might materially affect our business and results of operations.

For example, the Bank Secrecy Act of 1970, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. In addition, the Community Reinvestment Act, or CRA, imposes upon the Bank a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of our entire community, and requires our federal banking regulators to evaluate the Bank’s record in meeting the credit needs of our communities, including low- and moderate-income neighborhoods, and to take that record into account in their evaluation of certain regulatory applications, such as applications for mergers, consolidations and acquisitions or the Bank’s engagement in certain activities pursuant to the Gramm-Leach-Bliley Act (the “GLB”). An unsatisfactory rating may be the basis for denying such application. Accordingly, a determination that our policies, procedures and systems are deficient under the Bank Secrecy Act of 1970 or our record of meeting the credit needs of our entire community, including low and moderate income neighborhoods, is less than satisfactory could materially limit our ability to, or otherwise prevent us from, engaging in any expansion activities or any other activities contemplated in our strategic plan.

Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional, and even though systems and procedures designed to ensure compliance were in place at the time.

We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations, or obligations could subject us to sanctions and damages, and could harm our reputation and business.

We are subject to a variety of laws and regulations, including regulation by various federal government agencies and state and local agencies. We collect personally identifiable information and other data from our current and prospective customers in the course of offering and/or providing financial products, services, and our employees. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security, or storage of personally identifiable information or other data relating to individuals. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or our internal practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, industry standards, or legal obligations-or any security incident resulting in the unauthorized access to, or acquisition, release, or transfer of, personally identifiable information or other data relating to our customers, employees, and others may result in governmental enforcement actions, litigation, fines, and penalties or adverse publicity that could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. In particular, California’s recently enacted privacy law (the “CCPA”) gives consumers significant rights over the use of their personal information and provides a private right of action for security breaches. Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations, or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures and could impact our operating results.

Liabilities from environmental regulations could materially and adversely affect our business and consolidated financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, consolidated financial condition, consolidated results of operations, and liquidity could be materially and adversely affected.

STRATEGY RISKS

Our growth will be inhibited if we cannot attract deposits and quality loans.

Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by providing outstanding customer service and offering deposit products that are competitive with those offered by other financial institutions in our markets. In addition, our income depends in large part in attracting quality loan customers and loans in which to invest the deposits.

We have a continuing need to adapt to technological changes.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology allows us to potentially serve our customers better, increase our operating efficiency by reducing operating costs, provide a wider range of products and services to our customers, and potentially attract new customers. Our future success will partially depend upon our ability to successfully leverage technology to provide products and services that will satisfy our customers’ demands for convenience, as well as to create additional operating efficiencies while still maintaining appropriate fraud and cyber-security controls. Our larger competitors already have existing infrastructures or substantially greater resources to invest in technological improvements. We generally arrange for such services through service bureau arrangements or other arrangements with third parties.

SBA lending is subject to government funding, which can be limited or uncertain.

The Bank engages in SBA lending through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

We compete against larger banks and other institutions.

We face substantial competition for deposits and loans in our marketplace. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds, and other investment alternatives. Competition for loans comes from other commercial banks, savings institutions, mortgage banking firms, thrift and loan associations, and other financial intermediaries. Our larger competitors, by virtue of their larger capital resources, have substantially greater lending limits than we have. They also provide certain services for their customers, including trust, wealth management, and international banking, which we only are able to offer indirectly through our correspondent relationships. In addition, they have greater resources and are able to offer longer maturities and on occasion, lower rates on fixed rate loans as well as more aggressive underwriting.

There is risk related to acquisitions.

We have engaged in expansion through the acquisitions of Pacific Commerce Bank in 2018 and may consider acquisitions in the future, subject to regulatory approval. We cannot predict the frequency, size, or timing of any future acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our future acquisitions, if any, will have the anticipated positive results.

There are risks associated with any such expansion, including, among others, incorrectly assessing the asset quality of a target, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, or litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition or resulting from the acquisition. Our earnings, consolidated financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts, and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Issuing additional shares of our common stock to acquire other banks and bank holding companies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

Impairment of goodwill or amortizable intangible assets associated with acquisitions would result in a charge to earnings.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. The Company evaluated goodwill for impairment and concluded there was no impairment at December 31, 2019 and 2018.

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, consolidated financial condition, consolidated results of operations, and future prospects.

We acquired portfolios of loans in the Pacific Commerce Bank acquisition. Although these loans were marked to their estimated fair value pursuant to ASC Topic 805 Business Combinations, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in charge-offs. The fluctuations in national, regional, and local economic conditions may increase the level of charge-offs in the loan portfolios that we acquired from Pacific Commerce Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and consolidated financial condition, even if other favorable events occur.

RISKS RELATED TO OUR STOCK

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-

Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain shareholder approval of any golden parachute payments not previously approved. To the extent we take advantage of any of these reduced reporting burdens in this Annual Report and future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our accounting policies and processes are critical to how we report our consolidated financial condition and consolidated results of operations. They require Management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report our consolidated financial condition and consolidated results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require Management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including the allowance for loan losses, valuation of acquired loans, the valuation of goodwill and core deposit intangible and the valuation of deferred tax assets, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Management has identified certain accounting policies as being critical because they require Management’s judgment to ascertain the valuations of assets, liabilities, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established policies and control procedures that are intended to ensure these critical accounting estimates and judgments are controlled and applied consistently. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust our accounting policies. Please refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Note 1 - Significant Accounting Policies to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could positively or adversely affect the market price of our common stock and may not be predictable. Among the factors that could affect our stock price, certain of which are beyond our control, are:

•	actual or anticipated quarterly fluctuations in our consolidated financial condition and consolidated results of operations

•	publication of research reports and recommendations by financial analysts

•	failure to meet analysts’ revenue or earnings estimates

•	failure to continue our common stock repurchase program

•	speculation in the press or investment community

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	actions by institutional shareholders

•	fluctuations in the stock price and operating results of our competitors

•	general market conditions and, in particular, developments related to market conditions for the financial services industry

•	political events, elections, or changes in government or administration

•	proposed or adopted regulatory changes or developments

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us

•	deletion from a well-known index

•	domestic and international economic factors unrelated to our performance

The stock market and, in particular, the market for financial institution stocks, may experience significant volatility based on its history. As a result, the market price of our common stock may change unpredictably. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our consolidated financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in the “Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

There are also various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to our holding company, in particular, federal and state banking laws regulate the amount of dividends that may be paid by the bank without prior approval.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital guidelines and leverage limits applicable to banks and bank holding companies. The final Basel III capital standards issued in 2013 by the Federal Reserve provide that distributions (including dividend payments and redemptions) on additional Tier 1 capital instruments may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments. The final Basel III capital standards also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on our ability to repurchase shares of our common stock, make dividend payments, redemptions, or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of our Bank to pay dividends to our holding company and, in turn, affect our holding company’s ability to pay dividends on or repurchase our common stock. In addition, the Federal Reserve may also, as a supervisory matter, otherwise limit our holding company’s ability to pay dividends on our common stock.

Although we are electing to use the Community Bank Leverage Ratio, or CBLR, framework, beginning with our regulatory report to be filed for the first quarter of 2020, the minimum 9% leverage ratio used to assess compliance with the risk-based and leverage capital requirements in the generally applicable capital rules already incorporate a capital conservation buffer.  Accordingly, failure to maintain the minimum 9% leverage ratio under the CBLR framework will result in our Bank having to comply with the generally applicable capital rules, including the capital conservation buffer requirements thereof at which time, the failure to maintain this capital conservation buffer above certain levels will result in restrictions on our ability to make dividend payments and repurchases of our common stock.

In addition, our common stock may be fully subordinate to interests held by the U.S. government in the event of a receivership, insolvency, liquidation, or similar proceeding, including a proceeding under the “orderly liquidation authority” provisions of the Dodd-Frank Act.

We may be unable to, or choose not to, pay dividends on or repurchase our common stock.

Payment of stock or cash dividends on our common stock depends on a multitude of factors, including but not limited to: (a) our holding company may not have sufficient earnings since our primary source of income, the payment of dividends to it by our Bank, is subject to federal and state laws that limit the ability of our Bank to pay dividends; (b) Federal Reserve policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and consolidated financial condition; or (c) our Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy. If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our Bank becomes unable to pay dividends to our holding company, our holding company may not be able to service our debt, pay our other obligations, continue repurchasing our common stock or pay dividends on our common stock. Accordingly, our holding company’s inability to receive dividends from our Bank could also have a material adverse effect on our business, consolidated financial condition, consolidated results of operations, and the value of our common stock.

Our stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are listed for trading on The NASDAQ Capital Market, the average daily trading volume in the common stock varies and may be less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time,-or the expectation of these sales-could cause a decline in the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Cerritos, California, and are leased by First Choice Bank. We lease all of our facilities and believe that if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations. The following table provides certain information regarding the purpose and physical location of our offices at January 31, 2020.

Office	Address
Principal Executive Office	17785 Center Court Drive N., Suite 750, Cerritos, CA 90703
Branches:
Cerritos	12845 Towne Center Drive, Cerritos, CA 90703
Alhambra	407 W. Valley Blvd., Suite 1, Alhambra, CA 91803
Rowland Heights	17458 E. Colima Road, Rowland Heights, CA 91748
Anaheim	2401 E. Katella Ave., Suite 125, Anaheim, CA 92806
Carlsbad	5857 Owens Ave., Suite 106 Carlsbad, CA 92008
Los Angeles - 6th & Figueroa	888 W. 6th Street, Suite 550, Los Angeles, CA 90017
West Los Angeles	11300 West Olympic Blvd., Suite 100, Los Angeles, CA 90064
Chula Vista	530 Broadway, Chula Vista, CA 91910
Pasadena	918 E. Green Street, Suite 100, Pasadena, CA 91106
Loan production offices:
Manhattan Beach	2321 Rosecrans Ave., El Segundo, CA 90245
San Diego	12730 High Bluff Drive, Suite 100, San Diego, CA 92130

For information regarding our lease commitments, refer to Note 7 - Leases to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time engaged in various litigation matters including the defense of claims of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under ASC Topic 450 Contingencies, based in part upon the advice of legal counsel.
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

Holders

As of March 2, 2020, the Company had 446 common stock shareholders of record based on the records of our transfer agent, and the closing price of the Company’s common stock was $22.96 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Securities authorized for issuance under equity compensation plans

The following table provides information at December 31, 2019 with respect to securities outstanding and available under our 2013 Omnibus Stock Incentive Plan (“2013 Plan”), which is our only equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards (a)	Weighted-Average Exercise Price of Outstanding Options and Awards (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders			313,671
Stock Options	137,531	$10.20
Restricted Shares	113,635	—
	251,166	$5.59	313,671
Equity compensation plans not approved by security holders	—	$—	—
Total	251,166	$5.59	313,671

For further discussion of information required by this Item, please reference to Note 14 - Stock-Based Compensation to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2019:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
October 1 – 31, 2019	2,362	$21.65	1,744	745,703
November 1 – 30, 2019	2,700	$22.80	2,700	743,003
December 1 – 31, 2019	9,103	$22.97	9,103	733,900
Total	14,165	$22.72	13,547

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

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements at and for the three years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements and accompanying notes included in Item 8 - Financial Statements and Supplementary Data, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

	As of and for the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except share data)
Results of Operations:
Interest income	$90,354	$64,377	$40,819
Interest expense	12,092	8,710	6,041
Net interest income	78,262	55,667	34,778
Provision for loan losses	2,800	1,520	642
Net interest income after provision for loan losses	75,462	54,147	34,136
Noninterest income	7,700	3,610	5,061
Noninterest expense	43,240	36,192	23,754
Net income before taxes	39,922	21,565	15,443
Income taxes	12,074	6,435	8,089
Net income	$27,848	$15,130	$7,354

Per Common Share Data:
Basic earnings per common share [1]	$2.38	$1.66	$1.02
Diluted earnings per common share [1]	$2.36	$1.64	$1.02
Cash dividends declared per common share	$0.85	$0.80	$0.80
Book value per common share outstanding	$22.50	$21.16	$14.56
Tangible book value per common share outstanding [2]	$15.70	$14.33	$14.56
Shares outstanding at period end	11,635,531	11,726,074	7,260,119
Weighted average shares outstanding - Basic	11,586,651	9,015,203	7,102,683
Weighted average shares outstanding - Diluted	11,687,089	9,143,242	7,138,404

Balance Sheet Data:
Investment securities, available-for-sale	$26,653	$29,543	$32,460
Investment securities, held-to-maturity	5,056	5,322	5,300
Loans held for sale	7,659	28,022	10,599
Loans held for investment	1,374,675	1,250,981	741,713
Loans held for investment, net	1,361,153	1,239,925	731,216
Total assets	1,690,324	1,622,501	903,795
Noninterest-bearing deposits	626,569	546,713	235,584
Total deposits	1,313,693	1,252,339	772,679
Borrowings	90,000	104,998	20,000
Senior secured notes	9,600	8,450	350
Total shareholders’ equity	261,805	248,069	105,694

Performance Metrics:
Return on average assets	1.74%	1.28%	0.83%
Return on average equity	10.93%	9.09%	6.96%
Return on tangible equity [2]	15.90%	11.38%	6.96%

Yield on average earning assets	6.05%	5.70%	4.66%
Cost of interest-bearing liabilities	1.61%	1.32%	1.05%
Net interest margin	5.24%	4.93%	3.97%
Dividend payout ratio	35.65%	50.13%	78.35%
Equity to assets ratio	15.49%	15.29%	11.69%
Loans to deposits ratio	104.64%	99.89%	95.99%
Efficiency ratio [2]	50.30%	61.06%	59.62%

	December 31,
	2019	2018	2017
	(dollars in thousands)
Credit Quality:
Loans 30-89 days past due [3]	$1,767	$484	$1,090
Loans 30-89 days past due [3] to total loans held for investment	0.13%	0.04%	0.15%
Non-performing loans [3]	$11,265	$1,722	$1,761
Non-performing loans [3] to total loans held for investment	0.82%	0.14%	0.24%
Non-performing assets [3]	$11,265	$1,722	$1,761
Non-performing assets [3] to total assets	0.67%	0.11%	0.19%
Allowance for loan losses	$13,522	$11,056	$10,497
Allowance for loan losses to total loans held for investment	0.98%	0.88%	1.42%
Allowance for loan losses to non-performing loans [3]	120.0%	642.0%	596.1%
Net charge-offs	$334	$961	$1,744
Net charge-offs to average loans	0.03%	0.10%	0.24%

Regulatory Capital Ratios (First Choice Bank):
Tier 1 leverage ratio	12.01%	12.03%	11.75%
Common equity Tier 1 capital	13.04%	13.26%	13.46%
Tier 1 risk-based capital ratio	13.04%	13.26%	13.46%
Total risk-based capital ratio	14.03%	14.18%	14.72%

(1)	Basic and diluted earnings per share are based on the two-class method; net income available to common shareholders excludes dividends and earnings allocated to participating securities.

(2)	Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

(3)	Amount excludes Purchased Credit Impaired ("PCI") loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our consolidated financial condition at December 31, 2019 and 2018, and our consolidated results of operations for the two years ended December 31, 2019. Our consolidated financial statements and the supplemental financial data appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. References herein to “First Choice Bancorp,” “Bancorp,” or the “holding company,” refer to First Choice Bancorp on a standalone basis. The words “we,” “us,” “our,” or the “Company” refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank, on a stand-alone basis.

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through nine full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties.

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”) and, as a result, the FDIC also has examination authority over the Bank.

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

Recent Developments

Senior Secured Notes Maturity Date Extension

Effective December 22, 2019, we extended the maturity date of this line of credit to March 22, 2022. The interest rate decreased from Wall Street Journal Prime + 0.25%, floating to Wall Street Journal Prime, floating (effective January 2, 2020). At the same time, the debt covenants were updated and confirmed as follows (i) Bank leverage ratio greater than or equal to 9.0%, (ii) Bank Tier 1 capital ratio greater than or equal to 11.0% and $150.0 million, (iii) Bank total capital ratio greater than or equal to 12.0%, (iv) Bank CET1 capital ratio greater than or equal to 11.0%, (v) Bank trailing twelve months return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 1.0%, (vi) Bank classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined Bank liquidity ratios and (viii) specific concentration levels for commercial real estate and construction and land development loans.

Downtown Branch Relocation and Consolidations

In December 2019, the Company (1) entered into an agreement to terminate the "Little Tokyo" office lease agreement and (2) relocated the downtown Los Angeles branch to a smaller space within the same building and signed a sublease of the current space which began on January 1, 2020. As a result of these relocation and consolidation efforts, the Company recognized an after-tax impairment charge of $568 thousand, or $0.05 per diluted share, in the fourth quarter of 2019. The year-to-date total impairment charge recognized for these two locations was $1.2 million pre-tax ($850 thousand after tax), which is estimated to result in net cost savings, after impairment charges, of approximately $621 thousand pre-tax ($437 thousand after tax). As a result of the impairment charges in 2019 and expected cost savings, occupancy expense for these locations is expected to be reduced on average by approximately $550 thousand before tax ($390 thousand after tax) annually over the next three years.

Stock Repurchase Plan

During the fourth quarter of 2019, the Company repurchased 13,547 shares of its common stock at an average price of $22.80 and a total cost of $309 thousand under the stock repurchase program announced in December 2018. For the year ended December 31, 2019, the Company repurchased 429,817 shares at an average price of $21.64 and a total cost of $9.3 million. The remaining number of shares authorized to be repurchased under this program was 733,900 shares at December 31, 2019.

Federal Reserve Bank Secured Borrowing Arrangement

In the third quarter of 2019, the Bank expanded its existing secured borrowing capacity with the Federal Reserve by participating in the Borrower-in-Custody ("BIC") program. As a result, our borrowing capacity with the Federal Reserve increased to $177.1 million at December 31, 2019. Prior to participating in the BIC program, the Bank only pledged securities held-to-maturity as collateral for access to the discount window. At December 31, 2019, the Bank has pledged certain qualifying loans with an unpaid principal balance of $252.4 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line of credit. Borrowings under this BIC program are overnight advances with interest chargeable at the Discount Window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the years ended December 31, 2019 and 2018.

Financial Highlights

Financial Performance

•
Net income increased $12.7 million to $27.8 million or $2.36 per diluted share for 2019 compared to $15.1 million or $1.64 per diluted share for 2018. The increase in net income was driven by organic loan growth, increased yields on loans and the PCB acquisition which was completed on July 31, 2018. Our 2019 financial results include 12 months of PCB operations as compared to 5 months for 2018. In addition, our 2018 financial results included after-tax merger, integration and public company registration expenses of $4.0 million which reduced diluted earnings per share by $0.44 for 2018. There were no such expenses in 2019. Financial results for the full year of 2019 included after-tax impairment charges of $850 thousand, or $0.07 per diluted share, related to branch relocation and consolidation efforts that are expected to result in future cost savings.

•
Return on average assets and return on average equity was 1.74% and 10.93% for 2019 compared to 1.28% and 9.09% for 2018. The after-tax merger, integration and public company registration expenses lowered the return on average assets and return on average equity by 34 basis points and 242 basis points for 2018. Return on average tangible equity was 15.90% for 2019 compared to 11.38% for 2018. The after-tax merger, integration and public company registration expenses lowered the return on average tangible equity by 304 basis points for 2018. Refer to - Non-GAAP Financial Measures section in this MD&A.

•
Net interest margin increased 31 basis points to 5.24% for 2019 from 4.93% for 2018. The average cost of funds was 91 basis points for 2019 compared to 86 basis points for 2018. Average noninterest-bearing deposits represented 46.1% of average total deposits for 2019 compared to 35.9% for 2018.

•
Noninterest income increased $4.1 million due to a full year of PCB's operations included for 2019 versus only five months for 2018 and higher gain on sale of loans. The provision for loan losses increased $1.3 million due to organic loan growth and higher specific reserves. Noninterest expense increased $7.0 million due to higher expense in most of the overhead expense categories due to including PCB's operations since August 1, 2018 and impairment charges related to branch relocation and consolidations in 2019, offset by lower merger, integration and public company registration costs in 2019.

•
Our operating efficiency ratio was 50.3% in 2019 compared with 61.1% in 2018. Excluding the impact of the merger, integration and public company registration costs incurred in 2018, our operating efficiency ratio was 52.0% in 2018. Refer to - Non-GAAP Financial Measures section in this MD&A.

Balance Sheet Performance

•
Total consolidated assets increased $67.8 million to $1.69 billion at December 31, 2019 from $1.62 billion at December 31, 2018. Total loans held for investment increased $123.7 million, or 9.9%, to $1.37 billion at December 31, 2019 from $1.25 billion at December 31, 2018. Average loans during 2019 increased $331.8 million, or 33.7%, compared to 2018.

•
Total consolidated liabilities increased $54.1 million to $1.43 billion at December 31, 2019 from $1.37 billion at December 31, 2018. Total deposits increased $61.4 million to $1.31 billion at December 31, 2019 from $1.25 billion at December 31, 2018, offset by lower borrowings of $15.0 million. Senior secured notes increased $1.1 million to $9.6 million at December 31, 2019 from $8.5 million at December 31, 2018. Noninterest-bearing demand deposits totaled $626.6 million, or 47.7% of total deposits at December 31, 2019, compared to $546.7 million, or 43.7% of total deposits at December 31, 2018.

•
Total consolidated equity increased $13.7 million to $261.8 million at December 31, 2019 from $248.1 million at December 31, 2018 due primarily to net income of $27.8 million and the vesting and exercise of equity awards of $4.5 million, partially offset by stock repurchases of $9.4 million and cash dividends of $9.9 million. At December 31, 2019, tangible book value per share was $15.70 compared to $14.33 at December 31, 2018. Refer to - Non-GAAP Financial Measures section in this MD&A.

•
The Bank remained well-capitalized from a regulatory perspective. At December 31, 2019, the Bank had a total risk-based capital ratio of 14.03% and a Tier 1 common to risk weighted assets ratio of 13.04% compared to a total risk-based capital ratio of 14.18% and a Tier 1 common to risk weighted assets ratio of 13.26% at December 31, 2018.

Credit Quality

•
Non-performing assets increased to $11.3 million or 0.67% of total assets at December 31, 2019, compared to $1.7 million or 0.11% of total assets at December 31, 2018. The increase in nonperforming assets is due mostly to downgrading 16 SBA 7(a) loans totaling $6.0 million, three commercial real estate loans totaling $4.4 million and one commercial and industrial loan totaling $159 thousand, offset by charge-offs and payoffs totaling $917 thousand.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our consolidated financial condition and consolidated results of operations. We evaluate the comparative levels and trends of the line items in our consolidated balance sheets and consolidated income statements and various financial ratios that are commonly used in our industry. We analyze these financial trends and ratios against our own historical performance, our budgeted performance and the consolidated financial condition and performance of comparable financial institutions in our region.

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

Impact of Acquisition on Earnings

The comparability of our financial information is affected by the acquisition of PCB. We completed this acquisition on July 31, 2018. This acquisition has been accounted for using the acquisition method of accounting and, accordingly, PCB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2018.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The acquisition of PCB provided the Company with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border. Please refer to Note 2 - Business Combination to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Results of Operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income from interest and fees (net of costs amortized over the expected life of the loans) plus the accretion of net discounts on interest-earning assets, including loans and investment securities and dividends on restricted stock investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income has been the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields and accretable net discount on our loans and other interest-earning assets; (b) the costs of our deposits and other funding sources; and (c) our net interest margin. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Noninterest Income

Noninterest income consists of, among other things: (a) gain on sale of loans; (b) service charges and fees on deposit accounts; (c) net servicing fees; and (d) other noninterest income. Gain on sale of loans includes origination fees, capitalized servicing rights and other related income. Net loan servicing fees are collected as payments are received for loans in the servicing portfolio and offset by the amortization expense of the related servicing asset; this revenue stream is impacted by loan prepayments.

Noninterest Expense

    Noninterest expense includes: (a) salaries and employee benefits; (b) occupancy and equipment; (c) data processing; (d) professional fees; (e) office, postage and telecommunication; (f) deposit insurance and regulatory assessments; (g) loan related expenses; (h) customer service related expenses; (i) merger, integration and public company registration expenses; (j) amortization of core deposit intangible; and (k) other general and administrative expenses.

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

Capital

We manage our regulatory capital based upon factors that include: (a) the level of capital and our overall consolidated financial condition; (b) the trend and volume of problem assets; (c) the level and quality of earnings; (d) the risk exposures and level of reserves in our consolidated balance sheets; and (e) other factors. In addition, we have regularly increased our capital through equity issuances and net income and we return capital to our shareholders through dividends and share repurchases.

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

Non-GAAP Financial Measures

This following tables present a reconciliation of non-GAAP financial measures to GAAP measures for: (1) efficiency ratio, (2) adjusted efficiency ratio, (3) adjusted net income, (4) average tangible common equity, (5) adjusted return on average assets, (6) adjusted return on average equity, (7) return on average tangible common equity, (8) adjusted return on average tangible common equity, (9) tangible common equity, (10) tangible assets, (11) tangible common equity to tangible asset ratio, and (12) tangible book value per share. The Company believes the presentation of certain non-GAAP financial measures assists investors in evaluating our financial results. These non-GAAP financial measures are used by management, the Board and investors on a regular basis, in addition to our GAAP results, to facilitate the assessment of our financial performance. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our consolidated financial condition and consolidated results of operations. In particular, the use of return on average tangible equity, tangible equity to asset ratio, and tangible book value per share is prevalent among banking regulators, investors and analysts. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Year Ended December 31,
	2019	2018
Efficiency Ratio	(dollars in thousands)
Noninterest expense (numerator)	$43,240	$36,192
Less: Merger, integration and public company registration costs	—	5,385
Adjusted noninterest expense (numerator)	$43,240	$30,807

Net interest income (denominator)	$78,262	$55,667
Plus: Noninterest income	7,700	3,610
Total net interest income and noninterest income (denominator)	$85,962	$59,277

Efficiency ratio (1)	50.3%	61.1%
Adjusted efficiency Ratio (1)	50.3%	52.0%
(1) Non-GAAP measure.

	Year Ended December 31,
	2019	2018
Return on Average Assets, Equity, Tangible Common Equity	(dollars in thousands)
Net income	$27,848	$15,130
Add: After-tax merger, integration and public company registration costs	—	4,029
Adjusted net income (1)	$27,848	$19,159
Average assets	1,603,600	1,184,309
Average shareholders’ equity	254,770	166,474
Less: Average intangible assets	79,631	33,575
Average tangible equity (1)	$175,139	$132,899

Return on average assets	1.74%	1.28%
Adjusted return on average assets (1)	1.74%	1.62%
Return on average equity	10.93%	9.09%
Adjusted return on average equity (1)	10.93%	11.51%
Return on average tangible common equity (1)	15.90%	11.38%
Adjusted return on average tangible common equity (1)	15.90%	14.42%
(1) Non-GAAP measure.

	December 31,
	2019	2018
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands)
Shareholders’ equity	$261,805	$248,069
Less: Intangible assets	79,153	80,001
Tangible common equity (1)	$182,652	$168,068

Total assets	$1,690,324	$1,622,501
Less: Intangible assets	79,153	80,001
Tangible assets (1)	$1,611,171	$1,542,500

Equity to asset ratio	15.49%	15.29%
Tangible common equity to tangible asset ratio (1)	11.34%	10.90%
Book value per share	$22.50	$21.16
Tangible book value per share (1)	$15.70	$14.33
Shares outstanding	11,635,531	11,726,074
(1) Non-GAAP measure.

Comparison of Operating Results

General

Net income was $27.8 million or $2.36 diluted earnings per share for 2019 compared to $15.1 million or $1.64 diluted earnings per share for 2018. The $12.7 million increase in net income was due to higher net interest income of $22.6 million and noninterest income of $4.1 million, partially offset by increases in provision for loan losses of $1.3 million, noninterest expense of $7.0 million and income taxes of $5.6 million for 2019 compared to 2018. The increase in net interest income was a result of higher average loan balances, relating to both the PCB acquisition and organic loan growth, and increased yields on loans. Noninterest income increased due to higher SBA loan sale activity and related gains, as well as higher service charges and fees on deposits accounts. We also had increases in servicing fees and other income. Noninterest expense increased due primarily to higher salaries and employee benefits, occupancy and equipment costs, data processing expenses, customer service related costs and CDI amortization, largely due to the impact of including PCB's operations for the full 2019 fiscal year and the impairment charges related to branch relocation and consolidations, offset by lower merger, integration and public company registration expenses.

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

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1)	$1,317,345	$86,207	6.54%	$985,513	$61,075	6.20%	$739,935	$38,624	5.22%
Investment securities	35,883	853	2.38%	37,642	922	2.45%	42,456	959	2.26%
Deposits in other financial institutions	124,506	2,375	1.91%	98,353	1,847	1.88%	87,087	935	1.07%
Federal funds sold/resale agreements	1,243	30	2.41%	1,258	25	1.99%	2,221	35	1.58%
Restricted stock investments and other bank stocks	13,973	889	6.36%	7,043	508	7.21%	3,881	266	6.86%
Total interest-earning assets	1,492,950	90,354	6.05%	1,129,809	64,377	5.70%	875,580	40,819	4.66%

Noninterest-earning assets	110,650			54,500			8,850
Total assets	$1,603,600			$1,184,309			$884,430

Interest-bearing liabilities:
Interest checking	$120,494	$1,268	1.05%	$153,403	$1,679	1.09%	$243,568	$2,631	1.08%
Money market accounts	278,075	3,498	1.26%	196,871	2,275	1.16%	73,734	483	0.66%
Savings accounts	30,608	232	0.76%	51,254	410	0.80%	85,315	797	0.93%
Time deposits	149,921	2,647	1.77%	176,761	2,912	1.65%	107,606	1,242	1.15%
Brokered time deposits	107,958	2,626	2.43%	52,879	774	1.46%	44,125	648	1.47%
Total interest-bearing deposits	687,056	10,271	1.49%	631,168	8,050	1.28%	554,348	5,801	1.05%
Borrowings	49,914	1,143	2.29%	23,176	412	1.78%	20,475	239	1.16%
Senior secured notes	11,933	678	5.68%	4,544	248	5.46%	3	1	—%
Total interest-bearing liabilities	748,903	12,092	1.61%	658,888	8,710	1.32%	574,826	6,041	1.05%

Noninterest-bearing liabilities:
Demand deposits	586,508			353,157			199,766
Other liabilities	13,419			5,790			4,206
Shareholders’ equity	254,770			166,474			105,632

Total liabilities and shareholders' equity	$1,603,600			$1,184,309			$884,430

Net interest spread		$78,262	4.44%		$55,667	4.38%		$34,778	3.61%
Net interest margin			5.24%			4.93%			3.97%

Total deposits	$1,273,564	$10,271	0.81%	$984,325	$8,050	0.82%	$754,114	$5,801	0.77%
Total funding sources	$1,335,411	$12,092	0.91%	$1,012,045	$8,710	0.86%	$774,592	$6,041	0.78%

(1)
Average loans include net discounts and net deferred loan fees and costs. Interest income on loans includes $958 thousand, $469 thousand and $439 thousand related to the accretion of net deferred loan fees during 2019, 2018 and 2017. In addition, interest income includes $4.6 million and $2.2 million of discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, during December 31, 2019 and 2018. There was no discount accretion on loans acquired in a business combination during 2017.

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

	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest and dividend income:	(dollars in thousands)
Interest and fees on loans	$21,612	$3,520	$25,132	$14,340	$8,111	$22,451
Interest on investment securities	(40)	(29)	(69)	(107)	70	(37)
Dividends on restricted stock investments and other bank stocks	448	(67)	381	227	15	242
Interest on deposits in financial institutions and fed funds sold	498	35	533	115	787	902
Change in interest and dividend income	22,518	3,459	25,977	14,575	8,983	23,558

Interest expense:
Savings, interest checking and money market accounts	502	132	634	(45)	498	453
Time deposits	665	922	1,587	1,127	669	1,796
Borrowings	584	147	731	38	134	172
Senior secured notes	420	10	430	249	(1)	248
Change in interest expense	2,171	1,211	3,382	1,369	1,300	2,669

Change in net interest income	$20,347	$2,248	$22,595	$13,206	$7,683	$20,889

Net interest income was $78.3 million during 2019, an increase of $22.6 million from $55.7 million during 2018 due to higher interest and dividend income of $26.0 million partially offset by higher interest expense of $3.4 million. The increase in interest income was due mostly to higher accelerated discount accretion from loans acquired in a business combination, including the payoff of PCI loans of $2.3 million, higher average interest-earning assets of $363.1 million due to assets acquired in the PCB acquisition, organic loan growth and higher average market interest rates during 2019. Average loan balances increased $331.8 million to $1.32 billion during 2019 compared to $985.5 million for the same 2018 period. The average effective federal funds target rate was 2.16% during 2019 compared to 1.83% for the same 2018 period. The PCB acquisition added $399.8 million in net loans at the time of acquisition.

Net interest margin increased 31 basis points to 5.24% for the year ended December 31, 2019 compared to 4.93% for the same 2018 period. The increase in the net interest margin was due primarily to a 34 basis point increase in loan yields, including fees and discounts, and a 7 basis point increase in other interest-earning assets yield, offset partially by a 5 basis point increase in funding costs. The increase in the interest-earning assets yield and loan yield were driven by higher market rates on new loan production and loan repricing through the first half of 2019, and higher discount accretion from loans acquired in a business combination, including the payoff of PCI loans. This discount accretion increased our net interest margin and loan yield by 31 basis points and 35 basis points for 2019 compared to 20 basis points and 23 basis points for 2018.

The cost of funds increased to 0.91% for 2019, compared to 0.86% for 2018 as a result of an increase in the cost of interest-bearing liabilities due to higher market interest rates in the first half of 2019, offset by an improved funding mix from the PCB acquisition. Average interest-bearing deposits increased $55.9 million to $687.1 million and the cost of such deposits increased 21 basis points to 1.49%. Average borrowings and senior secured notes increased $34.1 million to $61.9 million and the cost of such funds increased 45 basis points to 2.94%. Average noninterest-bearing demand deposits increased $233.4 million to $586.5 million and represented 46.1% of total average deposits for 2019, compared to $353.2 million, or 35.9% of total average deposits, for 2018. The total cost of deposits decreased 1 basis points to 0.81% for 2019, compared to 0.82% for 2018.

Provision for Loan Losses

We maintain an allowance for loan losses at a level we believe is adequate to absorb probable incurred credit losses. The allowance for loan losses is estimated using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. At December 31, 2019, the allowance for loan losses was $13.5 million, or 0.98% of loans held for investment compared to $11.1 million, or 0.88% of loans held for investment at December 31, 2018. The increase in the allowance for loan losses for 2019 results primarily from loan growth and higher specific reserves for nonaccrual loans primarily from three lending relationships. The net carrying value of loans acquired through the acquisition of PCB, excluding PCI loans, totaled $248.0 million and included a remaining net discount of $6.0 million at December 31, 2019, which represented 2.41% of the net carrying value of acquired loans and 0.43% of total gross loans held for investment.

The provision for loan losses totaled $2.8 million during 2019 compared to $1.5 million during 2018. The increase in provision for loan losses was primarily the result of organic loan growth, coupled with an increase in specific reserves of $1.2 million, the majority of which related to three lending relationships.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Gain on sale of loans	$3,674	$1,505
Service charges and fees on deposit accounts	1,942	1,241
Net servicing fees	850	509
Other income	1,234	355
Total noninterest income	$7,700	$3,610

Noninterest income increased $4.1 million to $7.7 million during 2019 compared to $3.6 million during 2018 primarily due to higher net earnings for all of the categories as a result of including PCB's operation since the acquisition date and higher gain on the sale of loans of $2.2 million. The 2019 loan sales related to 51 SBA loans with a net carrying value of $61.6 million at an average premium of 6.0%, resulting in a gain of $3.7 million and three commercial and industrial loans with the net carrying value of $2.3 million, resulting in a gain of $1 thousand during 2019. This compares to 31 SBA loans sold with a net carrying value of $25.0 million at an average premium percentage of 6.0%, resulting in a gain of $1.5 million for the 2018 period.

Services charges and fees on deposit accounts increased $701 thousand to $1.9 million during 2019 from $1.2 million for the comparable 2018 period. The increase was attributed to a higher volume of transaction-based accounts and account balances as a result of organic growth and the PCB acquisition. Average demand deposit account balances increased to $586.5 million during 2019 from $353.2 million for the comparable 2018 period.

Net servicing fees increased $341 thousand to $850 thousand during 2019 from $509 thousand for the comparable 2018 period. The increase was due primarily to higher servicing fee income, offset with higher amortization expense of the related servicing asset during 2019. During 2019 and 2018, contractually-specified servicing fees were $2.0 million and $1.5 million. Offsetting these servicing fees was amortization of $1.1 million during 2019 and $1.0 million during 2018. The amortization expense for 2019 included a $146 thousand acceleration of amortization expense that resulted from increased prepayment speeds on the related SBA loans. Our average SBA loan servicing portfolio was $208.6 million for 2019 compared to $164.2 million for 2018. The increase in our average SBA loan servicing portfolio primarily related to the acquisition of PCB in 2018 which contributed $73.8 million to the portfolio of serviced SBA loans, coupled with the higher volume of loan sales servicing retained during 2019.

Other income increased $879 thousand to $1.2 million during 2019 from $355 thousand for the comparable 2018 period. The increase was attributed primarily to: (i) higher net realized gains on equity securities with a readily determinable fair value of $202 thousand; and (ii) two CDFI Bank Enterprise Awards totaling $466 thousand for which there was no similar income in the same 2018 period. We recognized two Bank Enterprise Awards in 2019 as these awards were granted in 2018 for use and recognition during 2019; one award was granted to PCB prior to its acquisition date in 2018 and the other award was granted to First Choice Bank.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Salaries and employee benefits	$25,691	$18,077
Occupancy and equipment	5,406	3,049
Data processing	2,864	2,293
Professional fees	1,633	1,598
Office, postage and telecommunications	1,032	938
Deposit insurance and regulatory assessments	392	460
Loan related	694	483
Customer service related	1,755	865
Merger, integration and public company registration costs	—	5,385
Amortization of core deposit intangible	848	332
Other expenses	2,925	2,712
Total noninterest expense	$43,240	$36,192

Noninterest expense increased $7.0 million to $43.2 million during 2019 from $36.2 million for 2018. The increase in most of the overhead expense categories was due to including PCB's operations for a full fiscal year in 2019, compared to just five months during 2018, impairment charges related to branch relocation and consolidations of $1.2 million in 2019 and the increase in customer service related expenses from higher average demand deposits, offset by the decrease of $5.4 million in merger, integration and public company registration costs.

The $7.6 million increase in salaries and employee benefits was primarily due to: (i) the growth in headcount from former PCB employees retained subsequent to the acquisition. The average FTE employees for 2019 was 180 compared to 136 FTE employees for the same 2018 period; (ii) annual merit increase in the normal course of business; (iii) higher temporary and overtime costs; and (iv) higher commission from loan and deposit growth.

The $2.4 million increase in occupancy and equipment costs was due to the branches added in the PCB acquisition and impairment charges for the right-of-use ("ROU") asset and fixed assets relating to the relocation of our downtown Los Angeles branch and the early termination of the lease for our former Little Tokyo branch. The total impairment charge recognized for these two locations was $1.2 million, which is estimated to result in net cost savings, after impairment charges, of approximately $621 thousand before tax ($437 thousand after tax).

The $571 thousand increase in data processing primarily related to increases in transaction volume from both organic growth and the PCB acquisition, enhancing automation and delivering risk mitigation solutions to improve our customers’ banking experience.

The $890 thousand increase in customer service related expenses was primarily due to higher average noninterest-bearing demand deposits between periods. Average noninterest-bearing demand deposits totaled $586.5 million for 2019 compared to $353.2 million for 2018.

In connection with the PCB acquisition and completion of a S-4 registration statement in 2018, we recognized $5.4 million in merger, integration and public company registration costs, which included $1.8 million in severance costs, $768 thousand in professional fees, $2.5 million in system integration costs, and $414 thousand in other expenses. There were no similar merger related costs in 2019.

The $516 thousand increase in the amortization of core deposit intangible (CDI) was a result of including amortization expense for the full fiscal year of 2019 compared to just five months of amortization during 2018, coupled with accelerated amortization of CDI in 2019.

Income Taxes

Income tax expense was $12.1 million during 2019, compared to $6.4 million for 2018. The effective tax rate for 2019 was 30.2% compared to 29.8% for 2018. The difference in our effective tax rate compared to the statutory rate of 29.6% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Comparison of Financial Condition

General

Total assets at December 31, 2019 were $1.69 billion, an increase of $67.8 million, or 4.2%, from $1.62 billion at December 31, 2018. This increase is primarily due to the $121.2 million increase in loans held for investment, net to $1.36 billion at December 31, 2019 from $1.24 billion at December 31, 2018, offset by a $35.6 million reduction in cash balances between periods.

Total liabilities at December 31, 2019 were $1.43 billion, an increase of $54.1 million, from $1.37 billion at December 31, 2018. The increase between periods was primarily attributable to the increase in total deposits of $61.4 million to $1.31 billion at December 31, 2019. Borrowings decreased $15.0 million to $90.0 million at December 31, 2019. This decrease was partially offset by a $1.2 million increase in our senior secured notes to $9.6 million at December 31, 2019; we used the funds for cash dividends, share repurchases and operational costs.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, and federal funds sold. Cash and cash equivalents totaled $161.8 million at December 31, 2019, a decrease of $35.6 million from December 31, 2018. The decrease in cash and cash equivalents during 2019 was primarily attributable to portfolio growth and reductions in borrowings.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	December 31, 2019		December 31, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$7,431	27.9%	$8,844	29.9%
Collateralized mortgage obligations	10,598	39.7%	11,461	38.8%
SBA pools	8,624	32.4%	9,238	31.3%
	$26,653	100.0%	$29,543	100.0%

	December 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$3,342	66.1%	$3,340	62.8%
Mortgage-backed securities	1,714	33.9%	1,982	37.2%
	$5,056	100.0%	$5,322	100.0%

The following table presents the contractual maturities and the weighted average yield of investment securities available-for-sale and held-to-maturity by investment category as of December 31, 2019:

	December 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$7,431	$7,431
Collateralized mortgage obligations	—	—	—	10,598	10,598
SBA pools	—	—	—	8,624	8,624
	$—	$—	$—	$26,653	$26,653
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.33%	2.33%
Collateralized mortgage obligations	—%	—%	—%	2.12%	2.12%
SBA pools	—%	—%	—%	2.53%	2.53%
	—%	—%	—%	2.31%	2.31%

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

	December 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$—	$3,342	$—	$—	$3,342
Mortgage-backed securities	—	—	—	1,714	1,714
	$—	$3,342	$—	$1,714	$5,056
Weighted average yield:
U.S. Government and agency securities	—%	2.05%	—%	—%	2.05%
Mortgage-backed securities	—%	—%	—%	2.83%	2.83%
	—%	2.05%	—%	2.83%	2.31%

(1)	Mortgage-backed securities do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At December 31, 2019, no issuer represented 10% or more of the Company’s shareholders’ equity. At December 31, 2019, securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve as collateral for a secured line of credit. There were no borrowings under this line of credit for the year ended December 31, 2019.

Loans

Loans are the single largest contributor to our net income. At December 31, 2019, loans held for investment, net totaled $1.36 billion. It is our goal to continue to grow the balance sheet through the origination of loans, and to a lesser extent, through loan purchases. This effort will serve to maximize our yield on interest-earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and disciplined loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Our lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. Continued balanced growth is anticipated over the coming years. The following table shows the composition of our loan portfolio as of the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$249,504	18.1%	$184,177	14.7%	$115,427	15.6%	$110,696	15.9%	$119,157	18.1%
Real estate:
Residential	43,736	3.2%	57,443	4.6%	63,415	8.5%	85,709	12.3%	45,478	6.9%
Commercial real estate - owner occupied	171,595	12.5%	179,494	14.3%	52,753	7.1%	53,761	7.7%	61,983	9.4%
Commercial real estate - non-owner occupied	423,823	30.8%	401,665	32.2%	251,821	33.9%	194,720	28.1%	226,657	34.6%
Commercial and industrial	309,011	22.5%	281,718	22.5%	169,183	22.8%	161,666	23.2%	123,461	18.8%
SBA loans	177,633	12.9%	146,462	11.7%	88,688	12.0%	81,021	11.6%	80,035	12.2%
Consumer	430	—%	159	—%	826	0.1%	8,325	1.2%	—	—%
Loans held for investment, net of discounts (1)	$1,375,732	100.0%	$1,251,118	100.0%	$742,113	100.0%	$695,898	100.0%	$656,771	100.0%
Net deferred origination (fees) costs	(1,057)		(137)		(400)		187		(614)
Loans held for investment	1,374,675		1,250,981		741,713		696,085		656,157
Allowance for loan losses	(13,522)		(11,056)		(10,497)		(11,599)		(11,415)
Loans held for investment, net	$1,361,153		$1,239,925		$731,216		$684,486		$644,742

(1)
Loans held for investment, net of discounts includes purchased credit impaired loans of $1.1 million and $2.6 million as of December 31, 2019 and December 31, 2018. There were no purchased credit impaired loans as of December 31, 2017, 2016 and 2015.

At December 31, 2019, loans held for investment totaled $1.37 billion, an increase of $123.7 million since December 31, 2018. The annual growth rate during 2019 was 9.9%. During 2019 as compared to 2018, construction and land development loans increased $65.3 million, commercial real estate loans ("CRE") increased $14.3 million, commercial and industrial loans increased $27.3 million, SBA loans increased $31.2 million, and residential loans decreased $13.7 million. The diversification and portfolio composition remained similar at December 31, 2019 compared to December 31, 2018. The most significant categories in the loan portfolio are non-owner occupied CRE and commercial and industrial loans which represent 30.8% and 22.5% of total loans held for investments, net of discounts at December 31, 2019.

Per the regulatory definition of commercial real estate, at December 31, 2019 and 2018, our concentration of such loans represented 314% and 309% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at December 31, 2019 and 2018, total loans secured by commercial real estate under construction and land development represented 125% and 108% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

We have total loans to the hospitality industry (including construction, CRE, C&I and SBA loans) of $158.9 million and $154.1 million at December 31, 2019 and 2018. Some of the members of our Board of Directors are active in the hospitality sector, and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At December 31, 2019 and 2018, total commitments to fund CRE loans to the hospitality industry represented 50% and 64% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry remained at 36% of our total risk-based capital at December 31, 2019 and 2018.

We offer small business loans through the SBA 7(a) and 504 loan programs. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less, and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk related to improper closing or servicing by the lender. The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 50% loan-to-value ratio on SBA 504 program loans at origination. The following table summarizes the SBA loan programs in the portfolio as of the dates indicated:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
SBA 7(a)	$100,103	$100,159
SBA 504	77,530	46,303
Total	$177,633	$146,462

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Secured - industrial warehouse	$23,364	$31,585
Secured - hospitality	24,858	22,665
Secured - retail center/building	28,182	5,082
Secured - other real estate	58,757	41,953
Unsecured or secured by other business assets	11,921	14,961
Total unguaranteed portion	147,082	116,246
Guaranteed portion	30,551	30,216
Total	$177,633	$146,462

Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at December 31, 2019:

	December 31, 2019
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$4,698	$137,908	$8,117	$69,206	$—	$29,575	$249,504
Real estate:
Residential	—	—	—	1,433	2,431	39,872	43,736
Commercial real estate - owner occupied	4,705	4,820	19,859	43,465	11,982	86,656	171,487
Commercial real estate - non-owner occupied	19,167	39,617	66,632	94,981	44,303	159,123	423,823
Commercial and industrial	6,120	48,351	25,588	109,310	11,964	107,215	308,548
SBA loans	—	10,543	2,864	11,930	28,395	123,348	177,080
Consumer & other	8	412	—	—	10	—	430
Loans	34,698	241,651	123,060	330,325	99,085	545,789	1,374,608
PCI Loans	—	—	500	126	9	489	1,124
Total	$34,698	$241,651	$123,560	$330,451	$99,094	$546,278	$1,375,732

Potential Problem Loans. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

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

The following tables present the recorded investment balances of potential problem loans, excluding PCI loans, classified as special mention or substandard, at December 31, 2019 and 2018:

	December 31, 2019
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$—	$—	$—	$—	$—	$—
Substandard (1)	—	—	9,624	2,092	2,630	10,260	—	24,606
Total	$—	$—	$9,624	$2,092	$2,630	$10,260	$—	$24,606

(1)	At December 31, 2019, substandard loans include $11.3 million of impaired loans. The Company had no loans classified as doubtful or loss at December 31, 2019.

	December 31, 2018
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$4,857	$1,133	$8,341	$6,065	$—	$20,396
Substandard (1)	—	—	—	—	3,140	1,817	—	4,957
Total	$—	$—	$4,857	$1,133	$11,481	$7,882	$—	$25,353

(1)	At December 31, 2018, substandard loans include $1.7 million of impaired loans. The Company had no loans classified as doubtful or loss at December 31, 2018.
Since December 31, 2018, special mention loans decreased $20.4 million to zero due to $12.0 million in upgrades, $3.2 million in downgrades to substandard, and $5.2 million in payoffs and charge-offs. The increase in the substandard loans is due to $23.6 million in downgrades, offset by charge-offs, payoffs, paydowns and loans sold totaling $4.0 million.

Nonperforming Assets. Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”)) plus other real estate owned and other assets acquired through foreclosure (“Foreclosed assets”). The balances of nonperforming loans reflect our net investment in these assets. The table below reflects the composition of non-performing assets at the periods indicated:

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Non-accrual	11,107	1,128	—	683	226
Troubled debt restructurings on non-accrual	158	594	1,761	2,586	3,610
Total nonperforming loans	$11,265	$1,722	$1,761	$3,269	$3,836
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$11,265	$1,722	$1,761	$3,269	$3,836
Troubled debt restructurings - on accrual	$321	$327	$—	$—	$389

Nonperforming loans as a percentage of gross loans	0.82%	0.14%	0.24%	0.47%	0.58%
Nonperforming assets as a percentage of total assets	0.67%	0.11%	0.19%	0.38%	0.47%

 The following table shows our nonperforming loans among our different loan categories as of the dates indicated.

	December 31,
	2019	2018
Nonperforming loans:	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,049	$—
Commercial real estate - non-owner occupied	1,368	—
Commercial and industrial	229	89
SBA loans	6,619	1,633
Total nonperforming loans (1)	$11,265	$1,722
(1) There were no purchased credit impaired loans on nonaccrual at December 31, 2019 and 2018.

Since December 31, 2018, the increase in nonperforming loans was due mostly to downgrading 16 SBA loans totaling $6.0 million, three commercial real estate loans totaling $4.4 million and one commercial and industrial loans of $159 thousand, offset by a $917 thousand reduction due to loans paid off or charge-offs.

Troubled Debt Restructurings. At December 31, 2019 and 2018, the total recorded investment for loans identified as a TDR was approximately $479 thousand and $921 thousand. There were no specific reserves allocated for these loans and the Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2019 and 2018.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the years ended December 31, 2019 and 2018, there were no new loan modifications resulting in TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the years ended December 31, 2019 and 2018, there was one SBA loan totaling $88 thousand and $95 thousand classified as a TDR for which there was a payment default within twelve months following the modification.
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each loan portfolio segment.

The Company determines a separate allowance for each loan portfolio segment. The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, less estimated selling costs.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

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

In addition, the evaluation of the appropriate allowance for loan losses on non-PCI loans in the various loan segments considers discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for loan losses is recorded at the acquisition date. Interest and credit discounts are components of the initial fair value. Additional credit deterioration on acquired non-PCI loans, in excess of the remaining discount will be recognized in the allowance through the provision for loan losses.

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

At December 31, 2019, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance, beginning of period	$11,056	$10,497	$11,599	$11,415	$8,501
Charge-offs:
Commercial and industrial	(567)	(539)	(1,386)	(1,556)	(31)
SBA loans	(12)	(610)	(459)	—	(174)
	(579)	(1,149)	(1,845)	(1,556)	(205)
Recoveries:
Commercial and industrial	57	188	56	—	—
SBA loans	188	—	45	—	—
	245	188	101	—	—
Net charge-offs	(334)	(961)	(1,744)	(1,556)	(205)
Provision for loan losses	2,800	1,520	642	1,740	3,119
Balance, end of period	$13,522	$11,056	$10,497	$11,599	$11,415

Loans held for investment	$1,374,675	$1,250,981	$741,713	$696,085	$656,157
Average loans	$1,317,345	$985,513	$739,935	$673,635	$597,093
Allowance for loan losses as a percentage of loans held for investment	0.98%	0.88%	1.42%	1.67%	1.74%
Ratio of net charge-offs to average loans held for investment	0.03%	0.10%	0.24%	0.23%	0.03%

The following table shows the allocation of the allowance for loan losses by loan type at the periods indicated:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,350	18.1%	$1,721	14.7%	$1,597	15.6%	$1,827	15.9%	$2,491	18.1%
Real estate:
Residential	292	3.2%	422	4.6%	375	8.5%	924	12.3%	589	6.9%
Commercial real estate - owner occupied	918	12.5%	734	14.3%	655	7.1%	618	7.7%	746	9.4%
Commercial real estate - non-owner occupied	3,074	30.8%	2,686	32.2%	3,136	33.9%	2,501	28.1%	3,142	34.6%
Commercial and industrial	4,145	22.5%	3,686	22.5%	3,232	22.8%	3,541	23.2%	2,171	18.8%
SBA loans	2,741	12.9%	1,807	11.7%	1,494	12.0%	2,086	11.6%	2,276	12.2%
Consumer	2	—%	—	—%	8	0.1%	102	1.2%	—	—%
	$13,522	100.0%	$11,056	100.0%	$10,497	100.0%	$11,599	100.0%	$11,415	100.0%

PCI Loans. The following table summarizes the changes in the carrying amount and accretable yield of PCI loans for the periods indicated:

	Year Ended December 31,
	2019		2018 (1)
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,644	$2,073	$—	$—
Loans acquired	—	—	3,053	2,111
Accretion	2,007	(2,007)	219	(219)
Payments received	(3,563)	—	(565)	—
Increase in expected cash flows, net	36	1,110	(63)	181
Provision for loan losses	—	—	—	—
Balance, end of period	$1,124	$1,176	$2,644	$2,073
(1) Amounts include activity from July 31, 2018 (acquisition date) through December 31, 2018.

Loan Held for Sale. Loans held for sale typically consist of the guaranteed portion of SBA 7(a) loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans, commercial and industrial loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At December 31, 2019, loans held for sale were $7.7 million a decrease of $20.3 million from $28.0 million at December 31, 2018. The decrease in loans held for sale during 2019 was primarily attributable to the origination of $33.3 million in loans, offset by the sale of loans with an aggregate carrying value of $63.9 million. In addition, $10.2 million of loans held for investment were transferred to loans held for sale during the year ended December 31, 2019. At December 31, 2019 and 2018, loans held for sale consisted entirely of SBA 7(a) loans. At December 31, 2019 and 2018, the fair value of loans held for sale totaled $8.4 million and $29.2 million.

Servicing Asset and Loan Servicing Portfolio. We sell loans in the secondary market and, for certain loans retain the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $278.6 million and $288.2 million at December 31, 2019 and 2018. The loan servicing portfolio includes SBA loans serviced for others of $214.8 million and $198.4 million for which there is a related servicing asset of $3.2 million and $3.2 million at December 31, 2019 and 2018. Consideration for each SBA loan sale includes the cash received and a related servicing asset.

In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions of $63.8 million and $89.8 million for which there is no related servicing asset at December 31, 2019 and 2018.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition in 2018, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $5.7 million at December 31, 2019. Goodwill is tested for impairment no less than annually or more frequently when circumstances arise indicating impairment may have occurred. The Company evaluated goodwill for impairment and concluded there was no impairment as of December 31, 2019 and 2018.

Deposits

The following table presents the ending balance and percentage of deposits as of the periods indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$626,569	47.7%	$546,713	43.7%	$235,584	30.4%
Interest-bearing deposits:
Interest checking (1)	167,581	12.8%	129,884	10.4%	200,587	26.0%
Money market (2)	319,694	24.2%	296,085	23.6%	95,598	12.4%
Savings	27,091	2.1%	39,154	3.1%	76,514	9.9%
Retail time deposits	97,220	7.4%	151,995	12.1%	71,014	9.2%
Wholesale time deposits	75,538	5.8%	88,508	7.1%	93,382	12.1%
	$1,313,693	100.0%	$1,252,339	100.0%	$772,679	100.0%

(1)	Included brokered deposits of $33.0 million at December 31, 2019. There were no brokered deposits at December 31, 2018 and December 31, 2017.

(2)	Included brokered money market deposits of $15.1 million, $21.6 million and $1 thousand at December 31, 2019, 2018 and 2017.

Total deposits increased $61.4 million to $1.31 billion at December 31, 2019 from $1.25 billion at December 31, 2018. The increase in deposits was primarily a result of higher noninterest-bearing demand deposits of $79.9 million and interest-bearing non-maturity deposits of $49.2 million, offset by reductions in time deposits of $67.7 million. The increase in noninterest-bearing demand deposits and interest-bearing non-maturity deposits is attributed primarily to our continued growth of our relationships related to our core deposits in addition to participating in a new non-maturity brokered deposit program in 2019. The decrease in time deposits includes a $54.8 million decrease in retail time deposits due to maturities that were not renewed at our current offer rates and a $13.0 million decrease in wholesale time deposits due to our strategy of lowering our cost of funds. At December 31, 2019, noninterest-bearing deposits represented 47.7% of total deposits compared to 43.7% at December 31, 2018.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. At December 31, 2019, brokered time deposits totaled $50.4 million, of which $32.6 million are callable, and the weighted average remaining maturity, including call options, is 1.2 years. At December 31, 2018, brokered time deposits totaled $53.4 million. At December 31, 2019, collateralized time deposits from the State of California totaled $25.1 million compared to $35.1 million at December 31, 2018. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Refer to Note 9 - Deposits and Note 10 - Borrowing Arrangements to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

The Company’s ten largest depositor relationships accounted for approximately 28.2% and 25.2% of total deposits at December 31, 2019 and 2018.

The following table shows the maturities of time deposits greater than $250,000 at December 31, 2019:

December 31, 2019
(dollars in thousands)
Three months or less	$29,462
Over three months through six months	16,156
Over six months through twelve months	9,924
Over twelve months	6,151
$61,693

Borrowings

In addition to deposits, we use borrowings, including short-term and long-term FHLB advances, Federal Reserve secured lines of credit, federal funds unsecured lines of credit, and floating rate senior secured notes, as secondary sources of funds to meet our liquidity needs. At December 31, 2019, borrowings totaled $90.0 million which were secured fixed-rate term FHLB advances that mature in March 2020 and June 2021, and there were no overnight borrowings. At December 31, 2018, borrowings totaled $105.0 million which included $90.0 million of overnight FHLB advances and $15.0 million of unsecured Federal fund purchases. At December 31, 2019 and 2018, senior secured notes were $9.6 million and $8.5 million. The following table presents the ending balance of borrowings and senior secured notes as of the periods indicated:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
FHLB Advances	$90,000	$90,000
Federal funds purchased	—	14,998
Borrowings	$90,000	$104,998

Senior secured notes	$9,600	$8,450

Federal Home Loan Bank Secured Line of Credit. At December 31, 2019, the Bank has a secured line of credit of $407.3 million from the FHLB, of which $229.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2019, the Bank had pledged $1.1 billion of loans under a blanket lien, of which $738.0 million was considered as eligible collateral under this borrowing agreement. The Bank had a short term fixed-rate advance of $60.0 million that matures in March 2020 with a weighted average interest rate of 1.72% at December 31, 2019. The Bank also had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at December 31, 2019. There were no short term and long term fixed-rated advances at December 31, 2018. There were no overnight borrowings outstanding under this arrangement at December 31, 2019. Overnight borrowings were $90.0 million with a weighted average interest rate of 2.56% at December 31, 2018.

In addition, at December 31, 2019, the Bank used $87.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. The following table presents certain information with respect to only our FHLB borrowings as of the periods indicated.

	2019	2018	2017
	(dollars in thousands)
FHLB Advances:
Average amount outstanding during the period	$49,277	$22,707	$20,384
Maximum month-ending amount outstanding during the period	$210,000	$90,000	$60,000
Balance, end of period	$90,000	$90,000	$20,000
Weighted average interest rate, end of period	1.79%	2.56%	1.41%
Weighted average interest rate during the period	2.29%	1.76%	1.16%

Federal Reserve Bank Secured Line of Credit. At December 31, 2019, the Bank had a secured line of credit of $177.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At December 31, 2019, the Bank had pledged qualifying loans with an unpaid principal balance of $252.4 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at the Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the years ended December 31, 2019 and 2018.

Federal Funds Unsecured Lines of Credit. The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at December 31, 2019 and $15.0 million at December 31, 2018. The following table presents certain information with respect to only our federal funds unsecured lines of credit as of the periods indicated.

	2019	2018	2017
	(dollars in thousands)
Federal Funds Unsecured Lines of Credit:
Average amount outstanding during the period	$631	$441	$45
Maximum month-ending amount outstanding during the period	$30,000	$18,000	$14,000
Balance, end of period	$—	$14,998	$—
Weighted average interest rate, end of period	—%	2.64%	—%
Weighted average interest rate during the period	2.69%	2.43%	1.89%

Senior Secured Notes. At December 31, 2019, the holding company has a senior secured revolving line of credit for $25 million. This facility is secured by 100% of the common stock of the Bank. The outstanding balance under this facility totaled $9.6 million with a floating interest rate of 5.00% at December 31, 2019. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $11.9 million and $4.5 million with an average interest rate of 5.68% and 5.46% during 2019 and 2018.

In December 2019, we extended the maturity date of this line of credit from December 22, 2019 to March 22, 2022. The interest rate decreased from Wall Street Journal Prime + 0.25%, floating to Wall Street Journal Prime, floating (effective January 2, 2020). At the same time, the debt covenants were updated and confirmed as follows (i) Bank leverage ratio greater than or equal to 9.0%, (ii) Bank Tier 1 capital ratio greater than or equal to 11.0% and $150.0 million, (iii) Bank total capital ratio greater than or equal to 12.0%, (iv) Bank CET1 capital ratio greater than or equal to 11.0%, (v) Bank trailing twelve months return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 1.0%, (vi) Bank classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii) certain defined Bank liquidity ratios and (viii) specific concentration levels for commercial real estate and construction and land development loans.

At December 31, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $15.4 million. One of our executives is also a member of the lending bank's Board of Directors.

Shareholders’ Equity

Total shareholders’ equity increased $13.7 million, or 5.5%, to $261.8 million at December 31, 2019 from $248.1 million at December 31, 2018. The increase in shareholders' equity is primarily due to $27.8 million in net earnings, $1.9 million of share-based compensation, $2.6 million of stock options exercised and $693 thousand related to changes in the fair value of investment securities, available-for-sale and the resulting impact on accumulated other comprehensive income, partially offset by $9.9 million in cash dividends, and $9.4 million in stock repurchases during 2019.

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

Holding Company Liquidity

As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand, which was approximately $337 thousand at December 31, 2019, a $25.0 million secured revolving line of credit of which $15.4 million was available at December 31, 2019, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. Our ability to declare dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our secured line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $19.0 million in dividends to the holding company during 2019. Refer to - Regulatory Capital and Dividends in this MD&A for dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits at other banks, other investments with a remaining maturity of one year or less, unpledged available-for-sale and equity securities, held-to-maturity securities and fully funded loans held for sale) divided by total assets. Using this definition, at December 31, 2019, our liquidity ratio was 12%.

Our objective is to ensure adequate liquidity at all times by maintaining liquid assets, gathering deposits and arranging for secondary sources of funding. Having too little liquidity can present difficulties in meeting commitments to fund loans or honor deposit withdrawals. Having too much liquidity can result in lower income because highly liquid assets are short-term in nature and generally yield less than long-term assets. A proper balance is the goal of management and the Board of Directors, as administered by various policies and guidelines. Our policy was updated during the third quarter of 2019 to require a minimum daily liquidity ratio of 11%. Previously, our policy required that we maintain a sufficient level of daily on balance sheet liquidity and achieve a liquidity ratio of 15% as of each month end.

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $60.4 million and $342 thousand. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash (used in) provided by investment activities for the years ended December 31, 2019 and 2018 was $(126.7) million and $3.6 million. For the year ended December 31, 2019, the primary components of cash flows used in investing activities was the net increase in loans, which totaled $128.7 million. For the year ended December 31, 2018, the primary components of cash flows provided by investing activities was the $111.0 million in cash acquired as part of the PCB acquisition, partially offset by a net increase in loans, which totaled $103.8 million, and purchase of restricted stock investments of $6.9 million.

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $30.8 million and $90.3 million. For the year ended December 31, 2019, cash provided by financing activities primarily results from a $61.4 million increase in deposits, a $1.2 million increase in senior secured notes, and $2.6 million in proceeds from stock option exercises, partially offset by $15.0 million decrease in net borrowings, $9.9 million in cash dividends paid and $9.4 million in stock repurchases. For the year ended December 31, 2018, cash provided by financing activities primarily results from a $4.7 million increase in deposits, a $85.0 million increase in borrowings, a $8.1 million increase in senior secured notes, and $1.1 million in proceeds from stock option exercises, partially offset by $7.6 million in cash dividends paid and $1.1 million in stock repurchases.

Additional sources of liquidity available to us at December 31, 2019 included $229.8 million in remaining secured borrowing capacity with the FHLB, $177.1 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC") and discount window, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $77.0 million.

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

Stock Repurchase Plan

On December 3, 2018, we announced a stock repurchase plan, providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares (the "repurchase plan"). The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate us to purchase any particular number of shares.

During the fourth quarter of 2019, we repurchased 13,547 shares of its common stock at an average price of $22.80 and a total cost of $309 thousand under the stock repurchase program. For the year ended December 31, 2019, we repurchased 429,817 shares at an average price of $21.64 and a total cost of $9.3 million. The remaining number of shares authorized to be repurchased under this program was 733,900 shares at December 31, 2019.

Contractual Obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2019.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,140,935	$1,140,935	$—	$—	$—
Time deposits (1)	172,758	137,939	30,355	4,464	—
Borrowings	90,000	60,000	30,000	—	—
Senior secured notes	9,600	—	9,600	—	—
Operating lease obligations	7,334	2,347	4,164	823	—
	$1,420,627	$1,341,221	$74,119	$5,287	$—
(1) Includes $32.6 million of callable brokered deposits based on their contractual maturity dates.

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

At December 31, 2019, we had unused loan commitments of $376.9 million, standby letters of credit of $7.6 million and commitments to contribute capital to a low income housing tax credit project partnership of $1.7 million and other CRA investments of $236 thousand. At December 31, 2018, we had unused loan commitments of $375.8 million, standby letters of credit of $4.0 million and commitments to contribute capital to other CRA investments of $385 thousand.

As of December 31, 2019, the Company had in place $87.5 million in letters of credit from the FHLB to meet collateral requirements for deposits from the State of California and other public agencies.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules.” The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Specifically, the capital conservation buffer was subject to a three-year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.50%. The net unrealized gain or loss on investment securities available-for-sale is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and Common Tier 1 Capital ("CET1") (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject, and is categorized as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category) by the FDIC. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In	For Well Capitalized Requirement
December 31, 2019:
Total Capital (to risk-weighted assets)	14.03%	8.00%	10.500%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.04%	6.00%	8.500%	8.00%
CET1 Capital (to risk-weighted assets)	13.04%	4.50%	7.000%	6.50%
Tier 1 Capital (to average assets)	12.01%	4.00%	4.000%	5.00%

December 31, 2018:
Total Capital (to risk-weighted assets)	14.18%	8.00%	9.875%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.26%	6.00%	7.875%	8.00%
CET1 Capital (to risk-weighted assets)	13.26%	4.50%	6.375%	6.50%
Tier 1 Capital (to average assets)	12.03%	4.00%	4.000%	5.00%

At December 31, 2019, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement from $1 billion to $3 billion. The Relief Act tasked federal banking regulators to develop a community bank leverage ratio (the “CBLR”) applicable to certain depository institutions and depository institution holding companies with total consolidated assets of less than $10 billion. On September 17, 2019, the federal banking regulators adopted a final rule as required by the Relief Act that provides for a simple measure of capital adequacy for certain community banking organizations. This final rule will become effective on January 1, 2020.

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

Even though a banking organization meets the above-stated criteria, federal banking regulators have reserved the authority to disallow the use of the CBLR framework by a depository institution or depository institution holding company, based on the risk profile of the banking organization. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. Currently, the Company qualifies as a “qualifying community banking organization” under these rules and we plan to opt into the CBLR framework.

Dividends

Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

The following table sets forth per share dividend amounts declared for the periods indicated:

	Year Ended December 31,
Dividends declared:	2019	2018
Fourth quarter	$0.25	$0.20
Third quarter	$0.20	$0.20
Second quarter	$0.20	$0.20
First quarter	$0.20	$0.20

The ability of the holding company and the Bank to pay dividends is limited by federal and state laws, regulations and policies of their respective banking regulators. California law allows a California corporation, such as the holding company, to pay dividends if retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if, immediately after the dividend, the value of its assets would equal or exceed the sum of its total liabilities. Policies of the Federal Reserve, our primary federal regulator, also limit the amount of dividends that bank holding companies may pay to income available over the past year, and only if prospective earnings retention is consistent with the institution's expected future needs and financial condition and consistent with the Federal Reserve's principle that bank holding companies should serve as a source of strength to their banking subsidiaries.

The holding company's primary source of funds is dividends from the Bank, as well as availability under our $25 million secured line of credit. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (x) the retained earnings of the Bank; (y) the net income of the Bank for its last fiscal year; or (z) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. Further, as a Federal Reserve-member bank, the Bank is prohibited from declaring or paying a dividend if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition and Income in the absence of prior regulatory and shareholder approvals.

Summary of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A description of selected critical accounting policies that are of particular significance to us include:

Business Combinations

Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

The Company accounts for merger-related costs, which may include advisory, legal, accounting, valuation, and other professional or consulting fees, as expenses in the periods in which the costs are incurred and the services are received.

Goodwill and Other Intangible Assets

Goodwill and other identifiable intangible assets are tested for impairment no less than annually in the fourth quarter of each year or when circumstances arise indicating impairment may have occurred. In determining whether impairment has occurred, we consider a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized in the accompanying consolidated statements of income. There was no impairment recognized related to goodwill or other identifiable intangible assets for the years ended December 31, 2019 and 2018.

Core deposit intangible ("CDI") is a measure of the value of depositor relationships resulting from the acquisition of PCB. CDI is amortized on an accelerated method over an estimated useful life of approximately 10 years.

Allowance for Loan Losses

The allowance for loan losses ("ALLL") is a valuation allowance for probable incurred credit losses inherent within the loan portfolio as of the balance sheet date. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when we believe available information confirms that specific loans, or portions thereof, are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

We determine a separate allowance for each portfolio segment. Portfolio segments identified by us include construction and land development, real estate, commercial and industrial, SBA loans and consumer loans. The allowance consists of specific and general reserves.

Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, less estimated selling costs.

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

Acquired non-PCI loans are recorded at fair value on the date of acquisition with no carryover of the related allowance balance. The premium or discount estimated through the loan fair value calculation is recognized into interest income on an effective interest method or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired non-PCI loans, in excess of the remaining discount will be recognized in the allowance through the provision for loan losses.

Loan Sales and Servicing of Financial Assets

We originate SBA loans and sell the guaranteed portions in the secondary market. Servicing assets are recognized separately when they are acquired through sale of loans. Servicing assets are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model uses assumptions that market participants would use in estimating the net income stream from the servicing assets, such as the servicing fees, costs to service, discount rates and prepayment speeds. We compare the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the asset as compared to the carrying amount. Impairment is determined by stratifying servicing assets into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, we review the total servicing asset. A valuation allowance is recorded when the fair value is below the carrying amount of the total servicing asset. If we later determine that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase in income. The fair values of servicing assets are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and changes in the discount rates.

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
Refer to Note 11 - Income Taxes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. The market transition away from LIBOR to an alternative reference rates is complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. For more information, refer to Part I, Item 1A - "Risk Factors".

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

Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At December 31, 2019, we were "asset sensitive."

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of December 31, 2019:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$92,003	22.4%	$356,361	6.6%
Up 200 basis points	$86,281	14.8%	$349,645	4.6%
Up 100 basis points	$80,394	7.0%	$341,283	2.1%
Base	$75,138	—	$334,262	—
Down 100 basis points	$71,069	(5.4)%	$330,891	(1.0)%
Down 200 basis points	$68,519	(8.8)%	$329,499	(1.4)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
First Choice Bancorp and Subsidiary
Cerritos, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of First Choice Bancorp and Subsidiary (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2020 expressed an unmodified opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019.

Laguna Hills, California
March 13, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
First Choice Bancorp and Subsidiary
Cerritos, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Choice Bancorp and Subsidiary (the "Company") as of December 31, 2018, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We served as the Company’s auditor since 2014.

Laguna Hills, California
March 25, 2019

First Choice Bancorp and Subsidiary
Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$27,359	$17,874
Interest-bearing deposits at other banks	134,442	176,502
Federal funds sold	—	3,000
Total cash and cash equivalents	161,801	197,376
Securities available-for-sale, at fair value	26,653	29,543
Securities held-to-maturity, at cost	5,056	5,322
Equity securities, at fair value	2,694	2,538
Restricted stock investments, at cost	12,986	12,855
Loans held for sale, at lower of cost or fair value	7,659	28,022
Loans held for investment	1,374,675	1,250,981
Allowance for loan losses	(13,522)	(11,056)
Loans held for investment, net	1,361,153	1,239,925
Accrued interest receivable	5,451	5,069
Premises and equipment	1,542	1,973
Servicing asset	3,202	3,186
Deferred taxes, net	6,163	8,666
Goodwill	73,425	73,425
Core deposit intangible	5,728	6,576
Other assets	16,811	8,025
TOTAL ASSETS	$1,690,324	$1,622,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$626,569	$546,713
Money market, interest checking and savings	514,366	465,123
Time deposits	172,758	240,503
Total deposits	1,313,693	1,252,339
Borrowings	90,000	104,998
Senior secured notes	9,600	8,450
Accrued interest payable and other liabilities	15,226	8,645
Total liabilities	1,428,519	1,374,432
Commitments and contingencies - Note 12
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,635,531 at December 31, 2019 and 11,726,074 at December 31, 2018	216,398	217,514
Additional paid-in capital	3,493	7,269
Retained earnings	41,920	23,985
Accumulated other comprehensive loss - net	(6)	(699)
Total shareholders’ equity	261,805	248,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,690,324	$1,622,501

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2019	2018
	(dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$86,207	$61,075
Interest on investment securities	853	922
Interest on deposits in other financial institutions	2,405	1,872
Dividends on restricted stock investments	889	508
Total interest and dividend income	90,354	64,377
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	4,998	4,364
Interest on time deposits	5,273	3,686
Interest on borrowings	1,143	412
Interest on senior secured notes	678	248
Total interest expense	12,092	8,710
Net interest income	78,262	55,667
Provision for loan losses	2,800	1,520
Net interest income after provision for loan losses	75,462	54,147
NONINTEREST INCOME
Gain on sale of loans	3,674	1,505
Service charges and fees on deposit accounts	1,942	1,241
Net servicing fees	850	509
Other income	1,234	355
Total noninterest income	7,700	3,610
NONINTEREST EXPENSE
Salaries and employee benefits	25,691	18,077
Occupancy and equipment	5,406	3,049
Data processing	2,864	2,293
Professional fees	1,633	1,598
Office, postage and telecommunications	1,032	938
Deposit insurance and regulatory assessments	392	460
Loan related	694	483
Customer service related	1,755	865
Merger, integration and public company registration costs	—	5,385
Amortization of core deposit intangible	848	332
Other expenses	2,925	2,712
Total noninterest expense	43,240	36,192
Income before taxes	39,922	21,565
Income taxes	12,074	6,435
Net income	$27,848	$15,130
Net income per share:
Basic	$2.38	$1.66
Diluted	$2.36	$1.64
Weighted-average common shares outstanding:
Basic	11,586,651	9,015,203
Diluted	11,687,089	9,143,242

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018
Net income	$27,848	$15,130
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in net unrealized gain (loss) on available-for-sale securities	985	(258)
Related income taxes:
Income tax (expense) benefit related to net unrealized holding gains (losses)	(292)	77
Total other comprehensive income (loss)	693	(181)
Total comprehensive net income	$28,541	$14,949

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statement of Shareholders’ Equity
Year Ended December 31, 2019

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands, except share and per share data)
Balance at December 31, 2017	—	$—	7,260,119	$87,837	$1,940	$16,459	$(542)	$105,694
Cumulative effects of changes in accounting principles (1)	—	—	—	—	—	(24)	24	—
Net income	—	—	—	—	—	15,130	—	15,130
Stock and fair value of replacement awards issued in connection with business combination	—	—	4,386,816	125,902	7,371	—	—	133,273
Cash dividends ($0.80 per share)	—	—	—	—	—	(7,584)	—	(7,584)
Stock-based compensation	—	—	—	—	1,705	4	—	1,709
Issuance of restricted shares, net	—	—	24,682	—	—	—	—	—
Vesting of restricted shares	—	—	—	1,628	(1,628)	—	—	—
Repurchase of shares in settlement of restricted stocks	—	—	(12,419)	—	(308)	—	—	(308)
Exercise of stock options, net	—	—	103,159	2,939	(1,811)			1,128
Common stock repurchased under authorized stock repurchase program	—	—	(36,283)	(792)	—	—	—	(792)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(181)	(181)
Balance at December 31, 2018	—	$—	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069

Net income	—	—	—	—	—	27,848	—	27,848
Cash dividends ($0.85 per share)	—	—	—	—	—	(9,927)	—	(9,927)
Stock-based compensation	—	—	—	—	1,935	14	—	1,949
Exercise of stock options, net	—	—	245,295	6,890	(4,297)			2,593
Issuance of restricted shares, net	—	—	99,605	—	—	—	—	—
Vesting of restricted shares	—	—	—	1,414	(1,414)	—	—	—
Repurchase of shares in settlement of restricted stocks	—	—	(5,626)	(120)	—	—	—	(120)
Common stock repurchased under authorized stock repurchase program	—	—	(429,817)	(9,300)	—	—	—	(9,300)
Other comprehensive income, net of taxes	—	—	—	—	—	—	693	693
Balance at December 31, 2019	—	$—	11,635,531	$216,398	$3,493	$41,920	$(6)	$261,805

(1) Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".
See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$27,848	$15,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	916
Amortization of premiums of investment securities	178	191
Amortization of servicing asset	1,124	1,032
Provision for loan losses	2,800	1,520
(Reversal of) provision for losses - unfunded commitments	(200)	53
Gain on sale of loans	(3,674)	(1,505)
Loss on disposal of fixed assets	31	8
Impairment charges of fixed assets and right-of-use assets	1,207	—
Loans originated for sale	(33,277)	(45,157)
Proceeds from loans originated for sale	67,554	26,484
Accretion of net discounts and deferred loan fees, net	(6,695)	(4,429)
Change in fair value of equity securities	(82)	120
Deferred income taxes	2,211	201
Increase in impact of change in Federal tax rate on deferred taxes assets	—	(226)
Stock-based compensation	1,949	1,709
Appreciation of Bank Owned Life Insurance	(107)	(46)
(Increase) decrease in other items, net	(2,212)	4,341
Net cash provided by operating activities	60,363	342
INVESTING ACTIVITIES
Cash acquired in business combination	—	111,035
Proceeds from maturities and paydowns of securities available-for-sale	4,705	4,099
Proceeds from maturities and paydowns of securities held-to-maturity	253	39
Purchases of securities available-for-sale	(995)	(2,929)
Proceeds from sale of securities available-for-sale	—	1,237
Net increase in loans	(128,713)	(103,769)
Purchases of Federal Reserve and FHLB stock	(131)	(6,946)
Proceeds from redemption of Federal Reserve stock	—	1,879
Purchases of equity investment	(959)	(209)
Proceeds from disposal of premises and equipment	—	6
Purchases of premises and equipment	(850)	(817)
Net cash (used in) provided by investing activities	(126,690)	3,625
FINANCING ACTIVITIES
Net increase in deposits	61,354	4,735
Net (decrease) increase in short term borrowings	(74,998)	84,998
Proceeds from long term FHLB borrowings	60,000	—
Increase in senior secured notes	1,150	8,100
Cash dividends paid	(9,927)	(7,584)
Repurchases of shares	(9,420)	(1,100)
Proceeds from exercise of stock options, net	2,593	1,128
Net cash provided by financing activities	30,752	90,277
(Decrease) increase in cash and cash equivalents	(35,575)	94,244
Cash and cash equivalents, beginning of period	197,376	103,132
Cash and cash equivalents, end of period	$161,801	$197,376

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$12,054	$8,657
Taxes paid	$11,098	$4,100
Noncash investing and financing activities:
Transfers of loans from held for investment to held for sale	$10,249	$2,708
Servicing rights asset recognized	$1,140	$546
Transfer of securities available-for-sale to equity securities	$—	$2,540
Issuance of common stock for acquisition, including stock option consideration	$—	$133,273
See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. References herein to “First Choice Bancorp,” “Bancorp,” or the “holding company,” refer to First Choice Bancorp on a standalone basis. The words “we,” “us,” “our,” or the “Company” refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank on a stand-alone basis.

Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through nine full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties. Effective May 17, 2019, the Little Tokyo branch was closed and consolidated with the 6th and Figueroa branch located in downtown Los Angeles and the San Diego branch operations were consolidated into the Carlsbad branch. The San Diego location remains as a loan production office.

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

As a California-chartered member bank, the Bank is primarily regulated by the California Department of Business Oversight (the “DBO”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”).

First Choice Bancorp's stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 13, 2020, which is the date the consolidated financial statements were available to be issued.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, First Choice Bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain immaterial reclassifications have been made to the December 31, 2018 consolidated financial statements to conform to the 2019 presentation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions and the valuation of deferred tax assets.

Accounting Standards Adopted in 2019

The Company adopted ASU 2016-02, Leases (Topic 842) and ASU 2018-11, Leases (Topic 842): Targeted Improvements, referred to herein as Topic 842, effective January 1, 2019. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities are required to recognize ROU assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard.

Upon adoption, the Company elected to use the modified retrospective transition approach and recorded ROU assets of $6.0 million and lease liabilities of $6.1 million at the date of adoption with no adjustment to opening equity. The Company elected to apply the package of practical expedients which permits entities to not reassess: (i) whether any expired or existing contracts contain a lease; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any existing leases qualify for capitalization under the amended guidance. The Company also elected not to include short-term leases (leases with initial terms of 12 months or less) in the consolidated balance sheets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are sold for one-day periods.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. These reserve requirements were zero at December 31, 2019 and 2018. The Company was in compliance with its reserve requirements as of December 31, 2019.

The Company maintains amounts due from other banks, which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investments and Equity Securities with Readily Determinable Fair Values

Investments held-to-maturity. Investments in debt securities, such as bonds, notes, and debentures, are classified as held-to-maturity and reported at cost, adjusted for premiums and discounts, when management has the positive intent and ability to hold such investments to maturity. Premiums or discounts on held-to-maturity investments are amortized or accreted into interest income using the interest method.

Investments available-for-sale. Investments in debt securities not classified as trading securities nor as held-to-maturity are classified as available-for-sale investments and recorded at fair value. Unrealized gains or losses on available-for-sale investments are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity. Premiums or discounts on available-for-sale investments are amortized or accreted into interest income using the interest method. Realized gains or losses on sales of available-for-sale investments are recorded using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the consolidated financial condition and near-term prospects of the issuer. Management also assesses whether (i) it has the intent to sell, or (ii) it is more likely than not that it will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment charge to earnings.

Equity securities. With the adoption of ASU 2016-01 on January 1, 2018, equity investments with a readily determinable fair value are measured at fair value at the end of each reporting period and changes in fair value are recognized in net income as a component of other noninterest income. Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $24 thousand in net unrealized losses from AOCI to retained earnings.

Restricted Stock and Equity Investments

Restricted stock investments are comprised of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve stock, and are required investments based on the level of the Bank's assets, capital and/or capital surplus. FHLB and Federal Reserve stocks are carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for these stocks as they have no quoted market value, they are a required investment and they are expected to be redeemed at par value. Both cash and stock dividends are reported as a component of interest and dividend income.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") and other qualified CRA equity investments. These investments do not have a readily determinable fair value, and in accordance with ASU 2016-01, they are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any impairment will be recorded through earnings, with related disclosures to be made. These investments are included in other assets in the accompanying consolidated balance sheets.

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

Loans Held for Investment

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of deferred loan origination fees and costs, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield using the effective interest method or straight-line method over the contractual life of the loans or taken into interest income when the related loans are paid off or sold. Amortization of deferred loan origination fees and costs are discontinued when a loan is placed on nonaccrual status. Unamortized premiums or discounts on purchased loans are amortized or accreted to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan. When a loan is placed on nonaccrual status, interest income is discontinued and all unpaid accrued interest is reversed against interest income.

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

Allowance for Loan Losses

The allowance for loan losses ("ALLL") is a valuation allowance for probable incurred credit losses inherent within the loan portfolio as of the balance sheets date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. This methodology for determining charge-offs is consistently applied to each portfolio segment. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when we believe available information confirms that specific loans, or portions thereof, are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

We determine a separate allowance for each portfolio segment. Portfolio segments identified by us include construction and land development, real estate, commercial and industrial, SBA loans and consumer loans. The allowance consists of specific and general reserves. The allowance consists of specific and general reserves.

Specific reserves relate to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral, less estimated selling costs.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition and legal and regulatory requirements.

Acquired non-PCI loans are recorded at fair value on the date of acquisition with no carryover of the related allowance balance. The premium or discount estimated through the loan fair value calculation is recognized into interest income on an effective interest method or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired non-PCI loans, in excess of the remaining discount will be recognized in the allowance through the provision for loan losses.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is sufficient to absorb probable losses associated with the Company’s commitment to extend credit and standby letters of credit. Management determines the appropriate reserve for unfunded commitments based upon reviews of credit evaluations, prior loss experience, expected future usage of unfunded commitments for the various loan types and other relevant factors. The reserve for unfunded commitments is based on estimates, and ultimate losses may vary from the current estimates. Provisions for unfunded commitment losses are included in other noninterest expense and added to the reserve for unfunded commitments, which is included in the Other Liabilities of the consolidated balance sheets.

Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned and other assets acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary. Other real estate owned and other foreclosed assets are carried at the lower of the Company’s carrying value of the property or its fair value. Fair value is generally based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses of such assets, net of related income, and gains and losses on their disposition are included in noninterest expenses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to noninterest expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in noninterest expense. Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment loss recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and reflected in noninterest expense.

Leases

The Company determines if an arrangement contains a lease at contract inception and recognize a ROU asset and operating lease liability based on the present value of lease payments over the lease term. While the operating leases may include options to extend the term, these options are not included when calculating the ROU asset and lease liability unless we are reasonably certain we will exercise such options. Most of the leases do not provide an implicit rate and, therefore, the Company determines the present value of lease payments by using our incremental borrowing rate, currently our FHLB secured borrowing rate for the remaining lease term, and other information available at lease commencement. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components for which it has elected to account for as a single lease component. The Company may sublease its leased assets to an unrelated third party. Rental income received from the sublease is included in noninterest income and recorded on a straight-line basis over the term of the sublease. Refer to – Accounting Standards Adopted in 2019 below and Note 7. Leases for further discussion on our leasing arrangements and related accounting.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect in the consolidated financial statements.

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

Loan Sales and Servicing of Financial Assets

The Company originates SBA loans and sells the guaranteed portion in the secondary market. Servicing assets are recognized separately when they are acquired through sale of loans. Servicing assets are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model uses assumptions that market participants would use in estimating the net income stream from the servicing assets, such as the servicing fees, costs to service, discount rates and prepayment speeds. Servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment by comparing their fair values to carrying amounts. Impairment is determined by stratifying servicing assets into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company reviews the total servicing asset. A valuation allowance is recorded when the fair value is below the carrying amount of the total servicing asset. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase in income. The fair values of servicing assets are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and changes in the discount rates.

Servicing fee income, which is reported in the consolidated statements of income in net servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing assets and changes in the valuation allowance are netted against loan servicing income.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

The Company accounts for merger-related costs, which may include advisory, legal, accounting, valuation, and other professional or consulting fees, as expenses in the periods in which the costs are incurred and the services are received.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company has selected to perform its annual impairment test in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the years ended December 31, 2019 and 2018.

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

Advertising Costs

The Company expenses the costs of advertising in the year incurred. Total advertising costs were $43 thousand and $44 thousand for the years ended December 31, 2019 and 2018.

Stock-Based Compensation

Compensation cost is measured for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black–Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period, on a straight-line basis. Upon the adoption of ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures of stock–based awards as they occur. Excess tax benefits and tax deficiencies relating to stock–based compensation are recorded as income tax expense or benefit in the consolidated statements of income when incurred. Dividends are paid on nonvested restricted stock awards and are charged to equity. Dividends previously paid on nonvested restricted stock awards are charged to compensation expense at time of forfeiture.

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

Uncertain tax positions taken or expected to be taken on a tax return can only be recognized if the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense in the consolidated statements of income.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated using the two-class method since the Company has issued share-based payment awards considered participating securities because they are the entitled holders to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options and non-vested restricted common shares using the treasury stock method.

Comprehensive Income

Changes in unrealized gains and losses on investment securities available-for-sale is the only component of AOCI for the Company.

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

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL". This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company is considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. Management continues to have a cross functional committee in place to oversee the project, has selected software to implement the new guidance, and has engaged an existing third-party service provider to assist in implementation. The Company has completed data gap analyses, developed initial modeling assumptions, and run a high level sensitivity analysis. The Company expects to run parallel calculations, testing, and further sensitivity analysis beginning in the first quarter of 2020. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the current goodwill impairment test. Step 2 currently measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On October 16, 2019, the FASB delayed the effective date of ASU 2017-04 for smaller reporting companies, private companies and other non-SEC filers. We are considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact to the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company will adopt this guidance on January 1, 2020. The adoption of ASU 2018-13 is not expected to have a material impact to the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 will be effective on January 1, 2020, including interim periods within the years of adoption although early adoption is permitted. The adoption of ASU 2018-15 is not expected to have a material impact to the Company's consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (ASU 2019-05). The amendments in this Update provide entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326) on January 1, 2023. The Company has not yet determined the potential impact of the adoption of ASU 2019-05 to the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326). The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for troubled debt restructurings ("TDRs"). This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326) on January 1, 2023. The Company has not yet determined the potential impact of the adoption of ASU 2019-11 to the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years after December, 31, 2020. The Company plans to adopt this guidance on January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact to the Company's consolidated financial statements.

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

In the aggregate, we issued 4,386,816 shares of First Choice Bancorp's common stock in exchange for the outstanding shares of PCB common stock. In addition, we issued 420,393, in the aggregate, in replacement vested stock awards with a fair value of $7.4 million to PCB directors, officers and employees. The PCB directors, officers and employees that did not continue to work with the Company had the option to receive either a rollover stock option or cash equal to the value of their PCB stock options, and after such elections were made, 278,096 rollover stock options were issued and exercisable into shares of the Company's common stock, and no cash was issued. For the remaining PCB directors, officers and employees that continued to work with the Company, their stock options were converted into rollover stock options exercisable into 142,297 shares of the Company's common stock.

PCB was headquartered in Los Angeles, California, with $544.7 million in total assets, $414.9 million in gross loans and $474.8 million in total deposits as of July 31, 2018. PCB had six full-service branches in Los Angeles and San Diego Counties, including its operating division, ProAmérica Bank, in Downtown Los Angeles. The acquisition of PCB provided the Company with the opportunity to further serve our existing customers and to expand our footprint in Southern California to the Mexican border.

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

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at December 31, 2019 and 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$7,480	$20	$(69)	$7,431
Collateralized mortgage obligations	10,571	52	(25)	10,598
SBA pools	8,610	58	(44)	8,624
	$26,661	$130	$(138)	$26,653

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$9	$—	$3,351
Mortgage-backed securities	1,714	27	(15)	1,726
	$5,056	$36	$(15)	$5,077

December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$9,177	$—	$(333)	$8,844
Collateralized mortgage obligations	11,731	2	(272)	11,461
SBA pools	9,628	—	(390)	9,238
	$30,536	$2	$(995)	$29,543

Securities held-to-maturity:
U.S. Government and agency securities	$3,340	$—	$(122)	$3,218
Mortgage-backed securities	1,982	—	(105)	1,877
	$5,322	$—	$(227)	$5,095

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at December 31, 2019, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,342	3,351	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,714	1,726	26,661	26,653
	$5,056	$5,077	$26,661	$26,653

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the "Due after ten years" category.

At December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no sales of investment securities during the years ended December 31, 2019. There was $1.2 million in sales of investment securities available-for-sale with no realized gains during the year ended December 31, 2018. There were no maturities or calls of any investment securities available-for-sale or held-to-maturity during the years ended December 31, 2019 and 2018. The Company purchased $995 thousand and $2.9 million of investment securities available-for-sale during the years ended December 31, 2019 and 2018.

At December 31, 2019, securities held-to-maturity with a carrying amount of $5.1 million were pledged to the Federal Reserve Bank as discussed in Note 10 – Borrowing Arrangements.

As of December 31, 2019 and 2018, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Twelve Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2019	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(69)	$6,271	$(69)	$6,271
Collateralized mortgage obligations	(2)	1,342	(23)	1,288	(25)	2,630
SBA pools	(44)	3,043	—	—	(44)	3,043
	$(46)	$4,385	$(92)	$7,559	$(138)	$11,944
Securities held-to-maturity:
Mortgage-backed securities	—	—	(15)	790	(15)	790
	$—	$—	$(15)	$790	$(15)	$790
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities	$(20)	$2,397	$(313)	$6,447	$(333)	$8,844
Collateralized mortgage obligations	(3)	1,127	(269)	9,742	(272)	10,869
SBA pools	—	—	(390)	9,238	(390)	9,238
	$(23)	$3,524	$(972)	$25,427	$(995)	$28,951
Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$(122)	$3,218	$(122)	$3,218
Mortgage-backed securities	—	—	(105)	1,877	(105)	1,877
	$—	$—	$(227)	$5,095	$(227)	$5,095

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

Equity Securities with A Readily Determinable Fair Value

At December 31, 2019 and 2018, equity securities with a readily determinable fair value of $2.7 million and $2.5 million represent a mutual fund investment consisting of high quality debt securities and other debt instruments supporting domestic affordable housing and community development. With the adoption of ASU No. 2016-01 on January 1, 2018, the Company recorded a transition adjustment to reclassify $24 thousand in the net unrealized losses from AOCI to retained earnings for these investments. In addition, the Company recognized gross gains of $82 thousand and gross losses of $74 thousand related to changes in fair value for the years ended December 31, 2019 and 2018.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At December 31, 2019 and 2018, the Bank owned $6.1 million of FHLB stock, which is carried at cost. For the year ended December 31, 2019, there were no required purchases of FHLB stock. For the year ended December 31, 2018, the Company received $2.3 million in FHLB stock previously owned by PCB in the PCB acquisition and purchased $226 thousand of FHLB stock. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Federal Reserve Bank of San Francisco, the Bank owned $6.9 million and $6.7 million of Federal Reserve stock, which is carried at cost, at December 31, 2019 and 2018. For the year ended December 31, 2019, the Company purchased $132 thousand of Federal Reserve stock. For the year ended December 31, 2018, the Company purchased $6.7 million of FRB stock in conjunction with becoming a state member bank of FRB on October 1, 2018. The Company evaluated the carrying value of its Federal Reserve stock investment at December 31, 2019 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks
(collectively "Other Bank Stocks") which totaled $1.0 million at December 31, 2019 and 2018 and are reported in other assets in the consolidated balance sheets. For the year ended December 31, 2019, the Company evaluated the carrying value of these restricted securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized. For the year ended December 31, 2018, the Company recognized $46 thousand in losses related to changes in the fair value of these equity securities.

Other Equity Securities Without A Readily Determinable Fair Value

The Company invested in various CRA-related equity investments which totaled $1.3 million and $615 thousand at December 31, 2019 and 2018. The purpose of this investment is to achieve a satisfactory return on capital, and to receive Community Reinvestment Act ("CRA") lending credits. These investments were recorded at cost and were included in other assets in the consolidated balance sheets. For the year ended December 31, 2019, the Company purchased $500 thousand and made additional contributions of $149 thousand related to CRA equity investments. For the year ended December 31, 2018, the Company made contributions of $140 thousand. At December 31, 2019, the Company evaluated the carrying value of these restricted securities and determined that they were not impaired, and no loss recognized related to changes in the fair value of these equity securities.

The Company also committed and invested in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code in 2019. This equity security was recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is being recognized as part of the income tax expense in the consolidated statements of income. At December 31, 2019, the net LIHTC investment totaled $236 thousand. For the year ended December 31, 2019, the Company made capital contributions of $262 thousand. There were no LIHTC investments at December 31, 2018.

At December 31, 2019, the Company evaluated the carrying value of this security and determined that it was not impaired, and no loss recognized related to changes in the fair value of this equity security.

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

At December 31, 2019, the Bank had pledged $1.1 billion of loans with FHLB under a blanket lien, of which $738.0 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $252.4 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve. See Note 10 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The composition of the Company’s loan portfolio at December 31, 2019 and 2018 was as follows:

	December 31, 2019			December 31, 2018
	Loans	PCI Loans	Total	Loans	PCI Loans	Total
	(dollars in thousands)
Construction and land development	$249,504	$—	$249,504	$184,177	$—	$184,177
Real estate:
Residential	43,736	—	43,736	57,443	—	57,443
Commercial real estate - owner occupied	171,487	108	171,595	179,362	132	179,494
Commercial real estate - non-owner occupied	423,823	—	423,823	400,590	1,075	401,665
Commercial and industrial	308,548	463	309,011	281,121	597	281,718
SBA loans	177,080	553	177,633	145,622	840	146,462
Consumer	430	—	430	159	—	159
Loans held for investment, net of discounts	1,374,608	1,124	1,375,732	1,248,474	2,644	1,251,118
Net deferred origination fees	(1,057)	—	(1,057)	(137)	—	(137)
Loans held for investment	$1,373,551	$1,124	$1,374,675	$1,248,337	$2,644	$1,250,981
Allowance for loan losses	(13,522)	—	(13,522)	(11,056)	—	(11,056)
Loans held for investment, net	$1,360,029	$1,124	$1,361,153	$1,237,281	$2,644	$1,239,925

Loans held for investment were comprised of the following components at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(dollars in thousands)
Gross loans held for investment(1)	$1,385,142	$1,263,891
Unamortized net discounts(2)	(9,410)	(12,773)
Net unamortized deferred origination fees	(1,057)	(137)
Loans held for investment	$1,374,675	$1,250,981

(1)
Gross loans held for investment include purchased credit impaired loans with a net carrying value of $1.1 million, or 0.08% of gross loans at December 31, 2019 and $2.6 million, or 0.21% of gross loans at December 31, 2018.

(2)
Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At December 31, 2019, net discounts related to acquired loans totaled $9.4 million of which $6.0 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average remaining life of 4.8 years.

A summary of the changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 follows:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$11,056	$10,497
Provision for loan losses	2,800	1,520
Charge-offs	(579)	(1,149)
Recoveries	245	188
Net charge-offs	(334)	(961)
Balance, end of period	$13,522	$11,056

The following table presents the activity in the allowance for loan losses for the years ended December 31, 2019 and 2018 by portfolio segment:

	Year Ended December 31, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	629	(130)	184	388	969	758	2	2,800
Charge-offs	—	—	—	—	(567)	(12)	—	(579)
Recoveries	—	—	—	—	57	188	—	245
Net (charge-offs) recoveries	—	—	—	—	(510)	176	—	(334)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Reserves:
Specific	$—	$—	$—	$215	$—	$939	$—	$1,154
General	2,350	292	918	2,859	4,145	1,802	2	12,368
	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Loans evaluated for impairment:
Individually	$—	$—	$3,049	$1,368	$229	$6,940	$—	$11,586
Collectively	249,504	43,736	168,438	422,455	308,319	170,140	430	1,363,022
PCI	—	—	108	—	463	553	—	1,124
	$249,504	$43,736	$171,595	$423,823	$309,011	$177,633	$430	$1,375,732

	Year Ended December 31, 2018
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2017	$1,597	$375	$655	$3,136	$3,232	$1,494	$8	$10,497
Provision for (reversal of) loan losses	124	47	79	(450)	805	923	(8)	1,520
Charge-offs	—	—	—	—	(539)	(610)	—	(1,149)
Recoveries	—	—	—	—	188	—	—	188
Net charge-offs	—	—	—	—	(351)	(610)	—	(961)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,721	422	734	2,686	3,686	1,807	—	11,056
	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$89	$1,960	$—	$2,049
Collectively	184,177	57,443	179,362	400,590	281,032	143,662	159	1,246,425
PCI	—	—	132	1,075	597	840	—	2,644
	$184,177	$57,443	$179,494	$401,665	$281,718	$146,462	$159	$1,251,118

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

The risk rating categories of loans held for investment, net of discounts by class of loans, excluding PCI loans, as of December 31, 2019 and 2018 was as follows:

	December 31, 2019
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$249,504	$—	$—	$249,504
Real estate:
Residential	43,736	—	—	43,736
Commercial real estate - owner occupied	161,863	—	9,624	171,487
Commercial real estate - non-owner occupied	421,731	—	2,092	423,823
Commercial and industrial	305,918	—	2,630	308,548
SBA loans	166,820	—	10,260	177,080
Consumer	430	—	—	430
	$1,350,002	$—	$24,606	$1,374,608

(1)	At December 31, 2019, substandard loans included $11.3 million of impaired loans.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$184,177	$—	$—	$184,177
Real estate:
Residential	57,443	—	—	57,443
Commercial real estate - owner occupied	174,505	4,857	—	179,362
Commercial real estate - non-owner occupied	399,457	1,133	—	400,590
Commercial and industrial	269,640	8,341	3,140	281,121
SBA loans	137,740	6,065	1,817	145,622
Consumer	159	—	—	159
	$1,223,121	$20,396	$4,957	$1,248,474

(1)	At December 31, 2018, substandard loans included $1.7 million of impaired loans.

The following tables present past due and nonaccrual loans, net of discounts and excluding PCI loans, by loan class as of December 31, 2019 and 2018:

	December 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$1,471	$290	$—	$—
Commercial real estate - owner occupied	—	—	—	3,049
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	4	2	—	229
SBA loans	—	—	—	6,619
Total	$1,475	$292	$—	$11,265

	December 31, 2018
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$480	$—	$—	$—
Commercial and industrial	3	1	—	89
SBA loans	—	—	—	1,633
Total	$483	$1	$—	$1,722

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any. The following tables present impaired loans, excluding PCI loans, by loan class at December 31, 2019 and 2018:

	December 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,132	$3,049	$3,049	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	229	229	229	—	—
SBA loans	7,344	6,940	4,750	2,190	939
Total	$12,116	$11,586	$8,028	$3,558	$1,154

(1)	Included TDRs on accrual of $321 thousand.

	December 31, 2018
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Commercial and industrial	$178	$89	$89	$—	$—
SBA loans	2,964	1,960	1,960	—	—
Total	$3,142	$2,049	$2,049	$—	$—

(1)	Included TDRs on accrual of $327 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$535	$—	$—	$—
Commercial real estate - non-owner occupied	235	—	—	—
Commercial and industrial	385	—	201	—
SBA loans	3,742	78	1,582	26
Total	$4,897	$78	$1,783	$26

At December 31, 2019 and 2018, the total recorded investment for loans identified as a TDR was approximately $479 thousand and $921 thousand. There were no specific reserves allocated for these loans and the Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2019 and 2018.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreement with a payment plan. During the years ended December 31, 2019 and 2018, there were no new loan modifications resulting in TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the years ended December 31, 2019 and 2018, there was one SBA loan totaling $88 thousand and $95 thousand classified as a TDR for which there was a payment default within twelve months following the modification.

PCI Loans

The following table summarizes the changes in the carrying amount and accretable yield of PCI loans, acquired as part of the PCB acquisition, for the year ended December 31, 2019. Refer to Note 2 - Business Combination for further information.

	Year Ended December 31,
	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(dollars in thousands)
Balance, beginning of period	$2,644	$2,073	$—	$—
Loans acquired	—	—	3,053	2,111
Accretion	2,007	(2,007)	219	(219)
Payments received	(3,563)	—	(565)	—
Increase in expected cash flows, net	36	1,110	(63)	181
Provision for loan losses	—	—	—	—
Balance, end of period	$1,124	$1,176	$2,644	$2,073

Loans Held for Sale

At December 31, 2019 and 2018, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $7.7 million and $28.0 million. At December 31, 2019 and 2018, the fair value of loans held for sale totaled $8.4 million and $29.2 million.

NOTE 5. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. The total loans serviced for others was $278.6 million and $288.2 million at December 31, 2019 and 2018. This includes SBA loans serviced for others of $214.8 million at December 31, 2019 and $198.4 million at December 31, 2018 for which there was a related servicing asset of $3.2 million and $3.2 million, respectively. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $63.8 million and $89.8 million at December 31, 2019 and 2018 for which there is no related servicing assets.

Consideration for each SBA loan sale includes the cash received and a related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in SBA servicing assets relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows.

The servicing asset activity includes additions from SBA loan sales with servicing retained, acquired servicing rights and reductions from amortization as the SBA serviced loans are repaid and servicing fees are earned. Servicing assets with a fair value of $1.1 million as of July 31, 2018 were purchased as part of the PCB acquisition and included in “Additions” in the table below. Refer to Note 2 - Business Combination for further information.

The SBA servicing asset activity is summarized for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$3,186	$2,618
Additions	1,140	1,600
Amortization (1)	(1,124)	(1,032)
Balance, end of period	$3,202	$3,186
(1) Included accelerated amortization of $146 thousand for the year ended December 31, 2019. There was no accelerated amortization for the year ended December 31, 2018.

The fair value of the servicing asset for SBA loans is measured at least quarterly and was $3.2 million and $3.3 million as of December 31, 2019 and 2018. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2019 included discount rates, ranging from 7.7% to 37.6% and a weighted average prepayment speed assumption of 18.7%.

The following table summarizes the estimated change in the value of servicing assets as of December 31, 2019 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(176)
Prepayment speeds	+20%	(335)
Discount rate	+1%	(82)
Discount rate	+2%	(161)

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the years ended December 31, 2019 and 2018 totaled $61.6 million and $25.0 million. Total gains on sale of SBA loans were $3.7 million and $1.5 million for the years ended December 31, 2019 and 2018.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $850 thousand and $509 thousand for the years ended December 31, 2019 and 2018, including contractually specified servicing fees of $2.0 million and $1.5 million, respectively, partially offset by the amortization indicated in the table above.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	December 31,
	2019	2018
	(dollars in thousands)
Construction in progress	$6	$—
Leasehold improvements	1,877	1,987
Furniture, fixtures, and equipment	3,655	3,115
	5,538	5,102
Less: Impairment	(207)	—
Less: Accumulated depreciation and amortization	(3,789)	(3,129)
	$1,542	$1,973

Depreciation expense totaled $860 thousand and $584 thousand for the years ended December 31, 2019 and 2018.

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

All of our leases are operating leases for corporate offices, branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of our operating leases range from 1.1 years to 5.0 years.

Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at our sole discretion. We do not include renewal options in the measurement of ROU assets and lease liabilities unless they are considered reasonably certain of exercise.

Upon adoption of this standard in 2019, we recognized ROU assets of $6.0 million and lease liabilities of $6.1 million. Subsequent to adoption, we recognized $820 thousand impairment of the ROU assets related to the relocation and consolidation of two branches. The impairment of the ROU assets was based on a discounted cash flow of lease payments net of sublease income over the remaining lease term. The balance of ROU assets, net of impairment, and lease liabilities are included in other assets and other liabilities in the consolidated balance sheets. In addition to the ROU impairment related to the branch consolidations, we recognized a $387 thousand impairment of other long lived assets, of which $180 thousand of other long lived assets were disposed of in 2019; both impairment charges are included in occupancy and equipment expense in the consolidated statements of income.

The balance sheet and supplemental information related to our leases at December 31, 2019 are shown below.

Balance Sheet and Supplemental Information
(dollars in thousands)
Operating lease ROU assets classified as other assets	$6,633
Operating lease liability classified as other liabilities	$7,071
Weighted average remaining lease term, in years	3.1
Weighted average discount rate	2.23%

We elected not to separate lease and non-lease components and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance and utilities. The following table represents lease costs and other lease information for the periods indicated:

Year Ended December 31, 2019
(dollars in thousands)
Lease Costs
Operating lease cost	$2,189
Variable lease cost	198
Short-term lease cost	20
Total lease costs	$2,407

Other Information
ROU asset impairment expense	$1,207
Cash paid for amounts included in the measurement of lease liabilities	2,200

Maturities of lease liabilities for the periods indicated:

Twelve Months Ended December 31,	(dollars in thousands)
2020	$2,347
2021	2,210
2022	1,954
2023	649
2024	174
Thereafter	—
Total future minimum lease payments	7,334
Less: Imputed interest	(263)
Present value of net future minimum lease payments	$7,071

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of PCB, we recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. There were no changes in the carrying amount of goodwill during 2019 and 2018. For the year ended December 31, 2019 and 2018, we recognized CDI amortization of $848 thousand and $332 thousand. No impairment was recognized.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Balance, beginning of period	$73,425	$—
Goodwill recognized	—	73,425
Balance, end of period	$73,425	$73,425

Goodwill is tested for impairment no less than annually or more frequently when circumstances arise indicating impairment may have occurred. The Company evaluated goodwill for impairment and concluded there was no impairment as of year-end.

The following table presents the changes in CDI for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$—
Additions	—	6,908
Gross balance, end of period	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	$(332)	$—
Amortization	(848)	(332)
Balance, end of period	(1,180)	(332)
Net core deposit intangible, end of period	$5,728	$6,576

The following table shows the estimated amortization expense for CDI for the periods indicated:

(dollars in thousands)
2020	$771
2021	753
2022	732
2023	707
2024	678
Thereafter	2,087
$5,728

NOTE 9. DEPOSITS

The Company’s ten largest depositor relationships represent approximately 28.2% and 25.2% of total deposits at December 31, 2019 and 2018.

Brokered non-maturity deposits totaled $48.1 million and $21.6 million at December 31, 2019 and 2018. Brokered time deposits totaled $50.4 million and $53.4 million at December 31, 2019 and 2018.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $61.7 million and $109.4 million as of December 31, 2019 and 2018. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2019, total deposits from the State of California and other public agencies totaled $79.5 million, and are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 10 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2020	$137,939
2021	20,298
2022	10,057
2023	4,255
2024	209
Thereafter	—
Total	$172,758

NOTE 10. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

At December 31, 2019, the Bank had a secured line of credit of $407.3 million from the FHLB, of which $229.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2019, the Bank had pledged $1.1 billion of loans under a blanket lien, of which $738.0 million was considered as eligible collateral under this borrowing agreement. The Bank had a short term fixed-rate advance of $60.0 million that matures in March 2020 with a weighted average interest rate of 1.72% at December 31, 2019. In addition, the Bank also had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at December 31, 2019. There were no overnight borrowings outstanding under this arrangement at December 31, 2019. There were no fixed-rated term advances at December 31, 2018. Overnight borrowings were $90.0 million with an interest of 2.56% at December 31, 2018. The average balance of total FHLB borrowings was $49.3 million and $22.7 million with an average interest rate of 2.29% and 1.76% for the years ended December 31, 2019 and 2018.

In addition, at December 31, 2019, the Bank used $87.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Reserve Bank Secured Line of Credit

At December 31, 2019, the Bank had a secured line of credit of $177.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded its existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At December 31, 2019, the Bank had pledged qualifying loans with an unpaid principal balance of $252.4 million and securities held-to-maturity with a carrying value of $5.1 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the years ended December 31, 2019 and 2018.

Federal Funds Unsecured Lines of Credit

The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at December 31, 2019 and $15.0 million at December 31, 2018. The average borrowings were $631 thousand and $441 thousand with an average interest rate of 2.69% and 2.43% for the years ended December 31, 2019 and 2018.
Senior Secured Notes

At December 31, 2019, the holding company has a senior secured revolving line of credit for $25 million. This facility is secured by 100% of the common stock of the Bank. The outstanding balance under the facility totaled $9.6 million with an interest rate of 5.00%. At December 31, 2018, the outstanding balance totaled $8.5 million with an interest rate of 5.75%. The average outstanding borrowings under this facility totaled $11.9 million and $4.5 million with an average interest rate of 5.68% and 5.46% for the years ended December 31, 2019 and 2018. At December 31, 2019, we were in compliance with all loan covenants on the facility and the remaining available credit was $15.4 million. One of our executives is also a member of the lending bank's Board of Directors.

In December 2019, we extended the maturity date of this line of credit from December 22, 2019 to March 22, 2022. The interest rate decreased from Wall Street Journal Prime + 0.25%, floating to Wall Street Journal Prime, floating (effective January 2, 2020). At the same time, the debt covenants were updated and confirmed as follows (i) Bank leverage ratio greater than or equal to 9.0%, (ii) Bank Tier 1 capital ratio greater than or equal to 11.0% and $150.0 million, (iii) Bank total capital ratio greater than or equal to 12.0%, (iv) Bank CET1 capital ratio greater than or equal to 11.0%, (v) Bank trailing twelve months return on average assets, excluding one-time expense related to the merger with PCB, greater than or equal to 1.0%, (vi) Bank classified assets to Tier 1 capital plus the allowance for loan losses of less than or equal to 35.0%, (vii)

certain defined Bank liquidity ratios and (viii) specific maximum concentration levels for commercial real estate and construction and land development loans.

NOTE 11. INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2019 and 2018. Income tax expense consists of the following:

	December 31,
	2019	2018
	(dollars in thousands)
Current income tax expense
Federal	$6,290	$4,145
State	3,573	2,315
Total current income tax expense	9,863	6,460
Deferred income tax expense/(benefit)
Federal	1,269	102
State	942	99
Change in Federal tax rate	—	(226)
Total deferred income tax expense/(benefit)	2,211	(25)

Total income tax expense	$12,074	$6,435

The following is a summary of the components of the net deferred tax asset (liability) accounts at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses due to tax limitations	$3,998	$2,935
Organizational expenses	197	251
State taxes	752	569
Non-qualified stock options	235	1,425
Restricted stock	383	359
Accrued expenses	—	540
Depreciation differences	234	187
Unrecognized loss on securities available-for-sale	3	293
Fair value adjustment on acquired loans	2,350	3,970
Net operating losses	143	368
Other items	866	957
Total deferred tax assets	9,161	11,854
Deferred tax liabilities:
Core deposit intangibles	(1,693)	(1,944)
Deferred loan costs	(1,246)	(1,008)
Other items	(59)	(236)
Total deferred tax liabilities	(2,998)	(3,188)
Deferred taxes, net	$6,163	$8,666

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31, 2019 and 2018 follows:

	2019		2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Statutory Federal tax	$8,384	21.0%	$4,538	21.0%
State franchise tax, net of Federal benefit	3,392	8.5%	1,912	8.9%
Change in Federal tax rate	—	—%	(226)	(1.0)%
Nondeductible merger expenses	—	—%	168	0.8%
Other items, net	298	0.7%	43	0.1%
Actual tax expense	$12,074	30.2%	$6,435	29.8%

As of December 31, 2019, the Company completed the accounting for the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), the Company performed an initial assessment and reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $1.8 million for the year ended December 31, 2017. As required by SAB 118, the Company continued to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 as new information concerning those deferred tax amounts became available during 2019 and 2018. As a result, the Company recorded no additional income tax expense for the year ended December 31, 2019, and tax benefit of $226.0 thousand for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, income tax expense was $12.1 million and $6.4 million resulting in an effective income tax rate of 30.2% and 29.8%. Our effective tax rate is slightly higher than the statutory rate of 29.6% for the year ended December 31, 2019 and 2018 due to the tax effect of stock-based compensation.

Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a

50% ownership change over a designated testing period not to exceed three years. As a result of the acquisition of PCB, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $523 thousand and $385 thousand at December 31, 2019, which are scheduled to expire in 2034. The federal and California net operating loss carryforwards are subject to annual limitations of $720 thousand and $1.2 million. The Company expects to fully utilize the federal and California net operating loss carryforwards before they expire with the application of the Section 382 annual limitation.

 The Company is subject to federal income and California franchise tax. As of December 31, 2019, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2015. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2014. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(dollars in thousands)
Balance at January 1,	$480	$—
Additional based on tax positions related to prior years	—	480
Expiration of the statute of limitations	(367)	—
Balance at December 31,	$113	$480

The total amount of unrecognized tax benefits was $113 thousand and $480 thousand at December 31, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at December 31, 2019 and 2018. We expect the total amount of unrecognized tax benefits to decrease by $113 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued $19 thousand and $59 thousand of interest at December 31, 2019 and 2018, respectively. No amounts for penalties were accrued.

NOTE 12. COMMITMENTS and CONTINGENCIES

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

	December 31,
	2019	2018
	(dollars in thousands)
Commitments to extend credit	$376,879	$375,755
Standby letters of credit	7,616	4,019
Commitments to contribute capital to low income housing tax credit projects	1,738	—
Commitments to contribute capital to other CRA equity investments	236	385
Total	$386,469	$380,159

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts does not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.2 million and $1.4 million at December 31, 2019 and 2018. In connection with the acquisition of PCB in 2018, the Company established a $370 thousand liability representing the fair value of a reserve for the acquired PCB unfunded commitments at the date of acquisition. The reserve for unfunded commitments is included in "other liabilities" in the consolidated balance sheets.

We committed to invest in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, we invest in other CRA investments such as the Small Business Investment Company ("SBIC") program. At December 31, 2019 and 2018, the Company had unfunded commitments to contribute capital to these LIHTC investments and other CRA investments totaling $2.0 million and $385 thousand.

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. We are from time to time engaged in various litigation matters including the defense of claims of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial condition or consolidated results of operations.

NOTE 13. RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may grant loans to certain executive officers and directors and the companies with which they are associated. There are no related party loans for the years ended December 31, 2019 and 2018. Deposits from certain officers and directors and the companies with which they are associated totaled $35.0 million and $33.2 million at December 31, 2019 and 2018.

We have a $25.0 million senior secured facility and $20.0 million federal funds unsecured line of credit (refer to Note 10 - Borrowing Arrangements) with a correspondent bank in which one of our executives is also a member of the correspondent bank’s Board of Directors. The outstanding balance of the senior secured facility was $9.6 million and there was no borrowing under the unsecured line of credit at December 31, 2019.  We maintain a correspondent deposit relationship with the bank, and had deposits of $1.4 million and $650 thousand at December 31, 2019 and 2018. We have stock invested in the correspondent bank which totaled $102 thousand at December 31, 2019 and 2018. In addition, we have loan participation agreements where we may participate out a portion of loans to the correspondent bank. The total participated loan balance was $16.3 million and $29.5 million at December 31, 2019 and 2018.

NOTE 14. STOCK-BASED COMPENSATION

The Company’s 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. The 2013 Plan permits the granting of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan provides that the total number of awards of common stock that may be issued over the term of the plan shall not exceed 1,390,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the date of the grant. The 2013 Plan expires in 2023.

In connection with the PCB acquisition in 2018, we issued replacement stock options exercisable for 420,393 shares of our common stock in cancellation of PCB stock options with an aggregate fair value of $7.4 million to PCB directors, officers and employees, which we refer to as rollover stock options. The remaining term on the rollover stock options ranges from 30 days to 7.6 years. Refer to Note - 2 Business Combination for additional information.

The Company recognized stock-based compensation expense of $1.9 million and $1.7 million for the years ended December 31, 2019 and 2018.

A summary of activity in the Company’s outstanding stock options during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	383,212	$10.44	65,978	$10.17
Rollover options (1)	—	—	420,393	10.60
Exercised	(245,295)	10.57	(103,159)	10.93
Granted	—	—	—	—
Forfeited	(386)	12.94	—	—
Outstanding, end of period	137,531	$10.20	383,212	$10.44
Options exercisable	137,531	$10.20	381,048	$10.43

(1)	Amounts relate to rollover stock options issued to PCB directors, officers and employees in connection with the PCB acquisition and are exercisable into shares of the Company's common stock.

As of December 31, 2019, there was no unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was approximately $2.7 million and $1.5 million. Cash proceeds from stock option exercises totaled $2.6 million and $1.1 million for the years ended December 31, 2019 and 2018. The weighted average of the remaining contractual terms of options outstanding and options exercisable were 3.9 years at December 31, 2019 and 2.2 years at December 31, 2018. The aggregate intrinsic value of the options outstanding and options exercisable were each $2.3 million at December 31, 2019 compared to an aggregate intrinsic value of options outstanding of $4.6 million at December 31, 2018.
A summary of the outstanding restricted shares activity for the years ended December 31, 2019 and 2018 is presented in the following table:

	Year Ended December 31,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	84,120	$23.90	142,553	$20.28
Granted	117,970	22.19	31,873	26.60
Vested	(70,090)	23.39	(83,115)	22.46
Forfeited	(18,365)	23.50	(7,191)	20.62
Nonvested, end of period	113,635	$22.50	84,120	$23.90

As of December 31, 2019, there was approximately $851 thousand of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 3.1 years. The value of restricted shares that vested was approximately $1.6 million and $2.1 million for the years ended December 31, 2019 and 2018.

NOTE 15. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Basic shares outstanding exclude nonvested shares of restricted stock and stock options. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shares in the earnings of the Company. The Company’s nonvested grants of restricted stock contain non-forfeitable rights to dividends, which are required to be treated as participating securities and included in the computation of net income per share. The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018
Numerator for basic net income per share:	(dollars in thousands, except share data)
Net income	$27,848	$15,130
Less: dividends and net income allocated to participating securities	(278)	(134)
Net income available to common shareholders	$27,570	$14,996

Denominator for basic net income per share:
Basic weighted average common shares outstanding during the period	11,586,651	9,015,203

Denominator for diluted net income per share:
Basic weighted average common shares outstanding during the period	11,586,651	9,015,203
Net effect of dilutive stock options	100,438	128,039
Diluted weighted average common shares	11,687,089	9,143,242

Net income per common share:
Basic	$2.38	$1.66
Diluted	$2.36	$1.64

NOTE 16. RETIREMENT SAVINGS PLAN

The Company has adopted a 401(k) profit sharing plan (the “401K Plan”) covering employees meeting certain eligibility requirements as to minimum age and a certain number of hours of employment. Employees may make voluntary contributions to the 401K Plan through payroll deductions on a pre-tax and/or post-tax basis. Employees may defer up to 96% of their annual compensation, not to exceed the maximum contribution dollar limit imposed by the Internal Revenue Code. The Company makes matching contributions under a prescribed formula set forth in the 401K Plan. A participant’s account under the plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability, or other termination of employment, in a single lump-sum payment. The Company made contributions of $593 thousand and $401 thousand during the years ended December 31, 2019 and 2018.

NOTE 17. REGULATORY MATTERS

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, “Basel III rules”. The new rules became effective on January 1, 2015, with certain requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by January 1, 2019. The capital conservation buffer required by Basel III was 2.5% during 2019. The Bank’s capital conservation buffer was 6.03% at December 31, 2019. The Company made an election in accordance with Basel III such that net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated:

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		For Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Total Capital (to Risk-Weighted Assets)	$208,233	14.03%	$118,750	8.00%	$148,438	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$193,536	13.04%	$89,063	6.00%	$118,750	8.00%
CET1 Capital (to Risk-Weighted Assets)	$193,536	13.04%	$66,797	4.50%	$96,485	6.50%
Tier 1 Capital (to Average Assets)	$193,536	12.01%	$64,437	4.00%	$80,546	5.00%

December 31, 2018
Total Capital (to Risk-Weighted Assets)	$191,045	14.18%	$107,801	8.00%	$134,751	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$178,614	13.26%	$80,851	6.00%	$107,801	8.00%
CET1 Capital (to Risk-Weighted Assets)	$178,614	13.26%	$60,638	4.50%	$87,588	6.50%
Tier 1 Capital (to Average Assets)	$178,614	12.03%	$62,546	4.00%	$78,182	5.00%

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

The Federal Reserve limits the amount of dividends that bank holding companies may pay on common stock to income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies.

At December 31, 2019, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. Among the Relief Act's key provisions are targeted tailoring measures to reduce the regulatory burden on community banks, including increasing the threshold for institutions qualifying for relief under the Policy Statement from $1 billion to $3 billion.

NOTE 18. FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties (exit price), other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value of financial instruments

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates. The methods and assumptions used to estimate the fair value of certain financial instruments are described below:

Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate fair values because of the liquidity of these instruments.

Interest Bearing Deposits at Other Banks. The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

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

Securities. The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Federal Home Loan Bank Stock and Other Bank Stock. Investments in FHLB stock are recorded at cost and measured for impairment. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock and other bank stock is equal to the carrying amount.

Servicing Asset. The fair value of servicing assets is based, in part, by third-party valuations that project estimated future cash inflows that include servicing fees and outflows that include market rates for costs of servicing.

Deposits. The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

Federal Home Loan Bank Borrowings. The fair values of the Company’s overnight borrowings from Federal Home Loan Bank approximates their carrying value as the advances were recently borrowed at market rate. The fair value of fixed-rated term borrowings is estimated using a discounted cash flow through the remaining maturity dates based on the current borrowing rates for similar types of borrowing arrangements.

Senior Secured Notes. The fair value of the senior secured notes approximates carrying value as the note was recently borrowed at a variable market rate.

Accrued Interest Receivable and Payable. The fair value of accrued interest receivable and payable approximates their carrying amounts.

Off-Balance Sheet Financial Instruments. The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2019 and 2018 are presented in the table below:

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$161,801	$161,801	$197,376	$197,376
Securities available-for-sale	Level 2	26,653	26,653	29,543	29,543
Securities held-to-maturity	Level 2	5,056	5,077	5,322	5,095
Equity securities	Level 1	2,694	2,694	2,538	2,538
Loans held for sale	Level 2	7,659	8,420	28,022	29,238
Loan held for investment, net	Level 3	1,361,153	1,393,282	1,239,925	1,265,013
Restricted stock investments, at cost	Level 2	12,986	12,986	12,855	12,855
Servicing asset	Level 3	3,202	3,246	3,186	3,295
Accrued interest receivable	Level 2	5,451	5,451	5,069	5,069

Financial Liabilities:
Deposits	Level 2	$1,313,693	$1,316,287	$1,252,339	$1,250,555
Borrowings	Level 2	90,000	91,029	104,998	104,998
Senior secured notes	Level 2	9,600	9,600	8,450	8,450
Accrued interest payable	Level 2	203	203	366	366

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019:	(dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	$7,431	$—	$7,431
Collateralized mortgage obligations	—	10,598	—	10,598
SBA Pools	—	8,624	—	8,624
Securities available-for-sale	$—	$26,653	$—	$26,653
Equity securities:
Mutual fund investment	$2,694	$—	$—	$2,694

December 31, 2018:
Securities available-for-sale:
Mortgage-backed securities	$—	$8,844	$—	$8,844
Collateralized mortgage obligations	—	11,461	—	11,461
SBA Pools	—	9,238	—	9,238
Securities available-for-sale	$—	$29,543	$—	$29,543
Equity securities:
Mutual fund investment	$2,538	$—	$—	$2,538

There were no transfers of financial assets between Levels 1, 2 and 3 for the years ended December 31, 2019 and 2018.

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At December 31, 2019 and 2018, the fair value measurements (Level 3) related to collateral dependent impaired loans totaled $3.6 million and $690 thousand. During the years ended December 31, 2019 and 2018, total nonrecurring losses (which include charge-offs, net of recoveries and changes in specific reserves) recognized were $1.2 million and $591 thousand for the impaired loans at December 31, 2019 and 2018. We utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the years ended December 31, 2019 and 2018. For nonrecurring fair value measurements related to non-collateral dependent impaired loans during the years ended December 31, 2019 and 2018 the entire balances were substantially charged-off.

NOTE 19. REVENUE RECOGNITION

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$1,942	$1,241
Other income	181	114
Total noninterest income, in-scope	2,123	1,355
Noninterest income, not in-scope:
Gain on sale of loans	3,674	1,505
Net servicing fees	850	509
Change in fair value of equity securities	82	(120)
Other income	971	361
Total noninterest income, not in-scope	5,577	2,255
Total noninterest income	$7,700	$3,610

NOTE 20. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following tables present the parent company only condensed balance sheets as of December 31, 2019 and 2018 and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2019 and 2018.

 Condensed Balance Sheets

	December 31,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$337	$173
Investment in Bank subsidiary	271,189	256,330
Taxes receivable	—	36
Other assets	21	43
TOTAL ASSETS	$271,547	$256,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$13	$48
Taxes payable	129	—
Intercompany payable	—	15
Senior secured notes	9,600	8,450
Total liabilities	9,742	8,513

Shareholders’ equity:
Preferred stock	—	—
Common stock	216,398	217,514
Additional paid-in capital	3,493	7,269
Retained earnings	41,920	23,985
Accumulated other comprehensive loss	(6)	(699)
Total shareholders’ equity	261,805	248,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,547	$256,582

Condensed Statements of Income

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Income:
Dividends from Bank subsidiary	$19,000	$—
Expense:
Interest expense	678	248
Salaries and employee benefits	261	208
Professional fees	136	322
Data processing	28	37
Merger, integration and public company registration costs	—	126
Other expenses	190	215
Total expense	$1,293	$1,156
Income (loss) before income taxes and equity in undistributed earnings of Bank subsidiary	17,707	(1,156)
Income tax benefit	(383)	(306)
Income (loss) before equity in undistributed earnings of Bank subsidiary	$18,090	$(850)
Equity in undistributed earnings of Bank subsidiary	9,758	15,980
Net income	$27,848	$15,130

 Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$27,848	$15,130
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Bank subsidiary	(9,758)	(15,980)
Changes in other asset and liabilities:
Taxes receivable	164	99
Accrued expenses	(35)	(30)
Intercompany payable	—	7
Other items, net	(2,451)	(29)
Net cash provided by (used in) operating activities	15,768	(803)
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	325
Net cash provided in investing activities	—	325
FINANCING ACTIVITIES
Advances from senior secured notes	1,150	8,100
Dividends paid	(9,927)	(7,584)
Repurchase of shares	(9,420)	(1,100)
Proceeds from exercise of stock options	2,593	1,128
Net cash (used in) provided by financing activities	(15,604)	544
Net change in cash and cash equivalents	164	66
Cash and cash equivalents, beginning of period	173	107
Cash and cash equivalents, end of period	$337	$173

NOTE 21. EQUITY

Dividends

Quarterly cash dividends declared were $0.25 and $0.20 per share during the fourth quarter of 2019 and 2018, aggregating to $0.85 and $0.80 per share for the years ended December 31, 2019 and 2018. Total cash dividends paid during the years ended December 31, 2019 and 2018 were $9.9 million and $7.6 million.

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

During the fourth quarter of 2019, the Company repurchased 13,547 shares of its common stock at an average price of $22.80 and a total cost of $309 thousand under the repurchase program. For the year ended December 31, 2019, the Company repurchased 429,817 shares at an average price of $21.64 and a total cost of $9.3 million. The remaining number of shares authorized to be repurchased under this program was 733,900 shares at December 31, 2019.

NOTE 22. SUBSEQUENT EVENTS

On February 6, 2020, the Company declared a $0.25 cash dividend payable on March 5, 2020 to shareholders of record as of February 20, 2020.

From January 1, 2020 through March 13, 2020, the Company repurchased 36,008 shares of its common stock at an average price of $22.60 and a total cost of $814 thousand under the repurchase program. The remaining number of shares authorized to be repurchased under this program was 697,892 shares at March 13, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer have evaluated our disclosure controls and procedures at December 31, 2019 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management determined our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the proxy statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will appear in the proxy statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the proxy statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the proxy statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the proxy statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENTS SCHEDULES

Documents Filed as Part of this Annual Report
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements” on page 68.
.

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

10.1	Employment Agreement dated February 22, 2018 between First Choice Bancorp, First Choice Bank and Robert M. Franko.[6]
10.2	First Amendment of Employment Agreement, dated October 17, 2018, between First Choice Bank, First Choice Bancorp and Robert M. Franko.[7]
10.3	First Choice Bank 2005 Stock Option Plan, and Form of Stock Option Agreement.[13]
10.4	First Choice Bank 2013 Omnibus Stock Incentive Plan.[14]
10.5	Form of Stock Option Agreement and Form of Restricted Stock Agreement[15]
10.6	Form of Indemnification Agreement entered into with all of the directors and executive officers of First Choice Bancorp.[16]
21.1	Subsidiaries of First Choice Bancorp
23.1	Consent of Eide Bailly LLP
23.2	Consent of Vavrinek, Trine, Day & Co., LLP [17]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[2]	Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[3]	Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[4]	Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[5]	Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[6]	Filed as Exhibit 10.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[7]	Filed as Exhibit 10.1 to the Form 10-Q filed with the SEC on November 14, 2018 and incorporated herein by reference.

[8]	Filed as Exhibit 10.2 to the Form 10-Q filed with the SEC on November 14, 2018 and incorporated herein by reference.

[9]	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 13, 2018 and incorporated herein by reference.

[10]	Filed as Exhibit 10.3 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[11]	Filed as Exhibit 10.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[12]	Filed as Exhibit 10.4 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[13]	Filed as Exhibit 10.5 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[14]	Filed as Exhibit 10.1 to the Form 10-Q filed with the SEC on August 8, 2018 and incorporated herein by reference.

[15]	Filed as Exhibit 10.6 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[16]	Filed as Exhibit 10.7 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

[17]	Filed as Exhibit 23.1 to the Form 10-K with the SEC on March 25, 21019. The consent covers the years ended 2017 and 2018. Vavrinek, Trine, Day & Co., LLP merged with Eide Bailly LLP on July 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: March 13, 2020	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: March 13, 2020	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Interim Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roshan H. Bhakta	Director	March 13, 2020
Roshan H. Bhakta

/s/ Max Freifeld	Director	March 13, 2020
Max Freifeld

/s/ Robert M. Franko	President, Chief Executive Officer and Director	March 13, 2020
Robert M. Franko

/s/ James H. Gray	Director	March 13, 2020
James H. Gray

/s/ Peter H. Hui	Chairman of the Board	March 13, 2020
Peter H. Hui

/s/ Thomas Iino	Director	March 13, 2020
Thomas Iino

/s/ Fred D. Jensen	Director	March 13, 2020
Fred D. Jensen

/s/ Luis Maizel	Director	March 13, 2020
Luis Maizel

/s/ Pravin C. Pranav	Director	March 13, 2020
Pravin C. Pranav

/s/ Lynn McKenzie-Tallerico	Director	March 13, 2020
Lynn McKenzie-Tallerico

/s/ Phillip T. Thong	Vice Chairman of the Board	March 13, 2020
Phillip T. Thong