Form 10-Q
period 2020-03-31
First Choice Bancorp
filed 2020-05-11
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Large Accelerated Filer ☐	Accelerated Filer: ☒	Non-accelerated Filer: ☐

Smaller Reporting Company: ☒	Emerging growth company ☒

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

There were 11,671,587 shares of common stock outstanding as of May 1, 2020.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
March 31, 2020

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$12,915	$27,359
Interest-bearing deposits at other banks	160,662	134,442
Total cash and cash equivalents	173,577	161,801
Securities available-for-sale, at fair value	38,924	26,653
Securities held-to-maturity, at cost	1,702	5,056
Equity securities, at fair value	2,753	2,694
Restricted stock investments, at cost	12,999	12,986
Loans held for sale, at lower of cost or fair value	13,594	7,659
Loans held for investment	1,438,055	1,374,675
Allowance for loan losses	(16,218)	(13,522)
Loans held for investment, net	1,421,837	1,361,153
Accrued interest receivable	5,670	5,451
Premises and equipment	2,109	1,542
Servicing asset	2,988	3,202
Deferred taxes, net	5,469	6,163
Goodwill	73,425	73,425
Core deposit intangible	5,535	5,728
Other assets	15,080	16,811
TOTAL ASSETS	$1,775,662	$1,690,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$627,793	$626,569
Money market, interest checking and savings	525,371	514,366
Time deposits	197,876	172,758
Total deposits	1,351,040	1,313,693
Borrowings	140,000	90,000
Senior secured notes	8,600	9,600
Accrued interest payable and other liabilities	12,715	15,226
Total liabilities	1,512,355	1,428,519
Commitments and contingencies - Note 9
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,662,603 at March 31, 2020 and 11,635,531 at December 31, 2019	217,219	216,398
Additional paid-in capital	2,178	3,493
Retained earnings	43,545	41,920
Accumulated other comprehensive income (loss), net	365	(6)
Total shareholders’ equity	263,307	261,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,775,662	$1,690,324
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$20,780	$20,741	$20,916
Interest on investment securities	218	194	236
Interest on deposits in other financial institutions	501	805	445
Dividends on restricted stock investments	245	213	242
Total interest and dividend income	21,744	21,953	21,839
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	1,109	1,222	1,239
Interest on time deposits	995	1,200	1,005
Interest on borrowings	376	176	230
Interest on senior secured notes	91	147	173
Total interest expense	2,571	2,745	2,647
Net interest income	19,173	19,208	19,192
Provision for loan losses	2,700	1,200	350
Net interest income after provision for loan losses	16,473	18,008	18,842
NONINTEREST INCOME
Gain on sale of loans	377	947	928
Service charges and fees on deposit accounts	555	363	540
Net servicing fees	224	87	234
Other income	259	186	420
Total noninterest income	1,415	1,583	2,122
NONINTEREST EXPENSE
Salaries and employee benefits	7,230	6,139	6,223
Occupancy and equipment	1,063	1,893	1,429
Data processing	807	903	604
Professional fees	471	396	419
Office, postage and telecommunications	258	252	272
Deposit insurance and regulatory assessments	61	47	195
Loan related	275	165	214
Customer service related	372	568	477
Amortization of core deposit intangible	193	258	196
Other expenses	789	663	671
Total noninterest expense	11,519	11,284	10,700
Income before taxes	6,369	8,307	10,264
Income taxes	1,823	2,349	3,256
Net income	$4,546	$5,958	$7,008
Net income per share:
Basic	$0.39	$0.51	$0.60
Diluted	$0.39	$0.51	$0.59
Weighted-average common shares outstanding:
Basic	11,558,039	11,530,168	11,654,450
Diluted	11,632,050	11,607,176	11,813,018

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)
Net income	$4,546	$5,958	$7,008
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in net unrealized gain (loss) on available-for-sale securities	527	(65)	339
Income tax (expense) benefit:
Change in net unrealized gain (loss) on available-for-sale securities	(156)	19	(100)
Total other comprehensive income (loss)	371	(46)	239
Total comprehensive net income	$4,917	$5,912	$7,247

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Three Months Ended March 31, 2020
Balance at December 31, 2019	11,635,531	$216,398	$3,493		$41,920	$(6)	$261,805
Net income	—	—	—	—	4,546	—	4,546
Stock-based compensation	—	—	481		3	—	484
Cash dividends ($0.25 per share)	—	—	—	—	(2,924)	—	(2,924)
Exercise of stock options	1,930	53	(32)				21
Issuance of restricted shares, net of forfeiture	69,035	—	—		—	—	—
Vesting of restricted shares	—	1,764	(1,764)		—	—	—
Repurchase of shares from restricted shares vesting	(5,482)	(138)	—		—	—	(138)
Common stock repurchased under stock repurchase program	(38,411)	(858)	—		—	—	(858)
Other comprehensive income, net of taxes	—	—	—		—	371	371
Balance at March 31, 2020	11,662,603	$217,219	$2,178		$43,545	$365	$263,307

Three Months Ended March 31, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269		$23,985	$(699)	$248,069
Net income	—	—	—		7,008	—	7,008
Stock-based compensation	—	—	402		—	—	402
Cash dividends ($0.20 per share)	—	—	—		(2,376)	—	(2,376)
Exercise of stock options	156,466	4,411	(2,705)				1,706
Issuance of restricted shares, net of forfeiture	88,307	—	—		—	—	—
Vesting of restricted shares	—	1,148	(1,148)		—	—	—
Repurchase of shares from restricted shares vesting	(4,881)	—	(105)		—	—	(105)
Common stock repurchased under stock repurchase program	(315,946)	(6,808)	—		—	—	(6,808)
Other comprehensive income, net of taxes	—	—	—		—	239	239
Balance at March 31, 2019	11,650,020	$216,265	$3,713		$28,617	$(460)	$248,135

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$4,546	$7,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	402
Amortization of premiums of investment securities	32	35
Amortization of servicing asset	282	211
Provision for loan losses	2,700	350
Gain on sale of loans	(377)	(928)
Impairment charges of fixed assets and right-of-use assets	—	400
Loans originated for sale	(8,402)	(9,966)
Proceeds from loans originated for sale	3,783	19,527
Accretion of net discounts and deferred loan fees, net	(1,195)	(1,449)
Change in fair value of equity securities	(42)	(35)
Deferred income taxes	538	—
Stock-based compensation	484	402
Appreciation of Bank Owned Life Insurance	(27)	(26)
Net (decrease) increase in other items, net	(969)	960
Net cash provided by operating activities	1,751	16,891
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	1,195	784
Proceeds from maturities and paydown of securities held-to-maturity	3,360	10
Purchase of securities available-for-sale	(12,978)	—
Net increase in loans held-for-investment	(63,196)	(20,259)
Purchase of restricted stock investments	(13)	(12)
Purchase of equity and qualified CRA investments	(22)	(17)
Purchases of premises and equipment	(769)	(91)
Net cash used in investing activities	(72,423)	(19,585)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,347	(37,169)
Net increase in short-term borrowings	50,000	55,002
(Decrease) increase in senior secured notes	(1,000)	5,750
Cash dividends paid	(2,924)	(2,376)
Repurchase of shares	(996)	(6,913)
Proceeds from exercise of stock options	21	1,706
Net cash provided by financing activities	82,448	16,000
Net increase in cash and cash equivalents	11,776	13,306
Cash and cash equivalents, beginning of period	161,801	197,376
Cash and cash equivalents, end of period	$173,577	$210,682

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$2,468	$2,399
Taxes paid	$—	$—
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$933	$1,208
Servicing rights asset recognized	$68	$376
Initial recognition of operating lease right-of-use assets	$—	$6,022
Initial recognition of operating lease liabilities	$—	$6,141
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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of First Choice Bancorp, and its wholly-owned subsidiary, First Choice Bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary to a fair presentation of the results for the interim periods presented have been included. Unaudited interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

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

Accounting Policies

The Company's accounting policies are based upon GAAP and conform to predominant practices within the banking industry. They were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 under the section entitled "Summary of Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included therewith. Updates to our significant accounting policies are described below.

Guidance On Non-TDR Loan Modifications Due To COVID-19

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act, entitled "Temporary Relief From Troubled Debt Restructurings," provides banks with the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings ("TDRs") for the period beginning March 1, 2020 and ending on the earlier of December 31, 2020 and the date that is 60 days following the termination of the federal emergency declaration relating to the Coronavirus disease 2019 ("COVID-19") pandemic.

On April 7, 2020, the federal banking agencies issued a revised statement, entitled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus ("Revised Statement"). The Revised Statement clarifies the accounting treatment of loan modifications under Section 4013 of the CARES Act or in accordance with ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors (“ASC Subtopic 310-40”). To be an eligible loan under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020 (applicable period). Financial institutions that account for loans under Section 4013 are not required to apply ASC Subtopic 310-40 to these loans for the term of the loan modification and will not have to report these loans as TDRs in regulatory reports.

In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

For loan modifications that do not qualify for treatment under Section 4013 or ASC Subtopic 310-40, as clarified by the Revised Statement, financial institutions will be required to comply with, existing accounting policies to determine whether the modification should be accounted for as a TDR.

The Company has adopted a loan deferral program that provides a deferral of principal and/or interest-only payments for periods not exceeding 90-days for all loans that qualify under Section 4013 of the CARES Act. Loans qualifying for deferral under this program will continue to accrue interest during the deferral period and will not be reported as past due loans or TDRs for the term of the deferral period. At the end of the deferral period, borrowers will be required to resume making regularly scheduled loan payments and the loan will be re-amortized over the remaining term. All payments received will be applied first to interest payments that were deferred during the deferral period, and then to interest and principal as provided under the terms of the loan. The accrued interest will be reviewed to determine if a reserve for uncollectible interest is required. The credit quality of these loans will be reevaluated after the deferral period ends.

 Accounting Standards Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 was to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption was permitted. The Company adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). ASU 2018-15 aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that was a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 was effective on January 1, 2020, including interim periods within the years of adoption although early adoption was permitted. The adoption of ASU 2018-15 did not have a material impact to the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL". This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company is considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. Management continues to have a cross functional committee in place to oversee the project, has selected software to implement the new guidance, and has engaged an existing third-party service provider to assist in implementation. The Company has completed data gap analyses, developed initial modeling assumptions, and run a high level sensitivity analysis. The Company expects to run parallel calculations, testing, and further sensitivity analysis beginning in the second quarter of 2020. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (ASU 2019-05). The amendments in this Update provide entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326). The Company has not yet determined the potential impact of the adoption of ASU 2019-05 to the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326). The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for TDRs. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326). The Company has not yet determined the potential impact of the adoption of ASU 2019-11 to the consolidated financial statements.

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

On March 12, 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has not yet determined the potential impact of the adoption of ASU 2020-04 to the consolidated financial statements.

Effective April 27, 2020, the SEC amended the definitions of “accelerated” and “large accelerated filer” to exclude from those definitions registrants that are eligible to be treated as a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. Prior to these changes, the Company met the definition of an “accelerated filer" because the Company's public float was greater than $75 million but less than $700 million at the end of the Company’s most recent second quarter. The Company does not anticipate that it will qualify as an “accelerated filer” with respect to its annual report on form 10-K for the year ending December 31, 2020 under these amended definitions. Whether an issuer qualifies as an “accelerated” or “large accelerated filer” or a “smaller reporting company” is determinative of whether the issuer is required to have their management’s assessment of the effectiveness of internal control over financial report attested to, and reported on, by an independent auditor, as required by Section 404(b) of the Sarbanes-Oxley Act. Unlike “large accelerated” and “accelerated” filers, smaller reporting companies are not required to have independent auditor attestations of internal control over financial reporting, but remain obligated, among other things, to establish and maintain internal controls over financial reporting as required by SOX Section 404(a) and have management assess the effectiveness of these controls. In addition, smaller reporting companies also have additional time to file quarterly and annual financial statements.

Nevertheless, because the Bank’s total assets exceed $1.0 billion, the Bank is separately required by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") to have its management’s assessment of the effectiveness of the Bank’s regulatory financial reporting attested to, and reported on, by an independent auditor. Accordingly, the SEC’s amended definitions of “large accelerated” and “accelerated” filer do not materially impact the Company's annual reporting and audit requirements other than providing the Company with additional time to prepare and file its periodic reports required to be filed with the SEC under the Exchange Act.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

        In connection with the acquisition of Pacific Commence Bancorp ("PCB"), the Company recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first quarter of 2020, the Company evaluated goodwill for impairment at March 31, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) recent acquisition price-to-tangible book multiples were applied to the Company's tangible book value to compute the estimated fair value; and (ii) an “average price to last twelve month earnings”

market multiple was applied to: (i) the actual twelve months of earnings and (ii) forecasted fiscal year 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recognized CDI amortization of $193 thousand and $196 thousand.

        The following table presents the changes in CDI for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$6,908
Additions	—	—
Gross balance, end of period	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(1,180)	(332)
Amortization	(193)	(196)
Balance, end of period	$(1,373)	$(528)
Net core deposit intangible, end of period	$5,535	$6,380

        The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ended December 31,	(dollars in thousands)
Remainder of 2020	$579
2021	753
2022	732
2023	707
2024	678
Thereafter	2,086
$5,535

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at March 31, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$2,970	$28	$—	$2,998
Mortgage-backed securities	7,169	130	—	7,299
Collateralized mortgage obligations	19,915	330	(75)	20,170
SBA pools	8,352	121	(16)	8,457
	$38,406	$609	$(91)	$38,924

Securities held-to-maturity:
Mortgage-backed securities	$1,702	$93	$—	$1,795
	$1,702	$93	$—	$1,795

December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$7,480	$20	$(69)	$7,431
Collateralized mortgage obligations	10,571	52	(25)	10,598
SBA pools	8,610	58	(44)	8,624
	$26,661	$130	$(138)	$26,653

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$9	$—	$3,351
Mortgage-backed securities	1,714	27	(15)	1,726
	$5,056	$36	$(15)	$5,077

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at March 31, 2020, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,702	1,795	38,406	38,924
	$1,702	$1,795	$38,406	$38,924
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "Due after ten years" category.

        At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were $13.0 million in purchases of investment securities available-for-sale and $3.4 million in calls of U.S. Government and agency securities held-to-maturity during the three months ended March 31, 2020. There were no sales and maturities of any investment securities available-for-sale or held-to-maturity during the three months ended March 31, 2020. There were $995 thousand in purchases of investment securities available-for-sale during the three months ended December 31, 2019. There were no sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the three months ended December 31, 2019. There were no purchases, sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the three months ended March 31, 2019.
At March 31, 2020 securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as discussed in Note 7 – Borrowing Arrangements.

As of March 31, 2020 and December 31, 2019, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
March 31, 2020	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	(75)	7,010	—	—	(75)	7,010
SBA pools	(16)	2,941	—	—	(16)	2,941
	$(91)	$9,951	$—	$—	$(91)	$9,951
Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(69)	$6,271	$(69)	$6,271
Collateralized mortgage obligations	(2)	1,342	(23)	1,288	(25)	2,630
SBA pools	(44)	3,043	—	—	(44)	3,043
	$(46)	$4,385	$(92)	$7,559	$(138)	$11,944
Securities held-to-maturity:
Mortgage-backed securities	—	—	(15)	790	(15)	790
	$—	$—	$(15)	$790	$(15)	$790

        At March 31, 2020, the Company had 5 investment securities available-for-sale in an unrealized loss position with total unrealized losses of $91 thousand. Such unrealized losses on these investment securities have not been recognized into income. The Company does not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, the decline in fair value is largely due to changes in interest rates, and management does not intend to sell these securities nor is it more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Equity Securities with a Readily Determinable Fair Value

        At March 31, 2020 and December 31, 2019, equity securities with a readily determinable fair value of $2.8 million and $2.7 million were represented by a mutual fund investment consisting of high-quality debt securities and other debt instruments supporting domestic affordable housing and community development. The Company recognized net gains of $42 thousand and $35 thousand related to changes in fair value during the three months ended March 31, 2020 and 2019, all of which related to equity securities held during those periods.

Restricted Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At March 31, 2020 and December 31, 2019, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the three months ended March 31, 2020 and 2019, there were no required purchases of FHLB stock. The Company evaluated the carrying value of our FHLB stock investment at March 31, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

        As a member of the Federal Reserve Bank of San Francisco, the Bank owned $6.9 million of Federal Reserve stock, which is carried at cost, at March 31, 2020 and December 31, 2019. The Bank purchased $13 thousand and $12 thousand of Federal Reserve stock during the three months ended March 31, 2020 and 2019. The Company evaluated the carrying value of our Federal Reserve stock investment at March 31, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Other Equity Securities Without A Readily Determinable Fair Value

        The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at March 31, 2020 and December 31, 2019 and are reported in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2020 and 2019, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.

The Company has an investment in Class A common stock of Clearinghouse Community Development Financial Institution ("CDFI") totaling $500 thousand at March 31, 2020 and December 31, 2019. Clearinghouse CDFI is a for-profit institution that is committed to provide economic opportunities and to improve the quality of life for low-income individuals and to improve the communities through innovative and affordable financing. The purpose of this investment, first and foremost, aligns with our mission statement as a community bank to help the underserved people in our communities, as well as to achieve a satisfactory return on capital, and to receive Community Reinvestment Act ("CRA") lending credits. This equity security was recorded at cost and is included in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, the Company did not purchase additional securities. At March 31, 2020, the Company evaluated the carrying value of this equity security and determined that it was not impaired, and no loss was recognized related to changes in the fair value.

Qualified Affordable Housing Project Investments

The Company also committed to and invested in a partnership that sponsors affordable housing projects utilizing the
Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code in 2019. This investment was recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is being recognized as part of the income tax expense in the consolidated statements of income. At March 31, 2020 and December 31, 2019, the net LIHTC investment totaled $241 thousand and $236 thousand. During the three months ended March 31, 2020, the Company made capital contributions of $26 thousand. There were no LIHTC investments during the three months ended March 31, 2019. At March 31, 2020, the Company evaluated the carrying value of these securities and determined they were not impaired, and no loss was recognized related to changes in the fair value.

NOTE 4. LOANS

The Company's loan portfolio consists primarily of loans to borrowers within our principal market area which includes Los Angeles County, Orange County and San Diego County, California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company also originates SBA loans either for sale to institutional investors or to hold in the loan portfolio. Loans identified as held for sale are carried at the lower of their net carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of the Company's revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

As of March 31, 2020, the Company had pledged $1.11 billion of loans with the FHLB under a blanket lien, of which $751.5 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $214.4 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve. See Note 7 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

        The loans held for investment portfolio includes originated and acquired loans. The acquired loans includes: (i) loans that were not credit impaired on the date of acquisition; and (ii) purchased credit impaired ("PCI") loans, which are defined as loans with evidence of credit deterioration since their originations and for which it is probable that collection of all contractually required payments are unlikely as of the acquisition date. The following table presents loans held for investment, net by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Construction and land development	$233,607	$249,504
Real estate:
Residential	42,904	43,736
Commercial real estate - owner occupied	148,517	171,595
Commercial real estate - non-owner occupied	476,472	423,823
Commercial and industrial	350,090	309,011
SBA loans	187,407	177,633
Consumer	450	430
Loans held for investment, net of discounts (1)	1,439,447	1,375,732
Net deferred origination fees	(1,392)	(1,057)
Loans held for investment	1,438,055	1,374,675
Allowance for loan losses	(16,218)	(13,522)
Loans held for investment, net	$1,421,837	$1,361,153
(1) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $1.1 million at March 31, 2020 and December 31, 2019.

        The following table presents the components of loans held for investment at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Gross loans(1)	$1,448,082	$1,385,142
Unamortized net discounts(2)	(8,635)	(9,410)
Net unamortized deferred origination fees	(1,392)	(1,057)
Loans held for investment	$1,438,055	$1,374,675
(1) Gross loans include the net carrying value of PCI loans of $1.1 million at March 31, 2020 and December 31, 2019.
(2) Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At March 31, 2020, net discounts totaled $8.6 million of which $5.4 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 4.6 years. At December 31, 2019, net discounts on acquired loans associated with the PCB acquisition totaled $6.0 million.

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$13,522	$11,056
Provision for loan losses	2,700	350
Charge-offs	(28)	(2)
Recoveries	24	22
Net (charge-offs) recoveries	(4)	20
Balance, end of period	$16,218	$11,426

The following tables present the activity in the allowance for loan losses, the composition of the period end allowance, and the loans evaluated for impairment by loan class for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses	148	41	(74)	1,057	1,305	222	1	2,700
Charge-offs	—	—	—	—	(7)	(21)	—	(28)
Recoveries	—	—	—	—	12	12	—	24
Net recoveries (charge-offs)	—	—	—	—	5	(9)	—	(4)
Balance, March 31, 2020	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Reserves:
Specific	$—	$—	$—	$215	$—	$877	$—	$1,092
General	2,498	333	844	3,916	5,455	2,077	3	15,126
	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Loans evaluated for impairment:
Individually	$—	$—	$1,560	$1,368	$187	$6,339	$—	$9,454
Collectively	233,607	42,904	146,851	475,104	349,460	180,542	450	1,428,918
PCI loans	—	—	106	—	443	526	—	1,075
	$233,607	$42,904	$148,517	$476,472	$350,090	$187,407	$450	$1,439,447

	Three Months Ended March 31, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	85	(20)	128	(178)	330	5	—	350
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	—	22	—	—	22
Net recoveries	—	—	—	—	20	—	—	20
Balance, March 31, 2019	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,806	402	862	2,508	4,036	1,812	—	11,426
	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$84	$1,910	$—	$1,994
Collectively	185,798	54,841	186,571	381,061	306,529	154,032	163	1,268,995
PCI loans	—	—	125	1,054	562	839	—	2,580
	$185,798	$54,841	$186,696	$382,115	$307,175	$156,781	$163	$1,273,569

The Company categorizes loans by risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

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

The following tables present loans held for investment, net of discounts by loan class and risk category, excluding PCI loans, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$233,607	$—	$—	$233,607
Real estate:
Residential	42,904	—	—	42,904
Commercial real estate - owner occupied	145,437	—	2,974	148,411
Commercial real estate - non-owner occupied	474,387	—	2,085	476,472
Commercial and industrial	347,956	—	1,691	349,647
SBA loans	177,296	—	9,585	186,881
Consumer	450	—	—	450
	$1,422,037	$—	$16,335	$1,438,372
(1)At March 31, 2020, substandard loans included $9.1 million of impaired loans. There were no loans classified as special mention, doubtful or loss at March 31, 2020.

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
(1)At December 31, 2019, substandard loans included $11.3 million of impaired loans. There were no loans classified as special mention, doubtful or loss at December 31, 2019.

        The following tables present past due and nonaccrual loans, net of discounts by loan class, excluding PCI loans, at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$2,289	$—	$—	$—
Commercial real estate - owner occupied	—	—	—	1,560
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	2	2	—	187
SBA loans	13	—	—	6,020
Total	$2,304	$2	$—	$9,135

	December 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$1,471	$290	$—	$—
Commercial real estate - owner occupied	—	—	—	3,049
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	4	2	—	229
SBA loans	—	—	—	6,619
Total	$1,475	$292	$—	$11,265

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any.

The following tables present impaired loans, excluding PCI loans, by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$1,643	$1,560	$1,560	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	187	187	187	—	—
SBA loans	6,702	6,339	4,223	2,116	877
Total	$9,943	$9,454	$5,970	$3,484	$1,092
(1)Includes TDRs on accrual of $319 thousand.

	December 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,132	$3,049	$3,049	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	229	229	229	—	—
SBA loans	7,344	6,940	4,750	2,190	939
Total	$12,116	$11,586	$8,028	$3,558	$1,154
(1) Includes TDRs on accrual of $321 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the periods indicated:

	Three Months Ended
	March 31, 2020		December 31, 2019		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$2,607	$—	$2,416	$—	$—	$—
Commercial real estate - non-owner occupied	1,368	—	1,095	—	—	—
Commercial and industrial	193	—	626	—	85	—
SBA loans	6,677	7	7,262	7	1,937	7
Total	$10,845	$7	$11,399	$7	$2,022	$7

At March 31, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $470 thousand and $479 thousand. There were no specific reserves allocated for these loans and the Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at March 31, 2020.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, there were no new loan modifications resulting in TDRs.

During the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, there was one loan in each period totaling $85 thousand, $93 thousand and $95 thousand modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

The Company adopted the guidance under Section 4013 of the CARES Act and modified 19 loans with 90-day principal and interest deferments during the three months ended March 31, 2020. Total outstanding principal for these loans was $35.2 million at March 31, 2020. Through April 27, 2020, the Company modified 514 loans totaling $608 million in outstanding principal balance under Section 4013 of the CARES Act.

Loans Held for Sale

At March 31, 2020 and December 31, 2019, loans held for sale consisted of SBA 7(a) loans and totaled $13.6 million and $7.7 million. The Company accounts for loans held for sale at the lower of carrying value or market. The fair value of loans held for sale totaled $14.2 million and $8.4 million at March 31, 2020 and December 31, 2019.

At March 31, 2020, one loan held for sale with a net carrying value of $2.9 million was modified for a 90-day principal and interest deferment under the Section 4013 of the CARES Act.

NOTE 5. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

        The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $265.2 million and $278.6 million at March 31, 2020 and December 31, 2019. This includes SBA loans serviced for others of $210.8 million at March 31, 2020 and $214.8 million at December 31, 2019 for which there is a related servicing asset of $3.0 million and $3.2 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $54.4 million and $63.8 million at March 31, 2020 and December 31, 2019 for which there is no related servicing asset.

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

        The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$3,202	$3,186
Additions	68	376
Amortization	(282)	(211)
Balance, end of period	$2,988	$3,351
The fair value of the servicing asset for SBA loans is measured quarterly and was $2.9 million and $3.2 million as of March 31, 2020 and December 31, 2019. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2020 included discount rates, ranging from 7.1% to 33.2%, and a weighted average prepayment speed assumption of 20.8%.

The following table summarizes the estimated change in the value of servicing assets as of March 31, 2020 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(154)
Prepayment speeds	+20%	(293)
Discount rate	+1%	(65)
Discount rate	+2%	(126)

During the three months ended March 31, 2020 and 2019, SBA loans sold totaled $3.4 million and $18.6 million resulting in total gains on sale of SBA loans of $377 thousand and $928 thousand, respectively.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $224 thousand and $234 thousand for the three months ended March 31, 2020 and 2019 including contractually specified servicing fees of $506 thousand and $445 thousand, offset by the amortization indicated in the table above.

NOTE 6. DEPOSITS

The ten largest depositor relationships accounted for approximately 30% of total deposits at March 31, 2020 and 28% at December 31, 2019.

Brokered non-maturity deposits totaled $33.1 million and $48.1 million at March 31, 2020 and December 31, 2019. Brokered time deposits totaled $95.6 million and $50.4 million at March 31, 2020 and December 31, 2019.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $45.3 million and $61.7 million as of March 31, 2020 and December 31, 2019. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. Total collateralized deposits, including the deposits of State of California and other public agencies, were $57.5 million at March 31, 2020 and were collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 7 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 7. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

        At March 31, 2020, the Bank had a secured line of credit of $388.6 million from the FHLB, of which $177.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2020, the Bank had pledged $1.11 billion of loans under a blanket lien, of which $751.5 million was considered as eligible collateral under this borrowing agreement. At March 31, 2020 and December 31, 2019, the Bank had short term fixed-rate advances totaling $110.0 million and $60.0 million that mature in May 2020 and March 2020 with a weighted average interest rate of 0.18% and 1.72%. The Bank had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at March 31, 2020 and December 31, 2019. There were no overnight borrowings outstanding under this arrangement at March 31, 2020 and December 31, 2019. The average balance of total FHLB borrowings was $89.8 million and $35.1 million with an average interest rate of 1.68% and 2.58% for the three months ended March 31, 2020 and 2019.

        In addition, at March 31, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Reserve Bank Secured Line of Credit

        At March 31, 2020, the Bank had a secured line of credit of $152.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At March 31, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $214.4 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at March 31, 2020 and December 31,

2019. The average borrowings were $2.3 million with an average interest rate of 0.25% for the three months ended March 31, 2020. The Bank had no borrowing during the three months ended March 31, 2019.

Federal Funds Unsecured Lines of Credit

        The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at or during the three months ended March 31, 2020 and there were no overnight borrowings at December 31, 2019. The average borrowings were $1.1 million with an average interest rate of 2.7% for the three months ended March 31, 2019.

Senior Secured Notes

        The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At March 31, 2020, the outstanding balance under this secured line of credit totaled $8.6 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $8.0 million and $11.9 million with an average interest rate of 4.56% and 5.90% for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $16.4 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 8. INCOME TAXES

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $694 thousand during the three months ended March 31, 2020 as a result of changes to temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2020.

        For the three months ended March 31, 2020 and 2019, income tax expense was $1.8 million and $3.3 million, resulting in an effective income tax rate of 28.6% and 31.7%. The effective tax rate was favorably impacted during the three months ended March 31, 2020 by the tax effect of stock-based compensation.

  The Company is subject to federal income and California franchise tax. At March 31, 2020, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2015. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2014. The Company is currently not under examination in any taxing jurisdiction.

        The total amount of unrecognized tax benefits was $113 thousand at March 31, 2020 and December 31, 2019, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at March 31, 2020 and December 31, 2019. We expect the total amount of unrecognized tax benefits to decrease by $113 thousand within the next twelve months due to the expiration of the statute of limitations for the assessment of taxes.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, and had accrued $21 thousand and $19 thousand of interest at March 31, 2020 and December 31, 2019, respectively. No amounts for penalties were accrued at March 31, 2020 and December 31, 2019.

On March 27, 2020, the U.S. government enacted the CARES Act. Among other provisions, the CARES Act makes several modifications to federal net operating losses, including requiring a taxpayer with a net operating loss (“NOL”) arising in a taxable year beginning in 2018, 2019, or 2020 to carry that loss back to each of the five preceding years unless the taxpayer elects to waive or reduce the carryback. The Company did not generate NOL in 2018 and does not anticipate to generate NOL in 2019 and 2020.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the condensed consolidated financial statements.

The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as the Company does for loans reflected in our condensed consolidated financial statements.

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amounts represent credit risk:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Commitments to extend credit	$374,813	$376,879
Standby letters of credit	7,515	7,616
Commitments to contribute capital to low income housing projects	1,712	1,738
Commitments to contribute capital to other CRA equity investments	236	236
Total	$384,276	$386,469

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the commitments to extend credit and standby letters of credit are secured by real estate. The reserve for unfunded commitments was $1.2 million at March 31, 2020 and December 31, 2019. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

        The Company committed to invest in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, the Company invested in other CRA investments such as the Small Business Investment Company ("SBIC") program. At March 31, 2020 and December 31, 2019, the Company had unfunded commitments to contribute capital to LIHTC investments and other CRA investments totaling $1.9 million and $2.0 million.

In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. The Company is from time to time engaged in various litigation matters including the defense of claims of improper or fraudulent loan practices or lending violations, and other matters, and the Company has a number of unresolved claims pending. In addition, as part of the ordinary course of business, the Company is party to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, the Company believes that damages, if any, and other amounts relating to pending matters are not likely to be material to the condensed consolidated balance sheets or condensed consolidated statements of income.

NOTE 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may provide loans to certain executive officers and directors and the companies with which they are associated. There were no related party loans for the three months ended March 31, 2020 and 2019. Deposits from certain officers and directors and the companies with which they are associated totaled $29.2 million and $35.0 million at March 31, 2020 and December 31, 2019.

The holding company has a $25.0 million senior secured facility and a $20.0 million federal funds unsecured line of credit (refer to Note 7 - Borrowing Arrangements) with a correspondent bank in which one of the Company's executives is also a member of the correspondent bank’s Board of Directors. At March 31, 2020 and December 31, 2019, the outstanding balance of the senior secured facility was $8.6 million and $9.6 million. There were no borrowings under the unsecured line of credit at March 31, 2020 and December 31, 2019. The Company maintains a correspondent deposit relationship with the correspondent bank, and had deposits of $1.2 million and $1.4 million at March 31, 2020 and December 31, 2019. The Company has stock invested in the correspondent bank which totaled $102 thousand at March 31, 2020 and December 31, 2019. In addition, the Company has loan participation agreements where the Company may participate out a portion of loans to the correspondent bank. The total participated loan balance was $10.0 million and $16.3 million at March 31, 2020 and December 31, 2019.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides that the total shares of common stock that may be awarded under the plan shall not exceed 1,390,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the grant. The 2013 Plan expires in 2023.

The Company recognized stock-based compensation expense of $484 thousand and $402 thousand for the three months ended March 31, 2020 and 2019.

A summary of activity in our outstanding stock options during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	137,531	$10.20	383,212	$10.44
Exercised	(1,930)	10.74	(156,466)	10.90
Granted	—	—	—	—
Forfeited	(1,430)	12.69	(386)	12.94
Outstanding, end of period	134,171	$10.16	226,360	$10.11
Options exercisable	134,171	$10.16	225,278	$10.11

As of March 31, 2020, there was no unrecognized compensation cost related to the outstanding stock options. The weighted average of the remaining contractual terms of options outstanding and options exercisable were each 3.6 years at March 31, 2020 compared to 3.1 years and 3.0 years at March 31, 2019. The aggregate intrinsic value of the options outstanding and options exercisable were each $676 thousand at March 31, 2020 compared to an aggregate intrinsic value of options outstanding and options exercisable of $2.6 million at March 31, 2019. The intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was approximately $28 thousand and $1.7 million.

A summary of activity for outstanding restricted shares for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	113,635	$22.50	84,120	$23.90
Granted	72,111	25.12	88,820	22.35
Vested	(79,004)	22.33	(53,201)	23.17
Forfeited	(3,076)	27.82	(513)	17.82
Nonvested, end of period	103,666	$24.30	119,226	$23.10

As of March 31, 2020, there was approximately $2.1 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.7 years. The value of restricted shares that vested was approximately $1.8 million and $1.2 million during the three months ended March 31, 2020 and 2019.
NOTE 12. EARNINGS PER SHARE

Earnings per share (“EPS”) are computed on a basic and diluted basis. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Basic shares outstanding exclude unvested shares of restricted stock and stock options. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shares in our earnings. The Company's unvested grants of restricted stock contain non-forfeitable rights to dividends, which are required to be treated as participating securities and included in the computation of earnings per share. The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$4,546	$5,958	$7,008
Less: dividends and net income allocated to participating securities	(39)	(53)	(61)
Net income available to common shareholders	$4,507	$5,905	$6,947

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,558,039	11,530,168	11,654,450

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,558,039	11,530,168	11,654,450
Net effect of dilutive stock options	74,011	77,008	158,568
Diluted weighted average common shares	11,632,050	11,607,176	11,813,018

Net income per common share:
Basic	$0.39	$0.51	$0.60
Diluted	$0.39	$0.51	$0.59

NOTE 13. FAIR VALUE MEASUREMENTS

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

Loans. The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. For impaired loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral. This approach utilizes the estimated net sales proceeds to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than using an income-based approach as these loans are not performing or exhibit strong signs indicative of non-performance.

Securities. The fair values of securities available-for-sale and held-to-maturity are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Equity Securities. The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company estimates the fair values by using independent pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Restricted Stock Investments. Investments in FHLB and Federal Reserve stocks are recorded at cost and measured for impairment. Ownership of FHLB and Federal Reserve stocks are restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB and Federal Reserve stock and other bank stock is equal to the carrying amount.

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

The following table provides the fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$173,577	$173,577	$161,801	$161,801
Securities available-for-sale	Level 2	38,924	38,924	26,653	26,653
Securities held-to-maturity	Level 2	1,702	1,795	5,056	5,077
Equity securities	Level 1	2,753	2,753	2,694	2,694
Loans held for sale	Level 2	13,594	14,208	7,659	8,420
Loan held for investment, net	Level 3	1,421,837	1,456,524	1,361,153	1,393,282
Restricted stock investments, at cost	Level 2	12,999	12,999	12,986	12,986
Servicing asset	Level 3	2,988	2,873	3,202	3,246
Accrued interest receivable	Level 2	5,670	5,670	5,451	5,451

Financial Liabilities:
Deposits	Level 2	$1,351,040	$1,357,004	$1,313,693	$1,316,287
Borrowings	Level 2	140,000	141,253	90,000	91,029
Senior secured notes	Level 2	8,600	8,600	9,600	9,600
Accrued interest payable	Level 2	307	307	203	203

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2020:	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$2,998	$—	$2,998
Mortgage-backed securities	—	7,299	—	7,299
Collateralized mortgage obligations	—	20,170	—	20,170
SBA Pools	—	8,457	—	8,457
Securities available-for-sale	$—	$38,924	$—	$38,924

Equity securities:
Mutual fund investment	$2,753	$—	$—	$2,753

December 31, 2019:
Securities available-for-sale:
Mortgage-backed securities	$—	$7,431	$—	$7,431
Collateralized mortgage obligations	—	10,598	—	10,598
SBA Pools	—	8,624	—	8,624
Securities available-for-sale	$—	$26,653	$—	$26,653

Equity securities:
Mutual fund investment	$2,694	$—	$—	$2,694

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10. At March 31, 2020 and December 31, 2019, the fair value measurements (Level 3) related to collateral dependent impaired loans totaled $3.5 million and $3.6 million. For collateral-dependent impaired loans measured on a nonrecurring basis during the three months ended March 31, 2020, and December 31, 2019, fair value adjustments (which include charge-offs, net of recoveries and changes in specific reserves) resulted in $62 thousand in gains and $542 thousand in losses. At March 31, 2019, there were no collateral dependent impaired loans. The Company utilized selling costs ranging from 8% to 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three months ended March 31, 2020.

NOTE 14. REVENUE RECOGNITION

        The portion of our noninterest income which is in scope of Topic 606, Revenue from Contracts with Customers, includes fees from deposit customers for transaction-based fees, account maintenance charges, and overdraft services. Transaction-based fees include items such as ATM and ACH fees, overdraft and stop payment charges, and are recognized at the time such transactions are executed and service has been fulfilled. Account maintenance charges, which are primarily monthly fees, are earned over the course of the month, which represents the period through which the Company satisfies its performance obligation. Overdraft fees are recognized at the time the overdraft occurs. Service charges are typically withdrawn from the customer’s account balance.

        The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$555	$540
Other income	41	42
Total noninterest income, in-scope	596	582
Noninterest income, not in-scope:
Gain on sale of loans	377	928
Net servicing fees	224	234
Other income	218	378
Total noninterest income, not in-scope	819	1,540
Total noninterest income	$1,415	$2,122

NOTE 15.  EQUITY

Dividends

During the three months ended March 31, 2020 and 2019, total quarterly cash dividends declared were $0.25 and $0.20 per share and total cash dividends paid were $2.9 million and $2.4 million.

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

        During the three months ended March 31, 2020, the Company repurchased 38,411 shares of the Company's common stock at an average price of $22.34 per share and a total cost of $858 thousand under the repurchase plan. Since the plan was announced, the Company has repurchased a total of 504,511 shares at an average price of $21.70 per share. The remaining number of shares authorized to be repurchased under this plan is 695,489 shares at March 31, 2020. On March 17, 2020, the Company suspended the stock repurchase plan to allow the Company to preserve capital and provide additional liquidity during the COVID-19 pandemic to meet the credit needs of the Company’s customers, as well as support small businesses and the local economies served by the Company through the Bank's lending and other important services.

NOTE 16.  REGULATORY CAPITAL

First Choice Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At March 31, 2020, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the Community Bank Leverage Ratio ("CBLR") framework, beginning with the Call Report to be filed for the first quarter of 2020. At March 31, 2020, the Bank's CBLR ratio was 11.73% which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

        Under this final rule, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the 9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements. A banking organization meets the definition of a “qualifying community banking organization” if the organization has:

•A leverage ratio of greater than 9%;
•Total consolidated assets of less than $10 billion;
•Total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•Total trading assets plus trading liabilities of 5% or less of total consolidated assets.

Even though a banking organization meets the above-stated criteria, federal banking regulators have reserved the authority to disallow the use of the CBLR framework by a depository institution or depository institution holding company, based on the risk profile of the banking organization.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

NOTE 17.  SUBSEQUENT EVENTS

On May 7, 2020, the Company declared a $0.25 cash dividend payable on June 4, 2020 to shareholders of record as of May 21, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at March 31, 2020 and December 31, 2019, and our condensed consolidated results of operations for the quarters ended March 31, 2020, December 31, 2019, and March 31, 2019. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2019, should be read in conjunction with this MD&A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to the historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections and assumptions concerning future results and events. Forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements involve risks and uncertainties and are based on management's beliefs and assumptions and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words or phrases such as "aim," "can," "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "hope," "intend," "plan," "potential," "project," "will likely result," "continue," "seek," "shall," "possible," "projection," "optimistic," and "outlook," and variations of these words and similar expressions or the negative version of those words or phrases.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•The effects of the global COVID-19 pandemic and governmental and regulatory responses thereto.

•The effects of trade, monetary and fiscal policies and laws.

•Possible losses of businesses and population in the Los Angeles, Orange, or San Diego Counties.

•Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments.

•Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge-offs or actual loan losses.

•Compression of our net interest margin.

•Inability of our framework to manage risks associated with our business, including but not limited to operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•The effects of any damage to our reputation resulting from developments related to any of the items identified above.

For a more detailed discussion of some risks and uncertainties that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form

10-K for the year ended December 31, 2019 and Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q for discussion relating to risk factors impacting us.

        Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events and specifically disclaims any obligation to revise or update such forward-looking statements for any reason, except as may be required by applicable law. You should consider any forward-looking statements in light of this explanation, and the Company cautions you about relying on forward-looking statements.

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

Recent Developments

Key Events Related to COVID-19:

•On March 3, 2020, the Federal Reserve reduced the federal fund target rates by 50 basis points

•On March 11, 2020, World Health Organization ("WHO") declared the novel coronavirus outbreak a global pandemic

•On March 13, 2020, President Trump declared a National Emergency concerning the COVID-19 outbreak

•On March 16, 2020, the federal fund target rates were further reduced by 100 basis points

•On March 19, 2020, California Governor Gavin Newsom issued a "stay at home" executive order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19

•On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act was signed into law.

•On April 7, 2020, the banking agencies issued a revised statement, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus," or Revised Statement, to encourage banks to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and to provide clarity on the accounting treatment of loan accommodations to borrowers affected by COVID-19.

The ongoing COVID-19 national health emergency has caused serious disruptions in the U.S. economy and financial markets, and has had an adverse effect on our business, financial condition and results of operations. Many states, including California, have declared a state of emergency and issued “stay-at-home” orders for all non-essential businesses and employees. Entire industries within our loan portfolio, such as hospitality, have been impacted due to quarantines and travel restrictions and other industries we serve are likely to experience similar disruptions and economic hardships as the COVID-19 pandemic persists.

The CARES Act provides for economic relief including, but not limited to, the following:

•$2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits.

•Section 4013 of the CARES Act, entitled "Temporary Relief From Troubled Debt Restructurings," provides banks with the option to suspend the accounting requirements within ASC 310-40 for loan modifications related to COVID-19 that would otherwise qualify as TDRs. Modifications of loans eligible under Section 4013 must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.

• $349 billion loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the paycheck protection program ("PPP"), that provides for loans to qualifying small business to be used for, among other things, predominantly payroll during the eight-week period following disbursement;

•Temporary reduction in the CBLR to 8% from 9% beginning in the second quarter of 2020 and until the end of 2020 with the CBLR gradually increasing to 8.5% for calendar year 2021, and 9% thereafter;

•Foreclosure moratorium for a 60-day period beginning March 18, 2020, foreclosures and related sales or evictions on federally-backed mortgage loans are prohibited (except on vacated or abandoned properties)

•Temporary moratorium on eviction filings for renters in multifamily properties with federal backed multifamily mortgage loans or certain housing programs

After the CARES Act was signed into law, the banking agencies issued a Revised Statement to encourage banks to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The requirements of the Revised Statement differ slightly from the CARES Act Section 4013, and may be applied if a loan modification is not eligible under Section 4013 or the bank elects not to account for loan modifications under section 4013. The criteria under the Revised Statement are: the borrower must be current at the time that the modification program is implemented, the modification is short term (e.g., six months), and management shall use judgement to determine if the modification is related to COVID-19. We have implemented a loan deferral program meeting the eligibility requirements of Section 4013 of the CARES Act. See "— Payment Deferral Program" below.

Responses to COVID-19:

Business Continuity Plan. On March 16, 2020, we engaged our Business Continuity Plan and, pursuant thereto, took the following actions to protect the health of our employees and customers.

•Daily Senior Management Pandemic Response Team meetings;

•Weekly company- wide "All-Hands" calls to provide our employees with updates on our business and operational responses to the COVID-19 pandemic;

•Temporarily closed 5 branch offices and reduced lobby hours for our remaining branch offices, implemented social distancing protections consistent with state and local guidelines, including enhanced night drop procedures, all aimed at reducing in-person contact and supporting touchless transactions;

•Transitioned approximately 90% of employees to work-at-home status; some essential employees partially and some on scheduled rotations; and

•No employee lay-offs, furloughs, or reduced hours, paid sick time and expanded leave policies for COVID-19 related issues, enhanced access to 401(k) funds and free COVID-19 testing

Communities Donations. At March 31, 2020, the Company donated an aggregate of $10 thousand to several non-profit organizations in Los Angeles, Orange, and San Diego counties to support the fight against hunger during the COVID-19 pandemic.

Deposit Customers. The Bank continues to provide essential banking services through electronic means, including online banking, remote deposit capture, and mobile deposit. The Bank continues to provide customers with expanded FDIC insurance coverage through CDARS, Demand Deposit Marketplace, and insured cash sweep deposit programs.

Payment Deferral Program. The Bank has adopted a payment deferral program to provide loan modifications eligible under Section 4013 of the CARES Act. This program provides for a 90-day deferral of principal and/or interest for loans in which the Borrower has or will likely experience a COVID-related material disruption in their business. As noted elsewhere in this Report, loan modifications under this program must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. For loans subject to the payment deferral program, the Bank will continue accruing interest and will not report the loans as past due loans or TDRs during the deferral period. The 5 industries with loans in this deferral program having the highest total outstanding principal balance are incoming producing real estate, hospitality, restaurants, construction, professional services, arts, entertainment, and recreation. The following table shows the composition of the payment deferral program at April 27, 2020, the latest practicable date prior to the finalization of this Report:

	Number of Loans	Outstanding Principal Balance	% of total portfolio
		(dollars in thousands)
Construction and land development	15	$45,929	2.7%
Commercial real estate	169	295,165	17.3%
Commercial and industrial	101	117,615	6.9%
SBA loans	224	141,048	8.3%
Others	5	7,815	0.5%
	514	$607,572	35.7%

Paycheck Protection Program. The CARES Act included an initial allocation of $349 billion (Round 1) and an additional allocation of $310 billion (Round 2) for loans to be issued by financial institutions and fully (100%) guaranteed by the SBA PPP. The PPP provides for loans to qualifying small businesses to be predominantly used to fund payroll and payroll-related expenses over an eight-week period following loan disbursement. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years with respect to any portion of the PPP loan not forgiven. Payments are deferred for the first six months of the loan. Interim Regulatory Rules indicate that PPP loans are 0% risk-weighted and will be excluded from all regulatory and leverage ratio calculations. In addition, the SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Participation in the PPP will have a significant impact on our asset mix and net interest margin for the remainder of 2020.

The SBA began accepting submissions for the PPP loans on April 3, 2020 and, by April 16, 2020, the initial allocation of $349 billion under the CARES Act was exhausted. We refer to this period of time and the PPP loans issued within this period as “Round 1.”

The following table shows the total outstanding principal balance by tiers in Round 1 at April 27, 2020.

	Number of Loans	Outstanding Principal Balance
		(dollars in thousands)
<$350K	665	$65,897
>$350K & <$2MM	165	121,860
>$2MM	23	105,505
Funded	853	293,262
Approved, unfunded (based on approved amounts)	160	18,331
	1,013	$311,593

On April 23, 2020, the federal government approved an additional allocation of $310 billion to the PPP and, on April 27, 2020, the SBA resumed accepting PPP loan applications. The Bank participated in Round 1 and is continuing to participate in Round 2 of the PPP. Applicants for PPP loans have until May 14, 2020 to rescind or withdraw their PPP application and to return the funds of their PPP loans without penalty.

PPP Liquidity Facility. On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, the Federal Reserve provides non-recourse loans at an interest rate of 35 basis points to all lenders that are eligible to originate PPP loans authorized under the CARES Act which loans are then collateralized by the PPP loans made by these lenders. The PPPLF will take the PPP loans as collateral at face value. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks. The maturity date of an advance under the PPPLF will be the maturity date of the PPPLF collateral pledged to secure the advance. The maturity date of an advance will be accelerated on and to the extent of (i) the date of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral; or (ii) the date of purchase by the SBA from the Borrower of any PPPLF collateral to realize on the SBA’s guarantee of such PPPLF collateral. Total borrowings from the PPPLF were $126 million at April 27, 2020.

Impacts from COVID-19:

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions which have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Because we have not recently experienced a comparable crisis which resulted in, among other things, the complete cessation of operations for entire industries in our portfolio, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty. In light of this uncertainty and the resulting imprecision in our estimation, we are disclosing potentially material items of which we are aware at May 1, 2020.

Net interest income and net interest margin. The Federal Reserve’s 150 basis point reduction in interest rates in March 2020 negatively impacted our net interest income and net interest margin during the first quarter of 2020, and will put further pressure on the net interest margin for the remainder of 2020. We have proactively worked to lower interest expense by lowering deposit rates and taking advantage of lower interest rate borrowing facilities. In addition, we expect growth in the loan portfolio to partially offset the decrease in interest income due to the lower rates.

Provision for loan losses. The provision for loan losses in the first quarter of 2020 was negatively impacted by an increase in qualitative factors related to COVID-19 and macro-economic conditions, in addition to loan growth. The assumptions underlying these qualitative factors included (a) a deterioration in the macro-economic environment caused by the pandemic; (b) an increase in the unemployment rate resulting from such deterioration as well as government programs and assistance aimed at reducing the impact of the pandemic; (c) the impact of deferring loan payments for customers as an accommodation due to the pandemic; and (d) the Bank’s participation in PPP. Although the current loan loss reserve is appropriate based on conditions as of March 31, 2020, the provision for loan losses for the second quarter of 2020 and beyond is currently not estimable to an acceptable level of certainty and will be reflective of the then economic environment, including the effects resulting from the duration and severity of the COVID-19 pandemic for those reporting periods. As a smaller reporting company, we were not required to implement ASC Topic 326- Credit Losses in the first quarter, and will conduct sensitivity analysis during the second quarter of 2020 to determine if we will early adopt the new accounting standard.

Loans to the hospitality industry. At March 31, 2020, our total loan commitments to the hospitality industry was $206.4 million, of which $181.6 million was outstanding, representing 12.6% of total net loans held for investment. These loans consisted of $80.3 million CRE, $11.9 million C&I, $61 million Construction and Land and $28.4 million SBA. At March 31, 2020, non-accrual loans totaled $85 thousand. As of April 27, 2020, we modified 39 loans with total outstanding principal balance of $123 million. We also funded 64 PPP loans with total outstanding principal balance of $17 million.

Capital and liquidity. The Bank has opted into the CBLR framework for the first quarter of 2020 and, because the Bank's CBLR of 11.73% as of March 31, 2020 exceeded the regulatory minimum required of 9%, the Bank was considered "well-capitalized" at March 31, 2020.

Financial Highlights

	At or for the Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands, except per share amounts)
Results of Operations
Total interest and dividend income	$21,744	$21,953	$21,839
Total interest expense	2,571	2,745	2,647
Net interest income	19,173	19,208	19,192
Total noninterest income	1,415	1,583	2,122
Total net interest income and noninterest income	20,588	20,791	21,314
Total noninterest expense	11,519	11,284	10,700
Pre-tax pre-provision income (1)	9,069	9,507	10,614
Provision for loan losses	2,700	1,200	350
Income before taxes	6,369	8,307	10,264
Income taxes	1,823	2,349	3,256
NET INCOME	$4,546	$5,958	$7,008

Performance Ratios
Net income per share-diluted	$0.39	$0.51	$0.59
Return on average assets	1.06%	1.40%	1.87%
Return on average equity	6.90%	9.02%	11.45%
Return on average tangible common equity (1)	9.84%	12.95%	16.89%
Net interest margin	4.78%	4.85%	5.50%
Average loan yield	5.95%	6.21%	6.62%
Cost of deposits	0.63%	0.71%	0.75%
Cost of funds	0.72%	0.77%	0.85%
Efficiency ratio (1)	55.95%	54.27%	50.20%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

First Quarter of 2020 Compared to Fourth Quarter of 2019

        Net income was $4.5 million, or $0.39 per diluted share, for the first quarter of 2020 compared to $6.0 million, or $0.51 per diluted share, for the fourth quarter of 2019. Pre-tax pre-provision income was $9.1 million for the first quarter of 2020 compared to $9.5 million for the fourth quarter of 2019. The return on average assets ("ROAA") and the return on average tangible common equity ("ROTCE") decreased to 1.06% and 9.84% for the first quarter of 2020, compared to 1.40% and 12.95% for the fourth quarter of 2019. Please refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

        The $1.4 million decrease in net income was a result of slightly lower net interest income of $35 thousand, lower noninterest income of $168 thousand, higher provision for loan losses of $1.5 million, higher noninterest expense of $235 thousand, partially offset by lower income tax expense of $526 thousand. Net interest income for the first quarter of 2020 totaled $19.2 million, a slight decrease of $35 thousand from the fourth quarter of 2019 due to lower interest income of $209 thousand, offset partially by lower interest expense of $174 thousand. The net interest margin decreased to 4.78% for the first quarter of 2020 compared to 4.85% for the prior quarter. The decrease in noninterest income is due mostly to lower gains on sale of SBA loans. The increase in provision for loan losses was due to an increase in qualitative factors relating to the COVID-19 pandemic and net loan growth. The increase in noninterest expense primarily resulted from an $1.1 million increase in salaries and benefits partially offset by a $830 thousand decrease in occupancy and equipment expense.

First Quarter of 2020 Compared to First Quarter of 2019

        Net income was $4.5 million, or $0.39 per diluted share, for the first quarter of 2020 compared to $7.0 million, or $0.59 per diluted share, for the first quarter of 2019. Pre-tax pre-provision income was $9.1 million for the first quarter of 2020 compared to $10.6 million for the first quarter of 2019. The decrease in net income and the increase in average assets and equity resulted in a decreased return on average assets and return on average tangible common equity of 1.06% and 9.84% for the first quarter of 2020 compared to 1.87% and 16.89% the same quarter in 2019. Please refer to the section entitled "Non-GAAP Financial Measures" in this MD&A.

        The $2.5 million decrease in net income was due to lower net interest income of $19 thousand, and noninterest income of $707 thousand, higher provision for loan losses of $2.4 million, higher noninterest expense of $819 thousand, partially offset by lower income tax expense of $1.4 million. Net interest income decreased primarily due to the lower market interest rate environment in the first quarter of 2020, partially offset by higher average interest earning assets. The net interest margin decreased 72 basis points to 4.78% for the first quarter of 2020 from 5.50% for the same quarter of 2019. The decrease in noninterest income is primarily due to lower gain on sale of loans and other income. The increase in noninterest expense was due to higher salaries and employee benefits. The increase in provision for loan losses related to an increase in qualitative factors relating to the COVID-19 pandemic and net loan growth.

	March 31, 2020	December 31, 2019
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$1,775,662	$1,690,324
Loans held for investment	1,438,055	1,374,675
Noninterest-bearing deposits	627,793	626,569
Total deposits	1,351,040	1,313,693
Shareholders’ equity	263,307	261,805
Key Ratios
Noninterest-bearing deposits to total deposits	46.5%	47.7%
Equity to assets ratio	14.83%	15.49%
Tangible common equity to tangible asset ratio (1)	10.87%	11.34%
Book value per share	$22.58	$22.50
Tangible book value per share (1)	$15.81	$15.70

Credit Quality
Nonperforming loans as a percentage of total assets	0.51%	0.67%
Allowance for loan losses as a percentage of total loans held for investment	1.13%	0.98%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Balance Sheet Performance

•Total consolidated assets increased $85.3 million to $1.78 billion at March 31, 2020 from $1.69 billion at December 31, 2019. Total loans held for investment increased $63.4 million, or 18.4% annualized, to $1.44 billion at March 31, 2020 since year-end.
•Total consolidated liabilities increased $83.8 million to $1.51 billion at March 31, 2020 since December 31, 2019. Total deposits increased $37.3 million, or 11.4% annualized, to $1.35 billion, coupled with increased borrowings of $50.0 million. Noninterest-bearing demand deposits totaled $627.8 million and represent 46.5% of total deposits at March 31, 2020 compared to $626.6 million and 47.7% of total deposits at December 31, 2019.

•Total consolidated equity increased $1.5 million during the three months ended March 31, 2020 to $263.3 million due to net income of $4.5 million, vesting and exercise of equity awards of $505 thousand and other comprehensive income of $371 thousand, offset by stock repurchases of $996 thousand and cash dividends of $2.9 million. At March 31, 2020, tangible book value per share was $15.81 compared to $15.70 at December 31, 2019. Please refer to the section entitled "- Non-GAAP Financial Measures" in this MD&A.

•The Bank opted into the CBLR framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2020, the Bank's CBLR ratio was 11.73%, which exceeded the required minimum of 9% and, accordingly, the Bank met criteria to be considered "well-capitalized" as of such date.

Credit Quality

•Credit quality remains solid. Non-performing assets totaled $9.1 million and $11.3 million and represented 0.51% and 0.67% of total assets at March 31, 2020 and December 31, 2019. Non-performing loans were $9.1 million and $11.3 million and represented 0.64% and 0.82% of loans held for investment at March 31, 2020 and December 31, 2019. The decrease in nonperforming loans was due primarily to payoffs.

•Loan delinquencies (30-89 days past due) totaled $2.3 million at March 31, 2020, compared to $1.8 million at December 31, 2019. The increase was due mostly to one residential real estate loan which was 30 days past due at March 31, 2020. There were no loans over 90 days past due that were still accruing.

Non-GAAP Financial Measures

  The following tables present a reconciliation of non-GAAP financial measures to GAAP financial measures for: (1) efficiency ratio, (2) pre-tax pre-provision income; (3) average tangible common equity, (4) return on average tangible common equity, (5) tangible common equity, (6) tangible assets, (7) tangible common equity to tangible asset ratio, and (8) tangible book value per share. We believe the presentation of certain non-GAAP financial measures provides useful information to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$11,519	$11,284	$10,700
Net interest income	19,173	19,208	19,192
Plus: Noninterest income	1,415	1,583	2,122
Total net interest income and noninterest income (denominator)	$20,588	$20,791	$21,314
Efficiency ratio (1)	56.0%	54.3%	50.2%

Pre-tax pre-provision income
Net interest income	$19,173	$19,208	$19,192
Noninterest income	1,415	1,583	2,122
Total net interest income and noninterest income	20,588	20,791	21,314
Less: Noninterest expense	11,519	11,284	10,700
Pre-tax pre-provision income (1)	$9,069	$9,507	$10,614

Return on Average Assets, Equity, and Tangible Equity
Net income	$4,546	$5,958	$7,008

Average assets	$1,727,401	$1,688,584	$1,523,257
Average shareholders’ equity	264,869	261,916	248,168
Less: Average intangible assets	79,083	79,336	79,928
Average tangible common equity (1)	$185,786	$182,580	$168,240

Return on average assets	1.06%	1.40%	1.87%
Return on average equity	6.90%	9.02%	11.45%
Return on average tangible common equity (1)	9.84%	12.95%	16.89%
(1) Non-GAAP measure.

	March 31, 2020	December 31, 2019
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$263,307	$261,805
Less: Intangible assets	78,960	79,153
Tangible common equity (1)	$184,347	$182,652
Total assets	$1,775,662	$1,690,324
Less: Intangible assets	78,960	79,153
Tangible assets (1)	$1,696,702	$1,611,171
Equity to asset ratio	14.83%	15.49%
Tangible common equity to tangible asset ratio (1)	10.87%	11.34%
Book value per share	$22.58	$22.50
Tangible book value per share (1)	$15.81	$15.70
Shares outstanding	11,662,603	11,635,531
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

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,404,652	$20,780	5.95%	$1,325,748	$20,741	6.21%	$1,280,743	$20,916	6.62%
Investment securities	36,200	218	2.42%	34,483	194	2.23%	37,094	236	2.58%
Deposits at other financial institutions	157,743	501	1.28%	198,082	805	1.61%	80,800	427	2.14%
Federal funds sold/resale agreements	—	—	—%	—	—	—%	3,000	18	2.43%
Restricted stock investments and other bank stocks	14,524	245	6.78%	14,078	213	6.00%	13,891	242	7.07%
Total interest-earning assets	1,613,119	21,744	5.42%	1,572,391	21,953	5.54%	1,415,528	21,839	6.26%

Noninterest-earning assets	114,282			116,193			107,729
Total assets	$1,727,401			$1,688,584			$1,523,257

Interest-bearing liabilities:
Interest checking	$156,407	$262	0.67%	$135,732	$324	0.95%	$118,882	$309	1.05%
Money market accounts	318,465	798	1.01%	301,552	841	1.11%	271,980	868	1.29%
Savings accounts	28,264	49	0.70%	30,243	57	0.75%	34,357	62	0.73%
Time deposits	117,567	490	1.68%	131,603	567	1.71%	170,365	730	1.74%
Brokered time deposits	92,844	505	2.19%	103,094	633	2.44%	60,699	275	1.84%
Total interest-bearing deposits	713,547	2,104	1.19%	702,224	2,422	1.37%	656,283	2,244	1.39%
Borrowings	92,143	376	1.64%	37,826	176	1.85%	36,123	230	2.58%
Senior secured notes	8,022	91	4.56%	11,171	147	5.22%	11,894	173	5.90%
Total interest-bearing liabilities	813,712	2,571	1.27%	751,221	2,745	1.45%	704,300	2,647	1.52%

Noninterest-bearing liabilities:
Demand deposits	631,809			658,654			561,868
Other liabilities	17,011			16,793			8,921
Shareholders’ equity	264,869			261,916			248,168

Total liabilities and shareholders' equity	$1,727,401			$1,688,584			$1,523,257

Net interest spread		$19,173	4.15%		$19,208	4.09%		$19,192	4.74%
Net interest margin			4.78%			4.85%			5.50%

Total deposits	$1,345,356	$2,104	0.63%	$1,360,878	$2,422	0.71%	$1,218,151	$2,244	0.75%
Total funding sources	$1,445,521	$2,571	0.72%	$1,409,875	$2,745	0.77%	$1,266,168	$2,647	0.85%
(1) Average loans include net discounts and net deferred loan fees and costs.
(2)  Interest income on loans includes $292 thousand, $237 thousand and $231 thousand related to the accretion of net deferred loan fees for the quarters ended March 31, 2020, December 31, 2019 and March 31, 2019. Interest income also includes $624 thousand, $806 thousand, and $956 thousand related to discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the quarters ended March 31, 2020, December 31, 2019 and March 31, 2019.

Rate/Volume Analysis

        The volume and interest rate variance tables below set forth the dollar difference in interest earned for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated, and the amount of such change attributable to changes in average balances (volume) or in average interest rates (rate). Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are allocated proportionately based on the amounts of the individual rate and volume changes.

	Three Months Ended
	March 31, 2020 vs. December 31, 2019			March 31, 2020 vs. March 31, 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$1,029	$(990)	$39	$2,018	$(2,154)	$(136)
Interest on investment securities	4	20	24	(9)	(9)	(18)
Interest on deposits at other financial institutions	(152)	(152)	(304)	288	(232)	56
Dividends on restricted stock investments and other bank stocks	6	26	32	12	(9)	3
Change in interest income	887	(1,096)	(209)	2,309	(2,404)	(95)
Interest expense:
Savings, interest checking and money market accounts	28	(141)	(113)	184	(314)	(130)
Time deposits	(129)	(76)	(205)	(48)	38	(10)
Borrowings and senior secured notes	177	(33)	144	208	(144)	64
Change in interest expense	76	(250)	(174)	344	(420)	(76)
Change in net interest income	$811	$(846)	$(35)	$1,965	$(1,984)	$(19)

First Quarter of 2020 Compared to Fourth Quarter of 2019

Net interest income for the first quarter of 2020 totaled $19.2 million, a slight decrease of $35 thousand from the fourth quarter of 2019 due to lower interest income of $209 thousand, offset partially by lower interest expense of $174 thousand. Average loans increased by $78.9 million in the first quarter of 2020, contributing an increase in interest income of $1.0 million, partially offset by a decrease of $182 thousand in discount accretion on loans acquired in a business combination, and lower market interest rates in the first quarter of 2020. The decrease in interest expense for the first quarter of 2020 was due primarily to lower market interest rates, partially offset by an increase in borrowing costs from higher average borrowings to support loan growth. We were able to reduce total interest expense by calling high cost brokered time deposits and replacing them with lower cost FHLB borrowings. Interest expense on interest-bearing deposits decreased $318 thousand, offset partially by an increase of $144 thousand on total borrowings.

Net interest margin for the first quarter of 2020 decreased 7 basis points to 4.78% from 4.85% for the fourth quarter of 2019. The decrease in the net interest margin was due primarily to a 26 basis point decrease in loan yields (including fees and discounts), partially offset by a change in the interest-earning asset mix, and a 5 basis point decrease in funding costs. The decrease in the interest-earning assets yield and loan yield were driven by lower market interest rates resulting from the Federal Reserve's 150 basis point reduction in the target Federal Funds rate in the first quarter of 2020 and its 25 basis point reduction in the fourth quarter of 2019. The yield on loans decreased to 5.95% for the first quarter of 2020, compared to 6.21% for the fourth quarter of 2019 primarily related to a decrease in market rates and a decrease in loan discount accretion on acquired loans which represented 18 basis points for the first quarter of 2020, compared to 24 basis points in the fourth quarter of 2019. The cost of funds decreased to 0.72% for the first quarter of 2020, compared to 0.77% for the fourth quarter of 2019, due primarily to lower interest rates, offset by a change in the funding mix with a higher percentage of average interest-bearing demand deposits, and a higher percentage of average total borrowings. Average borrowings and senior secured notes increased $51.2 million to $100.2 million to support loan growth, while the average cost of such borrowings decreased by 74 basis points. Average noninterest-bearing demand deposits decreased $26.8 million to $631.8 million and represented 47.0% of total average deposits for the first quarter of 2020, compared to $658.7 million, or 48.4% of total average deposits, for the fourth quarter of 2019. The total cost of deposits decreased 8 basis points to 0.63% for the first quarter of 2020, compared to 0.71% for the fourth quarter of 2019.

The discount accretion from loans acquired in a business combination of $624 thousand contributed 16 basis points to the net interest margin in the first quarter of 2020 compared to $806 thousand and 20 basis points in the fourth quarter of 2019.

First Quarter of 2020 Compared to First Quarter of 2019

        Net interest income decreased $19 thousand to $19.2 million for the first quarter of 2020 when compared to the same quarter of 2019 primarily due to a slight decrease of interest income of $95 thousand, offset partially by lower interest expense of $76 thousand. Average loans increased by $123.9 million in the first quarter of 2020, contributing an increase in interest income of $2.0 million, partially offset by a decrease of $332 thousand in discount accretion on loans acquired in a business combination, and lower market interest rates in the first quarter of 2020. The decrease in interest expense for the first quarter of 2020 was due primarily to lower market interest rates, partially offset by an increase in borrowing costs from higher average borrowings to support loan growth. Interest expense on interest-bearing deposits decreased $140 thousand, offset partially by an increase of $64 thousand on total borrowings and senior secured notes.

        Our net interest margin decreased 72 basis points to 4.78% for the first quarter of 2020 compared to 5.50% for the same quarter of 2019. The net interest margin compression was driven by lower market interest rates resulting from the Federal Reserve's 225 basis point reduction in the target Federal Funds rate after the first quarter of 2019. The average yield on interest-earning assets decreased 84 basis points to 5.42% for the first quarter of 2020 compared to 6.26% for the same quarter of 2019 due mostly to a lower loan yields. Our loan yield decreased 67 basis points to 5.95% for the first quarter of 2020 compared to 6.62% for the same quarter of 2019, including lower discount accretion from loans acquired in a business combination. The average effective federal funds target rate was 1.23% for the first quarter of 2020 compared to 2.40% for the same quarter of 2019.

        The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $624 thousand contributed 16 basis points to the net interest margin in the first quarter of 2020 compared to $956 thousand and 27 basis points in the same quarter of 2019.

        Our average cost of funds decreased 13 basis points to 0.72% for the first quarter of 2020 compared to 0.85% for the same quarter of 2019 due to a decrease in the cost of interest-bearing liabilities from lower market rates. Average noninterest-bearing deposits totaled $631.8 million and represented 47.0% of average total deposits for the first quarter of 2020 compared to $561.9 million and 46.1% of average total deposits for the same quarter of 2019. Average interest-bearing liabilities were $813.7 million during the first quarter of 2020 compared to $704.3 million for the same quarter of 2019. Our cost of interest-bearing liabilities decreased 25 basis points to 1.27% compared to 1.52% for the same quarter of 2019. The average borrowings and senior secured note balance increased $52.1 million to $100.2 million for the first quarter of 2020 compared to $48.0 million for the same quarter of 2019, as we used the funds for loan growth and corporate initiatives including common stock repurchases and dividends.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2020 was $2.7 million, an increase of $1.5 million from $1.2 million for the fourth quarter of 2019. Approximately $1.9 million of the first quarter provision was driven mostly by an increase in qualitative factors relating to the COVID-19 pandemic and macro-economic conditions, while $800 thousand was attributed to the net loan growth for the quarter. The assumptions underlying these qualitative factors included (a) a deterioration in the macro-economic environment caused by the pandemic; (b) an increase in the unemployment rate resulting from such deterioration as well as government programs and assistance aimed at reducing the impact of the pandemic; (c) the impact of deferring loan payments for customers as an accommodation due to the pandemic; and (d) the Bank's participation in the SBA PPP.

        At March 31, 2020, the allowance for loan losses was $16.2 million, or 1.13% of loans held for investment, compared to $13.5 million, or 0.98% of loans held for investment at December 31, 2019. At March 31, 2020, the net carrying value of acquired loans totaled $210.8 million and included a remaining net discount of $5.4 million. The discount is available to absorb losses on the acquired loans and represented 2.56% of the net carrying value of acquired loans and 0.37% of total gross loans held for investment.

        The provision for loan losses increased $2.4 million for the first quarter of 2020 from $350 thousand for the first quarter of 2019. The increase was primarily due to an increase in qualitative factors relating to the COVID-19 pandemic and macro-economic conditions, organic loan growth and, to a lesser extent, renewals of acquired loans included in loans held for investment.

Noninterest Income

        The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)
Gain on sale of loans	$377	$947	$928
Service charges and fees on deposit accounts	555	363	540
Net servicing fees	224	87	234
Other income	259	186	420
Total noninterest income	$1,415	$1,583	$2,122

First Quarter of 2020 Compared to Fourth Quarter of 2019

Noninterest income for the first quarter of 2020 was $1.4 million, a decrease of $168 thousand from $1.6 million for the fourth quarter of 2019 due primarily to lower gains on loan sales of $570 thousand, partially offset by higher service charges and fees on deposit accounts of $192 thousand, and higher net servicing fees of $137 thousand. Loans sold during the first quarter of 2020 totaled $3.4 million, resulting in a gain on sale of $377 thousand, compared to $19.2 million in loans sold, resulting in a gain on sale of $947 thousand in the fourth quarter of 2019. The $192 thousand increase in service charges and fees on deposit accounts during the first quarter of 2020 was due primarily to higher analysis fees on certain deposit accounts.

        Net servicing fees totaled $224 thousand and $87 thousand for the first quarter of 2020 and fourth quarter of 2019 including contractually-specified servicing fees of $506 thousand and $512 thousand, offset by the amortization of the servicing asset of $282 thousand and $425 thousand. The decrease in amortization of the servicing asset was due to lower amortization from early loan pay-offs which totaled $69 thousand for the first quarter of 2020 compared to $132 thousand for the fourth quarter of 2019. Our SBA loan servicing portfolio averaged $214.8 million for the first quarter of 2020 compared to $215.4 million for the prior quarter.

First Quarter of 2020 Compared to First Quarter of 2019

        Noninterest income decreased $707 thousand to $1.4 million for the first quarter of 2020 compared to $2.1 million for the same quarter of 2019 due to lower gain on sale of loans and lower other income. The $551 thousand decrease in gain on sale of loans for the first quarter of 2020 compared to the same quarter of 2019 is due to a lower volume of loans sold. Loans sold during the first quarter of 2020 totaled $3.4 million, resulting in a gain on sale of $377 thousand, compared to $18.6 million in loans sold, resulting in a gain of $928 thousand for the first quarter of 2019.

        Net servicing fees decreased due to higher contractual servicing fees, offset by higher amortization expense of the related servicing asset in the first quarter of 2020. Our SBA loan servicing portfolio averaged $214.8 million for the first quarter of 2020 compared to $197.7 million for the same quarter of 2019. During the first quarter of 2020 and 2019, contractually-specified servicing fees were $506 thousand and $445 thousand, offset by the amortization of the servicing asset of $282 thousand and $211 thousand. The increase in amortization of the servicing asset was due to the larger portfolio of serviced loans, offset partially by a lower level of early loan pay-offs in the current quarter. Amortization expense related to early loan pay-offs totaled $69 thousand for the first quarter of 2020 compared to $92 thousand for the same quarter of 2019.

        Other income was $259 thousand for the first quarter of 2020 compared to $420 thousand for the same quarter of 2019. The $161 thousand decrease is primarily due to a CDFI Bank Enterprise Award ("BEA") of $233 thousand recognized in the first quarter of 2019. There was no similar income in the first quarter of 2019.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)
Salaries and employee benefits	$7,230	$6,139	$6,223
Occupancy and equipment	1,063	1,893	1,429
Data processing	807	903	604
Professional fees	471	396	419
Office, postage and telecommunications	258	252	272
Deposit insurance and regulatory assessments	61	47	195
Loan related	275	165	214
Customer service related	372	568	477
Amortization of core deposit intangible	193	258	196
Other expenses	789	663	671
Total noninterest expense	$11,519	$11,284	$10,700
Efficiency ratio (1)	56.0%	54.3%	50.2%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

First Quarter of 2020 Compared to Fourth Quarter of 2019

Noninterest expense increased $235 thousand to $11.5 million for the first quarter of 2020 from $11.3 million for the fourth quarter of 2019. This increase was due primarily to higher salaries and employee benefit expenses, higher loan related expenses and higher other expenses, offset partially by lower occupancy and equipment expenses, lower customer service related expenses, and lower amortization of the core deposit intangible.

The $1.1 million increase in salaries and employee benefits was due to seasonally higher first quarter payroll taxes and employee benefits, annual merit increases and higher bonus and incentives accruals. The $126 thousand increase in other expenses resulted from no loss provision for unfunded loan commitment reserve recognized in the first quarter of 2020 versus a $200 thousand reversal of unfunded loan commitment reserve in the fourth quarter of 2019. The $830 thousand decrease in occupancy and equipment expense was due to an $807 thousand pre-tax impairment charge for the branch relocation and consolidation efforts in the fourth quarter of 2019. The $196 thousand decrease in customer service related expenses was due to lower third party expenses for certain deposit accounts on analysis during the first quarter of 2020. The efficiency ratio remained strong at 56.0% in the first quarter of 2020, compared to 54.3% in the fourth quarter of 2019. The higher efficiency ratio in the first quarter of 2020 was impacted by lower revenue and higher noninterest expense.

First Quarter of 2020 Compared to First Quarter of 2019

        Noninterest expense for the first quarter of 2020 increased $819 thousand from $10.7 million for the same quarter of 2019. The increase was due to higher salaries and employee benefits, higher data processing, offset partially by lower occupancy and equipment costs and lower customer service related expenses. The $1.0 million increase in salaries and employee benefits due to annual merit increases, higher bonuses and incentives, coupled with the growth in headcount, the current quarter average of 180 FTE employees compares to an average of 177 FTE employees for the same quarter of 2019. The increase in data processing expenses was due to increases in transaction volumes from organic growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $366 thousand decrease in occupancy and equipment expense was due to a $400 thousand impairment charge in the first quarter of 2019 for the anticipated relocation and consolidation of branches in 2019. There were no impairment charges in 2020. The decrease in customer service related expense is due to lower third party expenses for certain deposit accounts on analysis between periods.

Income Taxes

        Income tax expense was $1.8 million, $2.3 million and $3.3 million for the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019. The effective tax rates were 28.6%, 28.3% and 31.7% for the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

        Total assets increased $85.3 million during the first quarter to $1.78 billion at March 31, 2020 from $1.69 billion at December 31, 2019. This increase is due mostly to an $11.8 million increase in cash and cash equivalents, an $8.9 million increase in investments securities, a $63.4 million increase in loans held for investment, or an annualized growth rate of 18.4% and a $5.9 million increase in loans held for sale, partially offset by a $2.7 million increase in the allowance for loan losses and $1.7 million decrease in other assets. Total liabilities increased $83.8 million during the first quarter to $1.51 billion at March 31, 2020 from $1.43 billion at December 31, 2019. Borrowings increased $50.0 million during the first quarter to $140.0 million at March 31, 2020, coupled with an increase in total deposits of $37.3 million to $1.35 billion at March 31, 2020.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at the Federal Reserve and other banks, with original maturities of less than 90 days. Cash and cash equivalents totaled $173.6 million at March 31, 2020, an increase of $11.8 million from December 31, 2019. The increase in cash and cash equivalents during the three months ended March 31, 2020 was primarily attributable to an increase in deposits and borrowings to maintain appropriate on balance sheet liquidity.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	March 31, 2020		December 31, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$2,998	7.7%	$—	—%
Mortgage-backed securities	7,299	18.8%	7,431	27.9%
Collateralized mortgage obligations	20,170	51.8%	10,598	39.7%
SBA pools	8,457	21.7%	8,624	32.4%
	$38,924	100.0%	$26,653	100.0%

	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$—	—%	$3,342	66.1%
Mortgage-backed securities	1,702	100.0%	1,714	33.9%
	$1,702	100.0%	$5,056	100.0%

        The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2020:

	March 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$—	$—	$—	$2,998	$2,998
Mortgage-backed securities	—	—	—	7,299	7,299
Collateralized mortgage obligations	—	—	—	20,170	20,170
SBA pools	—	—	—	8,457	8,457
	$—	$—	$—	$38,924	$38,924
Weighted average yield:
U.S. Government and agency securities	—%	—%	—%	2.12%	2.12%
Mortgage-backed securities	—%	—%	—%	2.59%	2.59%
Collateralized mortgage obligations	—%	—%	—%	2.18%	2.18%
SBA pools	—%	—%	—%	2.42%	2.42%
	—%	—%	—%	2.30%	2.30%
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

	March 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$1,702	$1,702
	$—	$—	$—	$1,702	$1,702
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.77%	2.77%
	—%	—%	—%	2.77%	2.77%
(1) Mortgage-backed securities do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

        At March 31, 2020, no issuer represented 10% or more of our shareholders’ equity. At March 31, 2020, securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit. There were no borrowings under this line of credit at March 31, 2020.

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

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$233,607	16.2%	$249,504	18.1%
Real estate:
Residential	42,904	3.0%	43,736	3.2%
Commercial real estate - owner occupied	148,517	10.3%	171,595	12.5%
Commercial real estate - non-owner occupied	476,472	33.2%	423,823	30.8%
Commercial and industrial	350,090	24.3%	309,011	22.5%
SBA loans	187,407	13.0%	177,633	12.9%
Consumer	450	—%	430	—%
Loans held for investment, net of discounts (1)	$1,439,447	100.0%	$1,375,732	100.0%
Net deferred origination fees	(1,392)		(1,057)
Loans held for investment	1,438,055		1,374,675
Allowance for loan losses	(16,218)		(13,522)
Loans held for investment, net	$1,421,837		$1,361,153
 (1) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $1.1 million at March 31, 2020 and December 31, 2019

At March 31, 2020, loans held for investment totaled $1.44 billion, an increase of $63.4 million, or an annualized growth rate of 18.4%, since year end. During the first quarter of 2020 as compared to December 31, 2019, construction and land development loans decreased $15.9 million, commercial real estate loans ("CRE") increased $29.6 million, commercial and industrial loans increased $41.1 million, SBA loans increased $9.8 million, and residential loans decreased $832 thousand. The diversification and portfolio composition remained similar at March 31, 2020 compared to year end. The most significant categories in the loan portfolio are CRE (non-owner occupied) and commercial and industrial loans which represent 33.2% and 24.3% of total loans held for investment, net of discounts at March 31, 2020.

Per the regulatory definition of commercial real estate, at March 31, 2020 and December 31, 2019, our concentration of such loans represented 316% and 314% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at March 31, 2020 and December 31, 2019, total loans secured by commercial real estate under construction and land development represented 102% and 125% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

We have total loans to the hospitality industry (including construction, CRE, C&I and SBA loans) of $181.6 million and $158.9 million at March 31, 2020 and December 31, 2019. Some of the members of our Board of Directors are active in the hospitality sector, and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At March 31, 2020 and December 31, 2019, total commitments to fund CRE loans to the hospitality industry represented 57% and 50% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry remained at 36% of our total risk-based capital at March 31, 2020 and December 31, 2019. Please refer to the Recent Developments COVID-19 section for pandemic impacts relating to hospitality loans.

        We offer small business loans through the SBA 7(a) and 504 loan programs. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less, and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million, with the exception of CARES Act SBA PPP loans, which are limited to $10 million, and have a 100% guarantee. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 50% loan to value ratio on SBA 504 program loans at origination. There were no loans under the SBA PPP program at March 31, 2020. The following table summarizes the SBA loan types in the portfolio as of the dates indicated:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
SBA 7(a)	$97,436	$100,103
SBA 504	89,971	$77,530
Total	$187,407	$177,633

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Secured - industrial warehouse	$30,612	$23,364
Secured - hospitality	24,744	24,858
Secured - retail center/building	27,986	28,182
Secured - other real estate	64,231	58,757
Unsecured or secured by other business assets	11,800	11,921
Total unguaranteed portion	159,373	147,082
Guaranteed portion	28,034	30,551
Total	$187,407	$177,633

Loan Maturities

        The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at March 31, 2020:

	March 31, 2020
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$—	$121,890	$13,708	$68,609	$—	$29,400	$233,607
Real estate:
Residential	—	—	—	2,165	2,269	38,470	42,904
Commercial real estate - owner occupied	5,635	1,341	20,315	37,969	13,594	69,663	148,517
Commercial real estate - non-owner occupied	9,520	39,082	75,864	94,084	49,783	208,139	476,472
Commercial and industrial	8,247	72,418	21,848	112,418	14,680	120,479	350,090
SBA loans	—	13,638	2,839	11,600	10,340	148,990	187,407
Consumer & other	13	427	—	—	10	—	450
Total	$23,415	$248,796	$134,574	$326,845	$90,676	$615,141	$1,439,447

Potential Problem Loans

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

At March 31, 2020, loan delinquencies (30-89 days past due) totaled $2.3 million, compared to $1.8 million at December 31, 2019. The increase was due mostly to one residential real estate loan which was 30 days past due at March 31, 2020. There were no loans over 90 days past due that were still accruing.

The following tables present the recorded investment balances of substandard loans, excluding PCI loans, by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020 (1)
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$—	$2,974	$2,085	$1,691	$9,585	$—	$16,335
Total	$—	$—	$2,974	$2,085	$1,691	$9,585	$—	$16,335
(1)At March 31, 2020, substandard loans included $9.1 million of impaired loans. There were no loans classified as special mention, doubtful or loss at March 31, 2020.

	December 31, 2019 (1)
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$—	$9,624	$2,092	$2,630	$10,260	$—	$24,606
Total	$—	$—	$9,624	$2,092	$2,630	$10,260	$—	$24,606
(1)At December 31, 2019, substandard loans included $11.3 million of impaired loans. There were no loans classified as special mention, doubtful or loss at December 31, 2019.

        Since year end, the decrease in the substandard loans was due to upgrades, charge-offs, payoffs, and paydowns totaling $8.5 million, offset by two loans from one relationship totaling $225 thousand being downgraded to substandard.

Nonperforming Assets

Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual TDRs plus other real estate owned and other assets acquired through foreclosure (“Foreclosed assets”). The balances of nonperforming loans reflect our net investment in these assets. The table below reflects the composition of non-performing assets at the periods indicated:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—
Non-accrual	8,984	11,107
Troubled debt restructurings on non-accrual	151	158
Total nonperforming loans	9,135	11,265
Foreclosed assets	—	—
Total nonperforming assets	$9,135	$11,265
Troubled debt restructurings - on accrual	$319	$321

Nonperforming loans as a percentage of total loans held for investment	0.64%	0.82%
Nonperforming assets as a percentage of total assets	0.51%	0.67%

        The following table shows our nonperforming loans by loan class as of the dates indicated:

	March 31, 2020	December 31, 2019
Nonperforming loans:	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$1,560	$3,049
Commercial real estate - non-owner occupied	1,368	1,368
Commercial and industrial	187	229
SBA loans	6,020	6,619
Total nonperforming loans (1)	$9,135	$11,265
 (1) There were no purchased credit impaired loans on nonaccrual at March 31, 2020 and December 31, 2019.

Since year end, the decrease in nonperforming loans was due mostly to payoffs and paydowns totaling $2.4 million, offset by two loans from one relationship totaling $225 thousand being downgraded to substandard.

Troubled Debt Restructurings

At March 31, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $470 thousand and $479 thousand. There were no specific reserves allocated for these loans and we have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, there were no new loan modifications resulting in TDRs.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions:
extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended March 31, 2020 and 2019, there were no new loan modifications resulting in TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the three months ended March 31, 2020 and 2019, there was one SBA loan totaling $85 thousand and $95 thousand classified as a TDR for which there was a payment default within twelve months following the modification.

CARES Act Modifications

 We adopted the guidance under Section 4013 of the CARES Act and modified 19 loans with the 90-day principal and interest deferments during the three months ended March 31, 2020. Total outstanding principal balance for these loans was $35.2 million at March 31, 2020. Through April 27, 2020, we modified 514 loans totaling $608 million in outstanding principal balance under Section 4013 of the CARES Act.

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

At March 31, 2020, we evaluated and considered the impacts relating to COVID-19 and macro-economic conditions on our qualitative factors. The assumptions underlying these qualitative factors included (a) a deterioration in the macro-economic environment caused by the pandemic; (b) an increase in the unemployment rate resulting from such deterioration as well as credit for government programs and assistance aimed at reducing the impact of the pandemic; (c) the impact of deferring loan payments for customers as an accommodation due to the pandemic; and (d) our participation in the SBA PPP.

Given the growth and the composition of our loan portfolio, as well as the unamortized discount on loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. We will continue to assess the adequacy of the allowance for loan losses for specific loans and the loan portfolio as a whole during the pandemic. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, our estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$13,522	$11,056
Charge-offs:
Commercial and industrial	(7)	(2)
SBA loans	(21)	—
Total charge-offs	(28)	(2)
Recoveries:
Commercial and industrial	12	22
SBA loans	12	—
Total recoveries	24	22
Net (charge-offs) recoveries	(4)	20
Provision for loan losses	2,700	350
Balance, end of period	$16,218	$11,426

Loans held for investment, net of discounts	$1,439,447	$1,273,569
Allowance for loan losses as a percentage of total loans held for investment, net of discounts	1.13%	0.90%
Annualized net recoveries to average loans	—%	0.01%

The following table shows the allocation of the allowance for loan losses by loan type as of the dates indicated:

	March 31, 2020		December 31, 2019
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,498	16.2%	$2,350	18.1%
Real estate:
Residential	333	3.0%	292	3.2%
Commercial real estate - owner occupied	844	10.3%	918	12.5%
Commercial real estate - non-owner occupied	4,131	33.2%	3,074	30.8%
Commercial and industrial	5,455	24.3%	4,145	22.5%
SBA loans	2,954	13.0%	2,741	12.9%
Consumer	3	—%	2	—%
	$16,218	100.0%	$13,522	100.0%

Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At March 31, 2020, loans held for sale were $13.6 million, an increase of $5.9 million from $7.7 million at December 31, 2019. The change in loans held for sale was due to the origination of $8.4 million in loans held for sale, offset by the sale of loans with a carrying value of $3.4 million during the three months ended March 31, 2020.  In addition, $933 thousand of loans held for investment were transferred to loans held for sale during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, loans held for sale consisted entirely of SBA 7a loans and the fair value of loans held for sale totaled $14.2 million and $8.4 million.

Servicing Asset and Loan Servicing Portfolio

        Loans serviced for others totaled $265.2 million and $278.6 million at March 31, 2020 and December 31, 2019. The loan servicing portfolio includes SBA loans serviced for others of $210.8 million and $214.8 million for which there is a related servicing asset of $3.0 million and $3.2 million at March 31, 2020 and December 31, 2019.

        In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to other institutions of $54.4 million and $63.8 million for which there is no related servicing asset at March 31, 2020 and December 31, 2019.

Goodwill and Other Intangible Assets

        As a result of the PCB acquisition completed on July 31, 2018, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $5.5 million at March 31, 2020. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first quarter of 2020, the Company evaluated goodwill for impairment at March 31, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) the recent deal price multiples were applied to tangible book value to compute the estimated fair value; and (ii) an “average price last twelve month earnings” market transaction multiple was applied to the actual and forecasted 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, we recognized CDI amortization of $193 thousand and $196 thousand.

Deposits

        The following table presents the ending balance and percentage of deposits as of the periods indicated:

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$627,793	46.5%	$626,569	47.7%
Interest-bearing deposits:
Interest checking (1)	209,423	15.5%	167,581	12.8%
Money market (2)	287,405	21.3%	319,694	24.2%
Savings	28,543	2.1%	27,091	2.1%
Retail time deposits	92,311	6.8%	97,220	7.4%
Wholesale time deposits	105,565	7.8%	75,538	5.8%
	$1,351,040	100.0%	$1,313,693	100.0%
(1) Included brokered deposits of $18.0 million and $33.0 million at March 31, 2020 and December 31, 2019.
(2) Included brokered money market deposits of $15.1 million at March 31, 2020 and December 31, 2019.

        During the three months ended March 31, 2020, total deposits increased $37.3 million to $1.35 billion from $1.31 billion at December 31, 2019 due to higher balances in all deposit categories. Time deposits increased $25.1 million due primarily to an increase in brokered time deposits. Interest-bearing nonmaturity deposits increased $11.0 million and noninterest-bearing demand deposits increased $1.2 million. At March 31, 2020, brokered time deposits totaled $95.6 million, of which $67.9 million are callable or mature in six months, and $22.7 million are One-Way CDARS time deposits. The increase in interest-bearing nonmaturity deposits was attributed to core customer growth. Noninterest-bearing deposits totaled $627.8 million and represented 46.5% of total deposits at March 31, 2020, compared to $626.6 million and 47.7% of total deposits at December 31, 2019.

        Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. At March 31, 2020 brokered time deposits had a weighted average remaining maturity of 2.3 years. At March 31, 2020 and December 31, 2019, collateralized time deposits from the State of California totaled $10.0 million and $25.1 million. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Please refer to Note 6 - Deposits and Note 7 - Borrowing Arrangements to the Condensed Consolidated Financial Statements.

        Our ten largest depositor relationships accounted for approximately 30% and 28% of total deposits at March 31, 2020 and December 31, 2019.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

March 31, 2020
(dollars in thousands)
Three months or less	$16,285
Over three months through six months	18,774
Over six months through twelve months	6,932
Over twelve months	3,338
$45,329

Borrowings

        In addition to deposits, we use borrowings, including short-term and long-term FHLB advances, Federal Reserve secured lines of credit, federal funds unsecured lines of credit, and floating rate senior secured notes, as secondary sources of funds to meet our liquidity needs. The following tables presents the components of borrowings as of the periods indicated:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Borrowings
FHLB advances - short term	$110,000	$60,000
FHLB advances - long term	30,000	30,000
	$140,000	$90,000
Weighted-average interest rate, end of period	0.56%	1.79%

Senior secured notes	$8,600	$9,600
Interest rate, end of period	3.25%	5.00%

Federal Home Loan Bank Secured Line of Credit

        At March 31, 2020, the Bank had a secured line of credit of $388.6 million from the FHLB, of which $177.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2020, the Bank had pledged $1.11 billion of loans under a blanket lien, of which $751.5 million was considered as eligible collateral under this borrowing agreement. At March 31, 2020 and December 31, 2019, the Bank had short term fixed-rate advances totaling $110.0 million and $60.0 million that mature in May 2020 and March 2020 with a weighted average interest rate of 0.18% and 1.72%. The Bank had a long term fixed-rate advance of $30.0 million that matures in June 2021 with a weighted average interest rate of 1.93% at March 31, 2020 and December 31, 2019. There were no overnight borrowings outstanding under this arrangement at March 31, 2020 and December 31, 2019. The average balance of total FHLB borrowings was $89.8 million and $35.1 million with an average interest rate of 1.68% and 2.58% for the three months ended March 31, 2020 and 2019.

        In addition, at March 31, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

Federal Reserve Bank Secured Line of Credit

        At March 31, 2020, the Bank had a secured line of credit of $152.1 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At March 31, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $214.4 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at March 31, 2020 and December 31, 2019. The average borrowings were $2.3 million with an average interest rate of 0.25% for the three months ended March 31, 2020. The Bank had no borrowing during the three months ended March 31, 2019.

Federal Funds Unsecured Lines of Credit

        The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $77.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at or during the three months ended March 31, 2020 and there were no overnight borrowings at December 31, 2019. The average borrowings were $1.1 million with an average interest rate of 2.7% for the three months ended March 31, 2019.

Senior Secured Notes

        The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At March 31, 2020, the outstanding balance under this secured line of credit totaled $8.6 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $8.0 million and $11.9 million with an average interest rate of 4.56% and 5.90% for the three months ended March 31, 2020 and 2019. At March 31, 2020, we were in compliance with all loan covenants on the facility and the remaining available credit was $16.4 million. One of our executives is also a member of the lending bank's board of directors.

Shareholders’ Equity

        Total shareholders’ equity increased $1.5 million to $263.3 million at March 31, 2020 from $261.8 million at December 31, 2019. The increase in shareholders' equity is primarily due to $4.5 million in net earnings, $484 thousand of share-based compensation, $21 thousand of stock options exercised and $371 thousand related to changes in the fair value of investment securities, available-for-sale and the resulting impact on accumulated other comprehensive income, partially offset by $2.9 million in cash dividends, and $996 thousand in stock repurchases during the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for client credit needs, and to take advantage of investment opportunities as they are presented in the market place. Although we believe that we currently have the ability to generate sufficient liquidity from our operating activities to meet our funding requirements, we may, in the future, need to acquire additional liquidity to fund our activities.

Holding Company Liquidity

        As a bank holding company, we currently have no significant assets other than our equity interest in the Bank. Our primary sources of liquidity at the holding company are dividends from the Bank, cash on hand at the holding company, which was approximately $386 thousand at March 31, 2020, a $25.0 million secured line of credit of which $16.4 million was available at March 31, 2020, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our senior secured revolving line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $5 million in dividends to the holding company during the three months ended March 31, 2020. Please refer to the section "— Regulatory Capital" for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits in other banks, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, unpledged held-to-maturity securities and fully funded loans held for sale) divided by total assets. At March 31, 2020, our liquidity ratio was 12.8%.

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

Additional sources of liquidity available to us at March 31, 2020 included $177.6 million in remaining secured borrowing capacity with the FHLB, $152.1 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC"), and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $77.0 million.

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

        During the three months ended March 31, 2020, we repurchased 38,411 shares of our common stock at an average price of $22.34 per share and a total cost of $858 thousand under the repurchase plan. Since the plan was announced, we have repurchased a total of 504,511 shares at an average price of $21.70 per share. The remaining number of shares authorized to be repurchased under this plan is 695,489 shares at March 31, 2020. On March 17, 2020, we suspended the stock repurchase plan to allow us to preserve capital and provide liquidity during the COVID-19 pandemic to meet the credit needs of our customers, as well as support small businesses and the local economies served by us through our lending and other important services.

Contractual Obligations

        The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments, at March 31, 2020.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,153,164	$1,153,164	$—	$—	$—
Time deposits (1)	197,876	126,233	57,949	13,694	—
Borrowings	140,000	110,000	30,000	—	—
Senior secured notes	8,600	—	8,600	—	—
Operating lease obligations	6,943	2,404	3,916	623	—
	$1,506,583	$1,391,801	$100,465	$14,317	$—
(1) Includes $95.6 million of brokered time deposits reported based on their contractual maturity dates.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. These transactions generally take the form of loan commitments, unused lines of credit and standby letters of credit.

At March 31, 2020, we had unused loan commitments of $374.8 million, standby letters of credit of $7.5 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA equity investments of $1.7 million and $236 thousand. At December 31, 2019, we had unused loan commitments of $376.9 million, standby letters of credit of $7.6 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA investments of $1.7 million and $236 thousand.

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

At March 31, 2020, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the CBLR framework beginning with the Call Report filed for the first quarter of 2020. At March 31, 2020, the Bank's CBLR ratio was 11.73% which exceeded all regulatory capital requirements under the CBLR framework and, accordingly, the Bank was considered to be ‘‘well-capitalized.’’

        Under this final rule, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the

9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements. A banking organization meets the definition of a “qualifying community banking organization” if the organization has:

•A leverage ratio of greater than 9%;

•Total consolidated assets of less than $10 billion;

•Total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•Total trading assets plus trading liabilities of 5% or less of total consolidated assets.

Even though a banking organization meets the above-stated criteria, federal banking regulators have reserved the authority to disallow the use of the CBLR framework by a depository institution or depository institution holding company, based on the risk profile of the banking organization.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

Dividends

        Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. During three months ended March 31, 2020 and 2019, we declared cash dividends of $0.25 per share and $0.20 per share.

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

The holding company's primary source of funds is dividends from the Bank, as well as availability under our $25 million secured line of credit. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Business Oversight ("DBO") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (x) the retained earnings of the Bank; (y) the net income of the Bank for its last fiscal year; or (z) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank's shareholders in connection with a reduction of its contributed capital. Further, as a Federal Reserve member bank, the Bank is prohibited from declaring or paying a dividend if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition and Income in the absence of prior regulatory and shareholder approvals.

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

Interest Rate Risk

        Interest rate risk results from the following risks:

•Repricing risk - timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;

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

        On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. The market transition away from LIBOR to an alternative reference rates is complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. For more information, refer to Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

        Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At March 31, 2020, we were "asset sensitive".

        In order to model and evaluate interest rate risk, we use two approaches: Net Interest Income at Risk ("NII at Risk"), and Economic Value of Equity ("EVE"). Under NII at Risk, the impact on net interest income, measured over a 12-month time horizon, from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

        The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of March 31, 2020:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest Rate Scenario	(dollars in thousands)
Up 300 basis points	$88,127	17.2%	$341,774	4.2%
Up 200 basis points	$82,206	9.3%	$334,223	1.9%
Up 100 basis points	$77,294	2.8%	$328,366	0.1%
Base	$75,210	—	$328,048	—
Down 100 basis points	$74,459	(1.0)%	$328,827	0.2%
Down 200 basis points	$74,445	(1.0)%	$330,169	0.6%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures at March 31, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

BUSINESS RISKS

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•employees contracting COVID-19;
•reductions in our operating effectiveness as our employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those in charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•sustained closures of our branch lobbies or the offices of our customers;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to both job losses and other effects attributable to COVID-19

•unprecedented volatility in United States financial markets;
•volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses;
•declines in value of collateral for loans, including real estate collateral;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations. The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

CREDIT RISKS

Concern about the spread of COVID-19 has caused and is likely to continue to cause business disruptions which may cause our customers to be unable to make scheduled loan payments.

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

The outbreak of COVID-19 has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults. COVID-19 may impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in or may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in losses in our loan portfolio, all of which would impact our earnings and capital.

As a participating lender in the SBA PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP.

The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Loan delinquencies may increase despite our loan deferral program which may result in an increase to our loan loss provisions in future periods.

The impact of the COVID-19 pandemic is expected to continue to adversely affect us during the remainder of 2020 and possibly longer. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans if and when the COVID-19 pandemic subsides. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

STRATEGIC RISK

Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

OPERATIONAL RISK

Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with over 90% of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

INTEREST RATE RISK

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19 and governmental and regulatory responses thereto. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent pandemics that have had similar global repercussions, we cannot estimate the full impact of COVID-19 on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents information relating to the repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2) (3)
Jan 1 - 31, 2020	—	$—	—	733,900
Feb 1 - 29, 2020	14,517	$24.48	9,076	724,824
Mar 1 - 31, 2020	29,376	$21.79	29,335	695,489
Total	43,893	$22.68	38,411
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

(3) On March 17, 2020, the Company issued a press release announcing the suspension of the stock repurchase program in light of news reports indicating that members of Congress had voiced concerns about the practice of banks repurchasing shares during an economic crisis. Suspending the stock repurchase program will allow the Company to preserve capital and provide liquidity during the COVID-19 pandemic to meet the credit needs of the Company’s customers, as well as support small businesses and the local economies served by the Company through the Bank's lending and other important services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[1]

3.1	Articles of Incorporation of First Choice Bancorp.[1]

3.2	Bylaws of First Choice Bancorp.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1Filed as an Exhibit to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: May 11, 2020	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: May 11, 2020	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)