Form 10-Q
period 2020-06-30
First Choice Bancorp
filed 2020-08-10
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

There were 11,697,429 shares of common stock outstanding as of August 1, 2020.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
June 30, 2020

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$20,954	$27,359
Interest-bearing deposits at other banks	196,875	134,442
Total cash and cash equivalents	217,829	161,801
Securities available-for-sale, at fair value	36,783	26,653
Securities held-to-maturity, at cost	1,691	5,056
Equity securities, at fair value	2,782	2,694
Restricted stock investments, at cost	12,999	12,986
Loans held for sale, at lower of cost or fair value	20,326	7,659
Loans held for investment	1,831,619	1,374,675
Allowance for loan losses	(17,822)	(13,522)
Loans held for investment, net	1,813,797	1,361,153
Accrued interest receivable	13,809	5,451
Premises and equipment	2,551	1,542
Servicing asset	2,516	3,202
Deferred taxes, net	5,829	6,163
Goodwill	73,425	73,425
Core deposit intangible	5,342	5,728
Foreclosed assets, net	602	—
Other assets	13,322	16,811
TOTAL ASSETS	$2,223,603	$1,690,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$789,770	$626,569
Money market, interest checking and savings	620,719	514,366
Time deposits	194,508	172,758
Total deposits	1,604,997	1,313,693
Borrowings	150,000	90,000
Paycheck Protection Program Liquidity Facility	179,125	—
Senior secured notes	6,500	9,600
Accrued interest payable and other liabilities	16,032	15,226
Total liabilities	1,956,654	1,428,519
Commitments and contingencies - Note 10
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,697,766 at June 30, 2020 and 11,635,531 at December 31, 2019	217,420	216,398
Additional paid-in capital	2,538	3,493
Retained earnings	46,352	41,920
Accumulated other comprehensive income (loss), net	639	(6)
Total shareholders’ equity	266,949	261,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,223,603	$1,690,324

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$21,348	$20,780	$21,344	$42,128	$42,260
Interest on investment securities	225	218	215	443	451
Interest on deposits in other financial institutions	92	501	454	593	899
Dividends on restricted stock investments	179	245	206	424	448
Total interest and dividend income	21,844	21,744	22,219	43,588	44,058
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	318	1,109	1,254	1,427	2,493
Interest on time deposits	856	995	1,463	1,851	2,468
Interest on borrowings	197	376	484	573	714
Interest on Paycheck Protection Program Liquidity Facility	112	—	—	112	—
Interest on senior secured notes	57	91	182	148	355
Total interest expense	1,540	2,571	3,383	4,111	6,030
Net interest income	20,304	19,173	18,836	39,477	38,028
Provision for loan losses	2,100	2,700	550	4,800	900
Net interest income after provision for loan losses	18,204	16,473	18,286	34,677	37,128
NONINTEREST INCOME
Gain on sale of loans	—	377	1,271	377	2,199
Service charges and fees on deposit accounts	447	555	564	1,002	1,104
Net servicing (costs) fees	(9)	224	287	215	521
Other income	617	259	200	876	620
Total noninterest income	1,055	1,415	2,322	2,470	4,444
NONINTEREST EXPENSE
Salaries and employee benefits	6,386	7,230	6,857	13,616	13,080
Occupancy and equipment	1,108	1,063	987	2,171	2,416
Data processing	874	807	639	1,681	1,243
Professional fees	450	471	426	921	845
Office, postage and telecommunications	289	258	255	547	527
Deposit insurance and regulatory assessments	198	61	120	259	315
Loan related	226	275	71	501	285
Customer service related	328	372	273	700	750
Amortization of core deposit intangible	193	193	197	386	393
Other expenses	1,048	789	780	1,837	1,451
Total noninterest expense	11,100	11,519	10,605	22,619	21,305
Income before taxes	8,159	6,369	10,003	14,528	20,267
Income taxes	2,429	1,823	3,192	4,252	6,448
Net income	$5,730	$4,546	$6,811	$10,276	$13,819
Net income per share:
Basic	$0.49	$0.39	$0.58	$0.88	$1.18
Diluted	$0.49	$0.39	$0.58	$0.88	$1.17
Weighted-average common shares outstanding:
Basic	11,564,965	11,558,039	11,581,889	11,561,486	11,616,223
Diluted	11,606,280	11,632,050	11,675,057	11,619,149	11,741,910
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Net income	$5,730	$4,546	$6,811	$10,276	$13,819
Other comprehensive income:
Unrealized gain (loss) on investment securities:
Change in net unrealized gain on available-for-sale securities	389	527	534	916	872
Income tax expense:
Change in net unrealized gain on available-for-sale securities	(115)	(156)	(159)	(271)	(258)
Total other comprehensive income	274	371	375	645	614
Total comprehensive net income	$6,004	$4,917	$7,186	$10,921	$14,433

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Three Months Ended June 30, 2020
Balance at March 31, 2020	11,662,603	$217,219	$2,178	$43,545	$365	$263,307
Net income	—	—	—	5,730	—	5,730
Stock-based compensation	—	—	518	—	—	518
Cash dividends ($0.25 per share)	—	—	—	(2,923)	—	(2,923)
Exercise of stock options	7,032	112	(48)	—	—	64
Issuance of restricted shares, net of forfeiture	29,916	—	—	—	—	—
Vesting of restricted shares	—	110	(110)	—	—	—
Repurchase of shares from restricted shares vesting	(1,785)	(21)	—	—	—	(21)
Common stock repurchased under stock repurchase program	—	—	—	—	—	—
Other comprehensive income, net of taxes	—	—	—	—	274	274
Balance at June 30, 2020	11,697,766	$217,420	$2,538	$46,352	$639	$266,949

Three Months Ended June 30, 2019
Balance at March 31, 2019	11,650,020	$216,265	$3,713	$28,617	$(460)	$248,135
Net income	—	—	—	6,811	—	6,811
Stock-based compensation	—	—	564	3	—	567
Cash dividends ($0.20 per share)	—	—	—	(2,345)	—	(2,345)
Exercise of stock options	85,271	2,400	(1,547)	—	—	853
Issuance of restricted shares, net of forfeiture	15,101	—	—	—	—	—
Vesting of restricted shares	—	139	(139)	—	—	—
Repurchase of shares from restricted shares vesting	(127)	—	(3)	—	—	(3)
Common stock repurchased under stock repurchase program	(12,824)	(272)	—	—	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	375	375
Balance at June 30, 2019	11,737,441	$218,532	$2,588	$33,086	$(85)	$254,121

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Six Months Ended June 30, 2020
Balance at December 31, 2019	11,635,531	$216,398	$3,493	$41,920	$(6)	$261,805
Net income	—	—	—	10,276	—	10,276
Stock-based compensation	—	—	999	3	—	1,002
Cash dividends ($0.50 per share)	—	—	—	(5,847)	—	(5,847)
Exercise of stock options	8,962	165	(80)	—	—	85
Issuance of restricted shares, net of forfeiture	98,951	—	—	—	—	—
Vesting of restricted shares	—	1,874	(1,874)	—	—	—
Repurchase of shares from restricted shares vesting	(7,267)	(159)	—	—	—	(159)
Common stock repurchased under stock repurchase program	(38,411)	(858)	—	—	—	(858)
Other comprehensive income, net of taxes	—	—	—	—	645	645
Balance at June 30, 2020	11,697,766	$217,420	$2,538	$46,352	$639	$266,949

Six Months Ended June 30, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	13,819	—	13,819
Stock-based compensation	—	—	966	3	—	969
Cash dividends ($0.40 per share)	—	—	—	(4,721)	—	(4,721)
Exercise of stock options	241,737	6,811	(4,252)	—	—	2,559
Issuance of restricted shares, net of forfeiture	103,408	—	—	—	—	—
Vesting of restricted shares	—	1,287	(1,287)	—	—	—
Repurchase of shares from restricted shares vesting	(5,008)	—	(108)	—	—	(108)
Common stock repurchased under stock repurchase program	(328,770)	(7,080)	—	—	—	(7,080)
Other comprehensive income, net of taxes	—	—	—	—	614	614
Balance at June 30, 2019	11,737,441	$218,532	$2,588	$33,086	$(85)	$254,121

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$10,276	$13,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	812
Amortization of premiums of investment securities	89	84
Amortization of servicing asset	754	417
Provision for loan losses	4,800	900
Provision for losses - unfunded commitments	300	—
Gain on sale of loans	(377)	(2,199)
Impairment charges of fixed assets and right-of-use assets	—	400
Loans originated for sale	(15,134)	(19,839)
Proceeds from loans originated for sale	3,783	37,141
Accretion of net discounts and deferred loan fees, net	(3,226)	(2,528)
Change in fair value of equity securities	(54)	(74)
Deferred income taxes	63	1,783
Stock-based compensation	1,002	969
Appreciation of Bank Owned Life Insurance	(55)	(53)
Net (decrease) increase in other items, net	(4,540)	(2,679)
Net cash (used in) provided by operating activities	(1,410)	28,953
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	3,670	1,786
Proceeds from maturities and paydown of securities held-to-maturity	3,369	235
Purchase of securities available-for-sale	(12,978)	—
Net increase in loans held-for-investment	(455,674)	(78,629)
Purchase of restricted stock investments	(13)	(72)
Purchase of equity and qualified CRA investments	(403)	(185)
Proceeds from disposal of premises and equipment	31	—
Purchases of premises and equipment	(1,114)	(403)
Net cash used in investing activities	(463,112)	(77,268)
FINANCING ACTIVITIES
Net increase in deposits	291,304	3,540
Net increase in short-term borrowings	60,000	60,002
Proceeds from long-term borrowings	—	30,000
Proceeds from Paycheck Protection Program Liquidity Facility	179,125	—
(Decrease) increase in senior secured notes	(3,100)	4,350
Cash dividends paid	(5,847)	(4,721)
Repurchase of shares	(1,017)	(7,188)
Proceeds from exercise of stock options	85	2,559
Net cash provided by financing activities	520,550	88,542
Net increase in cash and cash equivalents	56,028	40,227
Cash and cash equivalents, beginning of period	161,801	197,376
Cash and cash equivalents, end of period	$217,829	$237,603

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$4,041	$5,848
Taxes paid	$783	$5,461
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$933	$4,434
Transfers of loans to foreclosed assets	$602	$—
Servicing rights asset recognized	$68	$713
Initial recognition of operating lease right-of-use assets	$—	$6,022
Initial recognition of operating lease liabilities	$—	$6,141
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, that was part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of First Choice Bancorp, and its wholly-owned subsidiary, First Choice Bank, and the Bank's wholly-owned subsidiary, PCB Real Estate Holdings, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary to a fair presentation of the results for the interim periods presented have been included. Unaudited interim results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

        All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and the valuation of deferred tax assets.

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

In addition, our banking regulators and other financial regulators issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and revised April 7, 2020, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payments that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

For loan modifications that do not qualify for treatment under Section 4013 or ASC Subtopic 310-40, as clarified by the Revised Statement, financial institutions will be required to comply with existing accounting policies to determine whether the modification should be accounted for as a TDR.

The Company's initial loan deferral program provided a deferral of principal and/or interest-only payments for periods not exceeding 90-days for all loans that qualify under Section 4013 of the CARES Act. Loans qualifying for deferral under this program continue to accrue interest during the deferral period and are not reported as past due loans or TDRs for the term of the deferral period. At the end of the deferral period, borrowers will be required to resume making regularly scheduled loan payments and the loans will be re-amortized over the remaining term. All payments received will be applied first to interest payments that were deferred during the deferral period, and then to interest and principal as provided under the terms of the loan. The Company may grant an extension of an additional 90-day deferments. The accrued interest will be reviewed to determine if a reserve for uncollectible interest is required.

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

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL". This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company is considered a smaller reporting company. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. The Company is considering early adoption of ASU 2016-13 in 2021. Management has a cross functional committee in place to oversee the project, has selected a software to implement the new guidance using peer historical loss data, has engaged an existing third-party service provider to assist in implementation and has subscribed to a third-party application vendor for economic forecasts. The Company has completed data gap analyses, developed initial modeling assumptions, and run a high level sensitivity analysis. The Company expects to run parallel calculations, testing, and further sensitivity analysis in the third and fourth quarters of 2020. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the current goodwill impairment test. Step 2 currently measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On October 16, 2019, the FASB delayed the effective date of ASU 2017-04 for smaller reporting companies, such as the Company, as well as private companies and other non-SEC filers. Therefore, this ASU will be effective for the Company on January 1, 2023. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact to the Company's consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (ASU 2019-05) which grants entities with transition relief upon the adoption of ASU

2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326). The Company has not yet determined the potential impact of the adoption of ASU 2019-05 to the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326) which clarifies certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for TDRs. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The Company plans to adopt this guidance with ASU 2016-13 (Topic 326). The Company has not yet determined the potential impact of the adoption of ASU 2019-11 to the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years after December, 31, 2020. The Company plans to adopt this guidance on January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact to the Company's consolidated financial statements.

On March 12, 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for contract modifications as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has not yet determined the potential impact of the adoption of ASU 2020-04 to the consolidated financial statements.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at June 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$2,970	$30	$—	$3,000
Mortgage-backed securities	6,721	109	—	6,830
Collateralized mortgage obligations	18,302	381	(73)	18,610
SBA pools	7,881	462	—	8,343
	$35,874	$982	$(73)	$36,783

Securities held-to-maturity:
Mortgage-backed securities	$1,691	$118	$—	$1,809
	$1,691	$118	$—	$1,809

December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$7,480	$20	$(69)	$7,431
Collateralized mortgage obligations	10,571	52	(25)	10,598
SBA pools	8,610	58	(44)	8,624
	$26,661	$130	$(138)	$26,653

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$9	$—	$3,351
Mortgage-backed securities	1,714	27	(15)	1,726
	$5,056	$36	$(15)	$5,077

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at June 30, 2020, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,691	1,809	35,874	36,783
	$1,691	$1,809	$35,874	$36,783
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "Due after ten years" category.

        At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no purchases, sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the three months ended June 30, 2020 and 2019. There were $13.0 million in purchases of investment securities available-for-sale and $3.4 million in calls of U.S. Government and agency securities held-to-maturity during the three months ended March 31, 2020 and six months ended June 30, 2020. There were no sales and maturities of any investment securities available-for-sale or held-to-maturity during the six months ended June 30, 2020. There were no purchases, sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the six months ended June 30, 2019. At June 30, 2020 securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as discussed in Note 8 – Borrowing Arrangements.

As of June 30, 2020 and December 31, 2019, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
June 30, 2020	(dollars in thousands)
Securities available-for-sale:
Collateralized mortgage obligations	(73)	5,315	—	—	(73)	5,315
	$(73)	$5,315	$—	$—	$(73)	$5,315
Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(69)	$6,271	$(69)	$6,271
Collateralized mortgage obligations	(2)	1,342	(23)	1,288	(25)	2,630
SBA pools	(44)	3,043	—	—	(44)	3,043
	$(46)	$4,385	$(92)	$7,559	$(138)	$11,944
Securities held-to-maturity:
Mortgage-backed securities	—	—	(15)	790	(15)	790
	$—	$—	$(15)	$790	$(15)	$790

        At June 30, 2020, the Company had two investment securities available-for-sale in an unrealized loss position with total unrealized losses of $73 thousand. Such unrealized losses on these investment securities have not been recognized into income. The Company does not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, the decline in fair value is largely due to changes in interest rates, and management does not intend to sell these securities nor is it more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Equity Securities with a Readily Determinable Fair Value

        At June 30, 2020 and December 31, 2019, equity securities with a readily determinable fair value of $2.8 million and $2.7 million were represented by a mutual fund investment consisting of high-quality debt securities and other debt instruments supporting domestic affordable housing and community development. The Company recognized net gains of $12 thousand, $42 thousand and $38 thousand related to changes in fair value during the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, all of which related to equity securities held during those periods. During the six months ended June 30, 2020 and 2019, the Company recognized net gains of $54 thousand and $74 thousand related to changes in fair value.

Restricted Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At June 30, 2020 and December 31, 2019, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the six months ended June 30, 2020 and 2019, there were no required purchases of FHLB stock. The Company evaluated the carrying value of our FHLB stock investment at June 30,

2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

        As a member of the Federal Reserve Bank of San Francisco, the Bank owned $6.9 million of Federal Reserve stock, which is carried at cost, at June 30, 2020 and December 31, 2019. There were no required purchases of Federal Reserve stock during the three months ended June 30, 2020. The Company purchased $13 thousand of Federal Reserve stock during the six months ended June 30, 2020. The Bank purchased $60 thousand and $72 thousand of Federal Reserve stock during the three and six months ended June 30, 2019. The Company evaluated the carrying value of our Federal Reserve stock investment at June 30, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Other Equity Securities Without A Readily Determinable Fair Value

        The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at June 30, 2020 and December 31, 2019 and are reported in other assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2020 and 2019, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.

The Company has an investment in Class A common stock of Clearinghouse Community Development Financial Institution ("CDFI") totaling $500 thousand at June 30, 2020 and December 31, 2019. Clearinghouse CDFI is a for-profit institution that is committed to provide economic opportunities and to improve the quality of life for low-income individuals and to improve the communities through innovative and affordable financing. The purpose of this investment, first and foremost, aligns with our mission statement as a community bank to help the underserved people in our communities, as well as to achieve a satisfactory return on capital, and to receive Community Reinvestment Act ("CRA") lending credits. This equity security is recorded at cost and is included in other assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2020 and 2019, the Company did not purchase additional securities. At June 30, 2020, the Company evaluated the carrying value of this equity security and determined that it was not impaired, and no loss was recognized related to changes in the fair value.

Qualified Affordable Housing Project Investments

The Company also has commitments and investments in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code in 2019. This investment is recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is being recognized as part of the income tax expense in the consolidated statements of income. Total estimated tax credits allocated and proportional amortization expense recognized were $26 thousand and $12 thousand for the three months ended June 30, 2020. Total estimated tax credits allocated and proportional amortization expense recognized were $44 thousand and $33 thousand for the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, the net LIHTC investment totaled $555 thousand and $236 thousand. During the three and six months ended June 30, 2020, the Company made capital contributions of $325 thousand and $351 thousand. There were no capital contribution during the three and six months ended June 30, 2019. At June 30, 2020, the Company evaluated the carrying value of these securities and determined they were not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3. LOANS

The Company's loan portfolio consists primarily of loans to borrowers within our principal market area of Los Angeles County, Orange County and San Diego County, California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company also originates SBA loans either for sale to institutional investors or to hold in the loan portfolio. Loans identified as held for sale are carried at the lower of their net carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of the Company's revenues are from origination and servicing of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

Beginning in April of 2020, the Company participated in the Paycheck Protection Program ("PPP"), administrated by the SBA, in assisting its borrowers with additional liquidity. PPP loans are 100% guaranteed by the SBA and carry a fixed rate of 1.00% with a two-year contractual maturity (loans originated before June 5, 2020) or five years (loans originated on or after June 5, 2020), if not forgiven. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The Company was paid a processing fee from the SBA ranging from 1% to 5% based on the size of the loan. At June 30, 2020, PPP loans, net of unearned fees of $11.5 million, totaled $389.2 million and the weighted average rate for the processing fee was 3.16%. The unearned fees are being accreted to interest income based on the two-year contractual maturity. The Company anticipates that the SBA may forgive a significant number of PPP loans in the third and fourth quarters of 2020, at which point the recognition of fee income will be accelerated into interest income. On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At June 30, 2020, the Company pledged $173.7 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement. See Note 8 –Borrowing Arrangements for additional information regarding the PPPLF.

As of June 30, 2020, the Company had pledged $1.23 billion of loans with the FHLB under a blanket lien, of which $834.4 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $212.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

        The loans held for investment portfolio includes originated and acquired loans. The acquired loans includes: (i) loans that were not credit impaired on the date of acquisition ("Non-PCI"); and (ii) purchased credit impaired ("PCI") loans, which are defined as loans with evidence of credit deterioration since their originations and for which it is probable that collection of all contractually required payments are unlikely as of the acquisition date. The following table presents loans held for investment, net, by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Construction and land development	$218,226	$249,504
Real estate:
Residential	39,145	43,736
Commercial real estate - owner occupied	162,508	171,595
Commercial real estate - non-owner occupied	502,693	423,823
Commercial and industrial	335,411	309,011
SBA loans (1)	586,820	177,633
Consumer	34	430
Loans held for investment, net of discounts (2)	1,844,837	1,375,732
Net deferred origination fees (1)	(13,218)	(1,057)
Loans held for investment	1,831,619	1,374,675
Allowance for loan losses (3)	(17,822)	(13,522)
Loans held for investment, net	$1,813,797	$1,361,153
(1) Includes PPP loans with total outstanding principal of $400.7 million and net unearned fees of $11.5 million at June 30, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $1.0 million and $1.1 million at June 30, 2020 and December 31, 2019.
(3) Includes $138 thousand of reserves for accrued interest receivable related to loans on deferment at June 30, 2020.

The following table presents the components of loans held for investment at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Gross loans(1)	$1,852,768	$1,385,142
Unamortized net discounts(2)	(7,931)	(9,410)
Net unamortized deferred origination fees(3)	(13,218)	(1,057)
Loans held for investment	$1,831,619	$1,374,675
(1) Gross loans include PPP loans of $400.7 million at June 30, 2020 and the net carrying value of PCI loans of $1.0 million and $1.1 million at June 30, 2020 and December 31, 2019.
(2) Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on acquired loans. At June 30, 2020, net discounts totaled $7.9 million of which $4.8 million was associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 4.6 years. At December 31, 2019, net discounts on acquired loans associated with the PCB acquisition totaled $6.0 million.
(3) Net unamortized deferred origination fees include $11.5 million for PPP loans.

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$16,218	$11,426	$13,522	$11,056
Provision for loan losses (1) (2)	2,100	550	4,800	900
Charge-offs	(550)	(122)	(578)	(124)
Recoveries	54	199	78	221
Net (charge-offs) recoveries	(496)	77	(500)	97
Balance, end of period (1) (2)	$17,822	$12,053	$17,822	$12,053
(1) Includes $138 thousand of reserves for accrued interest receivable related to loans on deferment for the three and six months ended June 30, 2020.
(2) No provision for loan losses on PPP loans was recognized for the three and six months ended at June 30, 2020 as these loans are 100% guaranteed by the SBA under the program.

The following tables present the activity in the allowance for loan losses, the composition of the period end allowance, and the loans evaluated for impairment by loan class for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2020	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Provision for (reversal of) loan losses (1)	(28)	28	521	1,216	223	143	(3)	2,100
Charge-offs	—	—	—	—	(125)	(425)	—	(550)
Recoveries	—	—	—	—	54	—	—	54
Net charge-offs	—	—	—	—	(71)	(425)	—	(496)
Balance, June 30, 2020 (1)	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822
Reserves:
Specific	$—	$—	$—	$188	$—	$348	$—	$536
General (1)	2,470	361	1,365	5,159	5,607	2,324	—	17,286
	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822
Loans evaluated for impairment:
Individually	$—	$—	$1,515	$1,339	$185	$5,428	$—	$8,467
Collectively	218,226	39,145	160,890	501,354	334,751	580,959	34	1,835,359
PCI loans	—	—	103	—	475	433	—	1,011
	$218,226	$39,145	$162,508	$502,693	$335,411	$586,820	$34	$1,844,837
(1) Includes $138 thousand of reserves for accrued interest receivable related to loans on deferment for the three months ended June 30, 2020.

	Six Months Ended June 30, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses (1)	120	69	447	2,273	1,528	365	(2)	4,800
Charge-offs	—	—	—	—	(132)	(446)	—	(578)
Recoveries	—	—	—	—	66	12	—	78
Net charge-offs	—	—	—	—	(66)	(434)	—	(500)
Balance, 6/30/2020 (1)	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822

(1) Includes $138 thousand of reserves for accrued interest receivable related to loans on deferment for the six months ended June 30, 2020.

	Three Months Ended March 31, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses	148	41	(74)	1,057	1,305	222	1	2,700
Charge-offs	—	—	—	—	(7)	(21)	—	(28)
Recoveries	—	—	—	—	12	12	—	24
Net recoveries (charge-offs)	—	—	—	—	5	(9)	—	(4)
Balance, March 31, 2020	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Reserves:
Specific	$—	$—	$—	$215	$—	$877	$—	$1,092
General	2,498	333	844	3,916	5,455	2,077	3	15,126
	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Loans evaluated for impairment:
Individually	$—	$—	$1,560	$1,368	$187	$6,339	$—	$9,454
Collectively	233,607	42,904	146,851	475,104	349,460	180,542	450	1,428,918
PCI loans	—	—	106	—	443	526	—	1,075
	$233,607	$42,904	$148,517	$476,472	$350,090	$187,407	$450	$1,439,447

	Three Months Ended June 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2019	$1,806	$402	$862	$2,508	$4,036	$1,812	$—	$11,426
Provision for (reversal of) loan losses	86	(23)	43	79	578	(213)	—	550
Charge-offs	—	—	—	—	(122)	—	—	(122)
Recoveries	—	—	—	—	10	189	—	199
Net recoveries	—	—	—	—	(112)	189	—	77
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053
Reserves:
Specific	$—	$—	$—	$—	$—	$—	$—	$—
General	1,892	379	905	2,587	4,502	1,788	—	12,053
	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053

	Three Months Ended June 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$238	$3,161	$—	$3,399
Collectively	196,034	51,512	180,043	403,130	331,943	167,551	159	1,330,372
PCI loans	—	—	118	1,047	528	588	—	2,281
	$196,034	$51,512	$180,161	$404,177	$332,709	$171,300	$159	$1,336,052

	Six Months Ended June 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	171	(43)	171	(99)	908	(208)	—	900
Charge-offs	—	—	—	—	(124)	—	—	(124)
Recoveries	—	—	—	—	32	189	—	221
Net (charge-off) recoveries	—	—	—	—	(92)	189	—	97
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053

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

The following tables present loans held for investment, net of discounts by loan class and risk category, excluding PCI loans, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$218,226	$—	$—	$218,226
Real estate:
Residential	39,145	—	—	39,145
Commercial real estate - owner occupied	160,890	—	1,515	162,405
Commercial real estate - non-owner occupied	500,644	—	2,049	502,693
Commercial and industrial	333,816	—	1,120	334,936
SBA loans	577,981	—	8,406	586,387
Consumer	34	—	—	34
	$1,830,736	$—	$13,090	$1,843,826
(1)At June 30, 2020, substandard loans included $8.1 million of impaired loans. There were no loans classified as special mention, doubtful or loss at June 30, 2020.

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

        The following tables present past due and nonaccrual loans, net of discounts by loan class, excluding PCI loans, at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	267	—
Commercial real estate - owner occupied	—	—	—	1,515
Commercial real estate - non-owner occupied	—	—	—	1,339
Commercial and industrial	4	2	—	186
SBA loans	—	347	—	5,109
Consumer	—	—	—	—
Total	$4	$349	$267	$8,149

	December 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	1,471	290	—	—
Commercial real estate - owner occupied	—	—	—	3,049
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	4	2	—	229
SBA loans	—	—	—	6,619
Total	$1,475	$292	$—	$11,265

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts, premiums and interest applied to principal on nonaccrual loans, if any.

The following tables present impaired loans, excluding PCI loans, by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Residential	$266	$267	$267	$—	$—
Commercial real estate - owner occupied	1,598	1,515	1,515	—	—
Commercial real estate - non-owner occupied	1,382	1,339	—	1,339	188
Commercial and industrial	186	186	186	—	—
SBA loans	5,755	5,428	3,803	1,625	348
Total	$9,187	$8,735	$5,771	$2,964	$536
(1)Includes TDRs on accrual of $319 thousand.

	December 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,132	$3,049	$3,049	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	229	229	229	—	—
SBA loans	7,344	6,940	4,750	2,190	939
Total	$12,116	$11,586	$8,028	$3,558	$1,154
(1) Includes TDRs on accrual of $321 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the periods indicated:

	Three Months Ended
	June 30, 2020		March 31, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$133	$3	$—	$—	$—	$—
Commercial real estate - owner occupied	1,550	—	2,607	—	—	—
Commercial real estate - non-owner occupied	1,361	—	1,368	—	—	—
Commercial and industrial	185	—	193	—	88	—
SBA loans	6,074	6	6,677	7	1,552	10
Total	$9,303	$9	$10,845	$7	$1,640	$10

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$133	$3	$—	$—
Commercial real estate - owner occupied	2,078	—	—	—
Commercial real estate - non-owner occupied	1,364	—	—	—
Commercial and industrial	142	—	86	—
SBA loans	6,188	13	1,730	17
Total	$9,905	$16	$1,816	$17

At June 30, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $469 thousand and $479 thousand. There were no specific reserves allocated for these loans and the Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at June 30, 2020.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, there were no new loan modifications resulting in TDRs. During the six months ended June 30, 2020 and June 30, 2019, there were no new loan modifications resulting in TDRs.

During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, there was one loan in each period totaling $85 thousand, $85 thousand and $95 thousand modified as a TDR for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2020 and June 30, 2019, there was one loan in each period totaling $85 thousand and $95 thousand modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID-Related Loan Deferments
At June 30, 2020, the Company had 520 loans totaling $626 million, which included $11 million of loans held for sale, with a 90-day principal and/or interest deferral for COVID-related reasons. No deferred payment loans which met the requirement under Section 4013 of the CARES Act were reported as past due loans or troubled debt restructurings ("TDRs") as of June 30, 2020. The Company currently expects that the majority of these loans will resume payments in the third quarter of 2020. Total accrued interest receivable related to these loans on deferment was $10 million with a reserve of $138 thousand at June 30, 2020. Borrowers are contractually required to resume making full payments after the deferral period ends. The Company may grant additional 90-day deferments.

Loans Held for Sale

At June 30, 2020 and December 31, 2019, loans held for sale consisted of SBA 7(a) loans and totaled $20.3 million and $7.7 million. The Company accounts for loans held for sale at the lower of carrying value or fair value. The fair value of loans held for sale totaled $21.9 million and $8.4 million at June 30, 2020 and December 31, 2019.

At June 30, 2020, loans held for sale with a net carrying value of $11.0 million were modified for a 90-day principal and interest deferment under the Section 4013 of the CARES Act.

NOTE 4. OTHER REAL ESTATE OWNED AND OTHER FORECLOSED ASSETS

Other real estate owned and other assets ("OREO") acquired by foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated selling costs at the date of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. At June 30, 2020, other real estate owned and other foreclosed assets totaled $602 thousand, and resulted in net a gain on transfer of loan collateral to foreclosed assets of $153 thousand included in other income in the condensed consolidated statements of income for the three and six months ended June 30, 2020. There were no provisions and reserves for OREO recorded for the three and six months ended June 30, 2019.

NOTE 5. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

        The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $263.5 million and $278.6 million at June 30, 2020 and December 31, 2019. This includes SBA loans serviced for others of $195.5 million at June 30, 2020 and $214.8 million at December 31, 2019 for which there is a related servicing asset of $2.5 million and $3.2 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions of $68.0 million and $63.8 million at June 30, 2020 and December 31, 2019 for which there is no related servicing asset.

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

        The servicing asset activity includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$2,988	$3,351	$3,202	$3,186
Additions	—	337	68	713
Amortization	(472)	(206)	(754)	(417)
Balance, end of period	$2,516	$3,482	$2,516	$3,482

The fair value of the servicing asset for SBA loans is measured quarterly and was $2.8 million and $3.2 million as of June 30, 2020 and December 31, 2019. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2020 included discount rates, ranging from 6.1% to 44.7%, and a weighted average prepayment speed assumption of 21.4%.

The following table summarizes the estimated change in the value of servicing assets as of June 30, 2020 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(163)
Prepayment speeds	+20%	(310)
Discount rate	+1%	(66)
Discount rate	+2%	(129)

During the three months ended June 30, 2020 , there were no SBA loans sold. SBA loans sold totaled $16.4 million resulting in total gains on sale of SBA loans of $1.3 million during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, SBA loans sold totaled $3.4 million and $35.0 million. During the six months ended June 30, 2020 and 2019, total gains on sales of SBA loans were $377 thousand and $2.2 million.

Net servicing (costs) fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing (costs) fees totaled $(9) thousand and $287 thousand for the three months ended June 30, 2020 and 2019 including contractually specified servicing fees of $463 thousand and $493 thousand, offset by the amortization indicated in the table above. Net servicing fees totaled $215 thousand and $521 thousand for the six months ended June 30, 2020 and 2019, including contractually specified servicing fees of $969 thousand and $938 thousand, offset by the amortization indicated in the table above.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        In connection with the acquisition of Pacific Commerce Bancorp ("PCB"), the Company recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first six months of 2020, the Company evaluated goodwill for impairment at June 30, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) recent acquisition price-to-tangible book multiples were applied to the Company's tangible book value to compute the estimated fair value; and (ii) an “average price to last twelve month earnings” market multiple was applied to: (i) the actual twelve months of earnings and (ii) forecasted fiscal year 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2020 and 2019, the Company recognized the CDI amortization indicated in the table below.

	Three Months Ended		Six Months Ended June 30,
	June 30, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$6,908	$6,908	$6,908
Additions	—	—	—	—
Gross balance, end of period	$6,908	$6,908	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(1,373)	(528)	(1,180)	(332)
Amortization	(193)	(197)	(386)	(393)
Balance, end of period	$(1,566)	$(725)	$(1,566)	$(725)
Net core deposit intangible, end of period	$5,342	$6,183	$5,342	$6,183

        The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ending December 31,	(dollars in thousands)
Remainder of 2020	$386
2021	753
2022	732
2023	707
2024	678
Thereafter	2,086
$5,342

NOTE 7. DEPOSITS

The ten largest depositor relationships accounted for approximately 30% of total deposits at June 30, 2020 and 28% at December 31, 2019.

Brokered non-maturity deposits totaled $25.0 million and $48.1 million at June 30, 2020 and December 31, 2019. Brokered time deposits totaled $115.5 million and $50.4 million at June 30, 2020 and December 31, 2019.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $37.9 million and $61.7 million as of June 30, 2020 and December 31, 2019. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. Total collateralized deposits, including the deposits of State of California and other public agencies, were $60.4 million at June 30, 2020 and were collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

        At June 30, 2020, the Bank had a secured line of credit of $424.3 million from the FHLB, of which $203.3 million was available. This secured borrowing arrangement is collateralized under the blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2020, the Bank had pledged $1.23 billion of loans under a blanket lien, of which $834.4 million was considered as eligible collateral under this borrowing agreement.

At June 30, 2020, the Bank also participated in the FHLB San Francisco's new Recovery Advance loan program for $10 million at zero percent interest at June 30, 2020 with maturity dates in November 2020 and May 2021. The following table shows the interest rates and maturity dates of FHLB advances at periods indicated:

	June 30, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate		Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	11/19/2020	$—	—%		—
Recovery advance	5,000	—%	5/19/2021	—	—%		—
Term and fixed-rate advance	50,000	0.19%	8/27/2020	60,000	1.72%		3/20/2020
Term and fixed-rate advance	30,000	0.22%	11/27/2020	—	—%		—
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%		—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021	6/11/2021
	$150,000	0.54%		$90,000	1.79%

        In addition, at June 30, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

The average outstanding balance of total FHLB borrowings was $145.4 million and $75.9 million with an average interest rate of 0.54% and 2.50% for the three months ended June 30, 2020 and 2019. The average balance of total FHLB borrowings was $117.6 million and $55.6 million with an average interest rate of 0.98% and 2.53% for the six months ended June 30, 2020 and 2019.

Federal Reserve Bank Secured Line of Credit

        At June 30, 2020, the Bank had a secured line of credit of $127.0 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At June 30, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $212.8 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three and six months ended June 30, 2020 and there were no borrowings at December 31, 2019.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. The Bank pledged $173.7 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at June 30, 2020. The average outstanding borrowings were $128.0 million and $63.8 million during the three and six months ended June 30, 2020.

Federal Funds Unsecured Lines of Credit

        The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three and six months ended June 30, 2020 and there were no borrowings at December 31, 2019. The average outstanding borrowings were $1.5 million and $1.3 million with an average interest rate of 2.7% for the three and six months ended June 30, 2019.

Senior Secured Notes

        The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At June 30, 2020, the outstanding balance under this secured line of credit totaled $6.5 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $6.8 million and $12.4 million with an average interest rate of 3.39% and 5.89% for the three months ended June 30, 2020 and 2019, respectively. The average outstanding borrowings under this facility totaled $7.4 million and $12.2 million with an average interest rate of 4.03% and 5.89% for the six months ended June 30, 2020 and 2019. At June 30, 2020, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $18.5 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 9. INCOME TAXES

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $334 thousand during the six months ended June 30, 2020 as a result of changes to temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at June 30, 2020.

        For the three months ended June 30, 2020 and 2019, income tax expense was $2.4 million and $3.2 million, resulting in an effective income tax rate of 29.8% and 31.9%. For the six months ended June 30, 2020 and 2019, income tax expense was $4.3 million and $6.4 million, resulting in an effective income tax rate of 29.3% and 31.8%. Our effective tax rate is close to the statutory rate of 29.6% during the three and six months ended June 30, 2020, and higher than the statutory rate during the three and six months ended June 30, 2019 due to the tax effect of stock-based compensation.

  The Company is subject to federal income and California franchise tax. At June 30, 2020, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2015. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2014. The Company is currently not under examination in any taxing jurisdiction.

        The total amount of unrecognized tax benefits was $113 thousand at June 30, 2020 and December 31, 2019, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at June 30, 2020 and December 31, 2019. We expect the total amount of unrecognized tax benefits to decrease by $113 thousand within the next six months due to the expiration of the statute of limitations for the assessment of taxes.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, and had accrued $23 thousand and $19 thousand of interest at June 30, 2020 and December 31, 2019, respectively. No amounts for penalties were accrued at June 30, 2020 and December 31, 2019.

On June 29, 2020, the Assembly Bill No. 85 (AB 85) was signed into law by California Governor Gavin Newsom to raise additional income tax revenue to assist in balancing the California budget caused by the COVID-19 pandemic. The most significant provision of this bill is the suspension of the net operating losses (NOL) deduction for tax years beginning on or after January 1, 2020 and before January 1, 2023. The existing 20-year carry forward period for NOLs (10 years for losses incurred in the tax year 2000 through 2007) would be extended for up to three years if losses are not used due to the NOL suspension.

On March 27, 2020, the U.S. government enacted the CARES Act. Among other provisions, the CARES Act makes several modifications to federal net operating losses, including requiring a taxpayer with a net operating loss (“NOL”) arising in a taxable year beginning in 2018, 2019, or 2020 to carry that loss back to each of the five preceding years unless the taxpayer elects to waive or reduce the carryback. The Company did not generate NOLs in 2018 and 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amounts represent credit risk:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Commitments to extend credit	$386,509	$376,879
Standby letters of credit	6,905	7,616
Commitments to contribute capital to low income housing projects	1,387	1,738
Commitments to contribute capital to other CRA equity investments	185	236
Total	$394,986	$386,469

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the commitments to extend credit and standby letters of credit are secured by real estate. The provision for unfunded loan commitments was $300 thousand for the three and six months ended June 30, 2020. There were no provisions for unfunded loan commitments for the three and six months ended June 30, 2019. The reserve for unfunded commitments was $1.5 million and $1.2 million at June 30, 2020 and December 31, 2019. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

The Company committed to invest in a partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, the Company invested in other CRA investments such as the Small Business Investment Company ("SBIC") program. At June 30, 2020 and December 31, 2019, the Company had unfunded commitments to contribute capital to LIHTC investments and other CRA investments totaling $1.6 million and $2.0 million.

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

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may provide loans to certain executive officers and directors and the companies with which they are associated. There were no related party loans for the three and six months ended June 30, 2020 and 2019. Deposits from certain officers and directors and the companies with which they are associated totaled $28.2 million and $35.0 million at June 30, 2020 and December 31, 2019.

The holding company has a $25.0 million senior secured facility and a $20.0 million federal funds unsecured line of credit (refer to Note 8 - Borrowing Arrangements) with a correspondent bank in which one of the Company's executives is also a member of the correspondent bank’s Board of Directors. At June 30, 2020 and December 31, 2019, the outstanding balance of the senior secured facility was $6.5 million and $9.6 million. There were no borrowings under the unsecured line of credit at June 30, 2020 and December 31, 2019. The Company maintains a correspondent deposit relationship with the correspondent bank, and had deposits of $2.5 million and $1.4 million at June 30, 2020 and December 31, 2019. The Company has invested in stock of the correspondent bank which totaled $102 thousand at June 30, 2020 and December 31,

2019. In addition, the Company has loan participation agreements where the Company may participate out a portion of loans to the correspondent bank. The total participated loan balance was $22.9 million and $16.3 million at June 30, 2020 and December 31, 2019.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides that the total number of awards of common stock that may be issued over the term of the plan shall not exceed 1,590,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. An increase of 200,000 shares available for issuance under the 2013 Plan was approved by the Company's shareholders in June 2020. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the grant. The 2013 Plan expires in 2023.

The Company recognized stock-based compensation expense of $518 thousand and $567 thousand for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $1.0 million and $969 thousand.

A summary of activity in our outstanding stock options during the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	134,171	$10.16	226,360	$10.11
Exercised	(7,032)	9.18	(85,271)	10.00
Granted	5,000	14.42	—	—
Forfeited	(715)	17.83	—	—
Outstanding, end of period	131,424	$10.33	141,089	$10.18
Options exercisable	126,424	$10.17	141,089	$10.18

	Six Months Ended June 30,
	2020				2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Outstanding, beginning of period	137,531	$10.20			383,212	$10.44
Exercised	(8,962)	9.51			(241,737)	10.58
Granted	5,000	14.42			—	—
Forfeited	(2,145)	14.40			(386)	12.94
Outstanding, end of period	131,424	$10.33	3.5 years	$808	141,089	$10.18	4.4 years	$1,772
Options exercisable	126,424	$10.17	3.2 years	$798	141,089	$10.18	4.4 years	$1,772

As of June 30, 2020, there was $11 thousand unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the three months ended June 30, 2020 and 2019 was approximately $34 thousand and $1.0 million. The intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was approximately $62 thousand and $2.7 million.

A summary of activity for outstanding restricted shares for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	103,666	$24.30	119,226	$23.10
Granted	30,156	13.26	21,413	21.50
Vested	(4,921)	22.35	(6,274)	22.38
Forfeited	(240)	21.53	(6,312)	22.21
Nonvested, end of period	128,661	$21.79	128,053	$22.91

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	113,635	$22.50	84,120	$23.90
Granted	102,267	21.62	110,233	22.19
Vested	(83,925)	22.33	(59,475)	23.09
Forfeited	(3,316)	27.36	(6,825)	21.88
Nonvested, end of period	128,661	$21.79	128,053	$22.91

As of June 30, 2020, there was approximately $2.0 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.9 years. The value of restricted shares that vested was approximately $110 thousand and $172 thousand during the three months ended June 30, 2020 and 2019. The value of restricted shares that vested was approximately $1.9 million and $1.4 million for the six months ended June 30, 2020 and 2019.

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

The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$5,730	$4,546	$6,811	$10,276	$13,819
Less: dividends and net income allocated to participating securities	(60)	(39)	(76)	(99)	(137)
Net income available to common shareholders	$5,670	$4,507	$6,735	$10,177	$13,682

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,564,965	11,558,039	11,581,889	11,561,486	11,616,223

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,564,965	11,558,039	11,581,889	11,561,486	11,616,223
Net effect of dilutive stock options	41,315	74,011	93,168	57,663	125,687
Diluted weighted average common shares	11,606,280	11,632,050	11,675,057	11,619,149	11,741,910

Net income per common share:
Basic	$0.49	$0.39	$0.58	$0.88	$1.18
Diluted	$0.49	$0.39	$0.58	$0.88	$1.17

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

Equity Securities and Other Bank Stock. The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company estimates the fair values by using independent pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

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

Paycheck Protection Program Liquidity Facility. The fair value of PPPLF is estimated using a discounted cash flow based on the remaining contractual term and current borrowing rates for similar terms.

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

The following table provides the fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$217,829	$217,829	$161,801	$161,801
Securities available-for-sale	Level 2	36,783	36,783	26,653	26,653
Securities held-to-maturity	Level 2	1,691	1,809	5,056	5,077

Equity securities	Level 1	2,782	2,782	2,694	2,694
Loans held for sale	Level 2	20,326	21,859	7,659	8,420
Loan held for investment, net	Level 3	1,813,797	1,860,925	1,361,153	1,393,282
Restricted stock investments, at cost	Level 2	12,999	12,999	12,986	12,986
Servicing asset	Level 3	2,516	2,756	3,202	3,246
Accrued interest receivable	Level 2	13,809	13,809	5,451	5,451

Financial Liabilities:
Deposits	Level 2	$1,604,997	$1,606,651	$1,313,693	$1,316,287
Borrowings	Level 2	150,000	150,409	90,000	91,029
PPP Liquidity Facility	Level 2	179,125	179,101	—	—
Senior secured notes	Level 2	6,500	6,500	9,600	9,600
Accrued interest payable	Level 2	274	274	203	203

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020:	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$3,000	$—	$3,000
Mortgage-backed securities	—	6,830	—	6,830
Collateralized mortgage obligations	—	18,610	—	18,610
SBA Pools	—	8,343	—	8,343
Securities available-for-sale	$—	$36,783	$—	$36,783

Equity securities:
Mutual fund investment	$2,782	$—	$—	$2,782

December 31, 2019:
Securities available-for-sale:
Mortgage-backed securities	$—	$7,431	$—	$7,431
Collateralized mortgage obligations	—	10,598	—	10,598
SBA Pools	—	8,624	—	8,624
Securities available-for-sale	$—	$26,653	$—	$26,653

Equity securities:
Mutual fund investment	$2,694	$—	$—	$2,694

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Nonrecurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020:	(dollars in thousands)
Impaired loans	$—	$—	$2,428	$2,428
Other real estate owned and others (OREO)	—	—	602	602

December 31, 2019:
Impaired loans	$—	$—	$3,558	$3,558
Other real estate owned and others (OREO)	—	—	—	—

The majority of the impaired loans are considered collateral-dependent loans or are supported by a SBA guaranty. The collateral-dependent impaired loans were written down to the fair value of their underlying collateral less costs to sell of $2.4 million and $3.6 million at June 30, 2020 and December 31, 2019, by establishing specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. The Company generally utilized selling costs of 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three and six months ended June 30, 2020. The fair value adjustments (which include charge-offs, net of recoveries and changes in specific reserves) resulted in gains of $59 thousand and $118 thousand for the three and six months ended June 30, 2020. There were no collateral-dependent impaired loans measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2019. In addition, there were no fair value adjustments for the three and six months ended June 30, 2019.

Other real estate owned and other foreclosed assets (OREO) are recorded at fair value less estimated selling costs through a charge-off to the allowance for loan and lease losses or gain on transfer of OREO included in other income in the condensed consolidated statements of income based upon the fair value of the foreclosed property at acquisition. The fair value of an OREO is based on third party information and appraisals including comparable sales and the income approach. Adjustments are regularly made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification. When the carrying amount exceeds the fair value less estimated selling costs, and impairment loss is recognized through a valuation allowance, and the property is reported as nonrecurring Level 3.

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

        The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$447	$564	$1,002	$1,104
Other income	182	45	223	87
Total noninterest income, in-scope	629	609	1,225	1,191

	Three Months Ended		Six Months Ended June 30,
	June 30, 2020	June 30, 2019	2020	2019
Noninterest income, not in-scope:
Gain on sale of loans	—	1,271	377	2,199
Net servicing (costs) fees	(9)	287	215	521
Other income	435	155	653	533
Total noninterest income, not in-scope	426	1,713	1,245	3,253
Total noninterest income	$1,055	$2,322	$2,470	$4,444

NOTE 16.  EQUITY

Dividends

During the three months ended June 30, 2020 and 2019, total quarterly cash dividends declared were $0.25 and $0.20 per share and total cash dividends paid were $2.9 million and $2.3 million. During the six months ended June 30, 2020 and 2019, total quarterly cash dividends declared were $0.50 and $0.40 per share and total cash dividends paid were $5.8 million and $4.7 million.

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

        On March 17, 2020, the Company suspended the stock repurchase plan to allow the Company to preserve capital and provide additional liquidity during the COVID-19 pandemic to meet the credit needs of the Company’s customers, as well as support small businesses and the local economies served by the Company through the Bank's lending and other important services. There were no repurchases of common stock during the three months ended June 30, 2020, compared to 12,824 shares of the Company's common stock repurchased at an average price of $21.30 per share and a total cost of $272 thousand during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, the Company repurchased 38,411 and 328,770 shares of the Company's common stock at an average price of $22.34 and $21.54 and a total cost of $858 thousand and $7.1 million. Since the plan was announced, the Company has repurchased a total of 504,511 shares at an average price of $21.70 per share. The remaining number of shares authorized to be repurchased under this plan is 695,489 shares at June 30, 2020.

NOTE 17.  REGULATORY CAPITAL

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

At June 30, 2020, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the Community Bank Leverage Ratio ("CBLR") framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2020, the Bank's CBLR ratio was 10.31% which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

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

•Total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets; and

•Total trading assets plus trading liabilities of 5% or less of total consolidated assets.

Even though a banking organization meets the above-stated criteria, federal banking regulators have reserved the authority to disallow the use of the CBLR framework by a depository institution or depository institution holding company, based on the risk profile of the banking organization.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

NOTE 18.  SUBSEQUENT EVENTS

On August 6, 2020, the Company declared a $0.25 cash dividend payable on September 3, 2020 to shareholders of record as of August 20, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at June 30, 2020 and December 31, 2019, and our condensed consolidated results of operations for the quarters ended June 30, 2020, March 31, 2020, and June 30, 2019 and for the six months ended June 30, 2020 and 2019. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2019, should be read in conjunction with this MD&A.

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

For a more detailed discussion of some risks and uncertainties that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A — Risk Factors in the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q for discussion relating to risk factors impacting us.

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

Overview

        First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, that was part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

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

Recent Developments

Key Events Related to COVID-19 During Second Quarter of 2020:

•On May 7, 2020, California Governor Gavin Newsom began modifying the "stay at home" order and released updated industry guidance including retail, manufacturing and logistics to begin reopening with modifications that reduce risk and establish a safer environment for workers and customers.

•On June 30, 2020, Governor Gavin Newsom issued an executive order extending authorization for local governments to halt evictions for renters impacted by the COVID-19 pandemic, through September 30.

The ongoing COVID-19 national health emergency has caused serious disruptions in the U.S. economy and financial markets, and has had an adverse effect on our business, financial condition and results of operations. Entire industries within our loan portfolio, such as hospitality and restaurants, have been impacted due to quarantines and travel restrictions and other industries we serve are likely to experience similar disruptions and economic hardships as the COVID-19 pandemic persists.

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

•The initial $349 billion Paycheck Protection Program ("PPP") was supplemented in late April 2020 with additional funding of $310 billion. On June 5, 2020, the PPP Flexibility Act (the "new Act") was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

•On April 9, 2020, the Federal Reserves also announced the Main Street Lending Program, in which the Federal Reserve will purchase 95% of loans made to small and medium-sized business and non-profits. These Main Street loans are full-recourse loans and are not forgivable. Under section 4003(d)(3) of the CARES Act, the principal amount of a Main Street loan cannot be reduced through loan forgiveness.

•Foreclosure moratorium for a 60-day period beginning March 18, 2020, foreclosures and related sales or evictions on federally-backed mortgage loans are prohibited.

•Temporary moratorium on eviction filings for renters in multifamily properties with federal backed multifamily mortgage loans or certain housing programs.

•On July 4, 2020 the deadline for PPP loan applications was extended to August 8, 2020. We do not plan to originate any additional PPP loans for the remainder of 2020.

After the CARES Act was signed into law, the banking agencies issued a Revised Statement to encourage banks to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The requirements of the Revised Statement differ slightly from the CARES Act Section 4013, and may be applied if a loan modification is not eligible under Section 4013 or the bank elects not to account for loan modifications under section 4013. The criteria under the Revised Statement are: the borrower must be current at the time that the modification program is implemented, the modification is short term (e.g., six months), and management shall use judgement to determine if the modification is related to COVID-19. We have implemented a loan deferral program meeting the eligibility requirements of Section 4013 of the CARES Act. See "Payment Deferral Program" below.

COVID-19 Updates for the Second Quarter of 2020:

Continued Support for Employees, Clients, and Communities.

•All branches re-opened in July

•Several safety measures have been implemented at all open locations for the health and safety of employees and clients. Implemented measures include: germ guards, social distancing markers, PPE (masks, gloves and hand sanitizer), daily enhanced cleaning with CDC recommended disinfectants, limited same time client entry and reduced lobby hours

•No employee lay-offs, furloughs, or reduced hours

•$60,000 in donations to over 30 non-profits organizations within our footprint where communities served are disproportionately impacted by COVID-19 and the economic distress of this pandemic

•Approved as an “Eligible Lender” for the Main Street Lending Program

Payment Deferral Program. At June 30, 2020, the Company had 520 loans totaling $626 million with a 90-day principal and/or interest deferral for COVID-related reasons. No deferred payment loans which met the requirement under Section

4013 of the CARES Act were reported as past due loans or troubled debt restructurings ("TDRs"). The Company currently expects that the majority of these loans have or will resume payments in the third quarter of 2020. Total accrued interest receivable related to these loans on deferment was $10 million with a reserve of $138 thousand at June 30, 2020. Borrowers are contractually required to resume making full payments after the deferral period ends. We may grant additional 90-day deferments. As of July 16, 2020, 232 loans with a net carrying value of $397 million at June 30, 2020, or 63% of total loan balance, resumed making payments or paid off, and only four loans totaling $11 million were granted an additional 90-day deferment. The remainder is expected to resume payments as scheduled. The following table shows the composition of the payment deferral program at June 30, 2020:

	Total loan balance (1)	% of total loan balance	# of loan deferments (2)	Loan balance on deferments (1)	% of category balance
	(dollars in millions)
Construction and land development	$217	12%	18	$53	24%
Commercial real estate	664	36%	179	324	49%
Commercial and industrial	335	18%	105	108	32%
SBA loans (2)	597	32%	213	133	22%
Others	39	2%	5	8	21%
	$1,852	100%	520	$626	34%
(1) Loan balances include loans held for sale, and total loans held for investment net of discounts and deferred fees at June 30, 2020.
(2) SBA loans include $20 million loans held for sale, of which $11 million was on deferment.

The following table shows the payment deferral program by stressed industries at June 30, 2020:

	Total loan balance (1)	% of total loan balance	Loan balance on deferments (1)	% of category balance
	(dollars in millions)
Arts, entertainment, and recreation	$41	2%	$22	54%
Car washes	31	2%	21	68%
Gas station	34	2%	10	29%
Hospitality	212	11%	100	47%
Restaurant	92	5%	34	37%
	$410	22%	$187	46%
(1) Loan balances include loans held for sale, and total loans held for investment net of discounts and deferred fees based on industry NAICS code.

Paycheck Protection Program. In the second quarter of 2020, the Company participated in the Paycheck Protection Program, administrated by the SBA, in assisting its borrowers with additional liquidity. PPP loans are 100% guaranteed by the SBA and carry a fixed rate of 1.00% with a two-year contractual maturity, if not forgiven. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The Company was paid a processing fee ranging from 1% to 5% based on the size of the loan. At June 30, 2020, PPP loans, net of unearned fees of $11.5 million, totaled $389.2 million and the weighted average rate for the processing fee was 3.16%. The unearned fees have been received from the SBA and are being accreted to interest income based on the two-year contractual maturity. The Company anticipates that the SBA may forgive a significant number of PPP loans in the third and fourth quarters of 2020, at which point the recognition of fee income will be accelerated. No PPP loans were forgiven as of June 30, 2020 pending the issuance of regulatory guidelines. The following table shows the total outstanding principal balance by tiers at June 30, 2020:

Balance Tier	# of Loans	Gross Balance	Weighted average fee	Net Fees	Net Balance
	(dollars in millions)
<$350K	1,617	$137	4.69%	$6	$131
>$350K & <$2MM	247	185	2.95%	5	180
>$2MM	22	79	1.00%	1	78
	1,886	$401	3.16%	$12	$389

The following table presents the total PPP loan balance, net of unearned fees, by industry at June 30, 2020:

NAICS Industry	# of Loans	Net Balance	% of Total
		(dollars in millions)
Arts, Entertainment, Recreation	48	$15	4%
Car Washes	22	2	1%
Construction	96	40	10%
Finance and Insurance	63	9	2%
Gas Station	40	3	1%
Health	250	42	11%
Hospitality	123	32	8%
Income Producing Real Estate	165	21	5%
Manufacturing	102	38	10%
Professional	250	41	11%
Restaurant	206	51	13%
Retail Trade	152	20	5%
Transportation	55	12	3%
Others	314	63	16%
	1,886	$389	100%

PPP Liquidity Facility. On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. At June 30, 2020, the Company borrowed $179.1 million under the PPPLF with a fixed-rate of 0.35% and pledged PPP loans as collateral to secure the borrowings.

Impacts from COVID-19:

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions which have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Because we have not recently experienced a comparable crisis which resulted in, among other things, the complete cessation of operations for entire industries in our portfolio, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty. In light of this uncertainty and the resulting imprecision in our estimation, we are disclosing potentially material items of which we are aware at July 16, 2020.

Net interest income and net interest margin. The Federal Reserve’s 150 basis point reduction in interest rates in March 2020 negatively impacted our net interest income and net interest margin during the second quarter of 2020, and will put further pressure on the net interest margin for the remainder of 2020. We have proactively worked to lower interest expense by lowering deposit rates and taking advantage of lower interest rate borrowing facilities. Participation in the PPP had a significant impact on our asset mix and net interest income in the second quarter of 2020 and will continue to impact both asset mix and net interest income for the remainder of 2020. These loans contributed $1.9 million to interest income for the second quarter of 2020. The weighted average loan yield for PPP loans was 2.64%, which lowered the total loan yield by 46 basis points for the second quarter of 2020. We anticipate the accelerated unearned fee income as PPP loans payoff or are forgiven will partially offset the decrease in interest income due to the lower interest rates.

Provision for loan losses. The provision for loan losses in the first and second quarter of 2020 was negatively impacted by an increase in qualitative factors related to COVID-19 and macro-economic conditions, in addition to loan growth. While the economy gradually reopened during the second quarter of 2020, the Governor of California has since implemented further restrictions and the timing of an economic recovery remains uncertain. The assumptions underlying the COVID-19 related qualitative factors included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) the high unemployment rate; and (c) the loan deferment program. Approximately $1.4 million of the second quarter provision was driven by an increase in these qualitative factors. In addition, a reserve of $138 thousand for accrued interest receivable related to loans on deferment was recognized in the second quarter of 2020. No provision for loan losses on PPP loans was recognized in the second quarter of 2020 as the SBA guarantees 100% of loans funded under the programs.

Loans to the hospitality industry. At June 30, 2020, our total loan commitments to the hospitality industry was $235 million, of which $212 million was outstanding, representing 11.4% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $93 million CRE, $11 million C&I, $48 million Construction and Land and $60 million SBA, of which $32 million were SBA PPP. At June 30, 2020, non-accrual loans totaled $85 thousand. As of June 30, 2020, the total balance of loans on deferment was $100 million. As of July 16, 2020, a balance of $86 million of loans on deferment resumed regular payment, and there were no loans to the hospitality industry granted an additional 90-day deferment. The remainder is expected to resume payments as scheduled.

Loans to the restaurant industry. At June 30, 2020, our total loan commitments to the restaurant industry was $95 million, of which $92 million was outstanding, representing 5.0% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $7 million CRE, $16 million C&I, $69 million SBA, of which $51 million were SBA PPP. At June 30, 2020, non-accrual loans totaled $2 million, and no loans were downgraded during the 2nd quarter of 2020. As of June 30, 2020, the total balance of restaurant loans on deferment was $34 million. As of July 16 2020, a balance of $17 million of loans on deferment resumed regular payment, and one SBA 504 loan of $8 million was granted an additional 90-day deferral. The remainder is expected to resume payments as scheduled.

Capital and liquidity. The Bank opted into the CBLR framework in the first quarter of 2020 and, because the Bank's CBLR was 10.31% as of June 30, 2020, we exceeded the reduced regulatory minimum required of 8%, and were considered "well-capitalized" at June 30, 2020. The Bank's primary and secondary liquidity sources were over $900 million at June 30, 2020.

Highlights for the Second Quarter of 2020:

•Net income of $5.7 million, up 26.0% over Q1'20
•Diluted earnings per common share of $0.49, up 25.6% over Q1'20
•Net interest margin of 4.12% and cost of funds of 0.34%
•Return on average assets and average equity of 1.09% and 8.59%
•Provision for loan losses of $2.1 million including approximately $1.4 million related to the impact of COVID-19
•Provision for unfunded loan commitments of $300 thousand
•Total loans held for investment increased $393.6 million, including $389.2 million, net of unearned fees, of
Paycheck Protection Program ("PPP") loans, up 27.4% over Q1'20
•Noninterest-bearing demand deposits grew $162.0 million, up 25.8% over Q1'20 and represent 49.2% of total deposits
•Community bank leverage ratio ("CBLR") of 10.31% at June 30, 2020
•Quarterly cash dividend of $0.25 per share

Financial Highlights

	At or for the Three Months Ended			At or for the Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands, except per share amounts)
Results of Operations
Total interest and dividend income	$21,844	$21,744	$22,219	$43,588	$44,058
Total interest expense	1,540	2,571	3,383	4,111	6,030
Net interest income	20,304	19,173	18,836	39,477	38,028
Total noninterest income	1,055	1,415	2,322	2,470	4,444
Total net interest income and noninterest income	21,359	20,588	21,158	41,947	42,472
Total noninterest expense	11,100	11,519	10,605	22,619	21,305
Pre-tax pre-provision income (1)	10,259	9,069	10,553	19,328	21,167
Provision for loan losses	2,100	2,700	550	4,800	900
Income before taxes	8,159	6,369	10,003	14,528	20,267
Income taxes	2,429	1,823	3,192	4,252	6,448
NET INCOME	$5,730	$4,546	$6,811	$10,276	$13,819

Performance Ratios
Net income per share-diluted	$0.49	$0.39	$0.58	$0.88	$1.17
Return on average assets	1.09%	1.06%	1.73%	1.08%	1.80%
Return on average equity	8.59%	6.90%	10.86%	7.75%	11.15%
Return on average tangible common equity (1)	12.18%	9.84%	15.89%	11.02%	16.38%
Net interest margin	4.12%	4.78%	5.14%	4.42%	5.32%
Average loan yield	4.94%	5.95%	6.42%	5.39%	6.52%
Cost of deposits	0.31%	0.63%	0.89%	0.46%	0.82%
Cost of funds	0.34%	0.72%	1.03%	0.51%	0.94%
Efficiency ratio (1)	52.0%	56.0%	50.1%	53.9%	50.2%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

	June 30, 2020	March 31, 2020	December 31, 2019
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$2,223,603	$1,775,662	$1,690,324
Loans held for investment	1,831,619	1,438,055	1,374,675
Noninterest-bearing deposits	789,770	627,793	626,569
Total deposits	1,604,997	1,351,040	1,313,693
Shareholders’ equity	266,949	263,307	261,805

Key Ratios
Noninterest-bearing deposits to total deposits	49.2%	46.5%	47.7%
Equity to assets ratio	12.01%	14.83%	15.49%
Tangible common equity to tangible asset ratio (1)	8.77%	10.87%	11.34%
Book value per share	$22.82	$22.58	$22.50
Tangible book value per share (1)	$16.09	$15.81	$15.70

Credit Quality
Nonperforming loans as a percentage of total assets	0.41%	0.51%	0.67%
Allowance for loan losses as a percentage of total loans held for investment	0.97%	1.13%	0.98%
Allowance for loan losses as a percentage of total loans held for investment without PPP loans	1.24%	1.13%	0.98%
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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$11,100	$11,519	$10,605	$22,619	$21,305
Net interest income	20,304	19,173	18,836	$39,477	$38,028
Plus: Noninterest income	1,055	1,415	2,322	2,470	4,444
Total net interest income and noninterest income (denominator)	$21,359	$20,588	$21,158	$41,947	$42,472
Efficiency ratio (1)	52.0%	56.0%	50.1%	53.9%	50.2%

Pre-tax pre-provision income
Net interest income	$20,304	$19,173	$18,836	$39,477	$38,028
Noninterest income	1,055	1,415	2,322	2,470	4,444
Total net interest income and noninterest income	21,359	20,588	21,158	41,947	42,472
Less: Noninterest expense	11,100	11,519	10,605	22,619	21,305
Pre-tax pre-provision income (1)	$10,259	$9,069	$10,553	$19,328	$21,167

Return on Average Assets, Equity, and Tangible Equity
Net income	$5,730	$4,546	$6,811	$10,276	$13,819

Average assets	$2,109,208	$1,727,401	$1,579,740	$1,918,305	$1,551,658
Average shareholders’ equity	268,168	264,869	251,662	266,518	249,924
Less: Average intangible assets	78,901	79,083	79,731	78,985	79,829
Average tangible common equity (1)	$189,267	$185,786	$171,931	$187,533	$170,095

Return on average assets	1.09%	1.06%	1.73%	1.08%	1.80%
Return on average equity	8.59%	6.90%	10.86%	7.75%	11.15%
Return on average tangible common equity (1)	12.18%	9.84%	15.89%	11.02%	16.38%
(1) Non-GAAP measure.

	June 30, 2020	March 31, 2020	December 31, 2019
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$266,949	$263,307	$261,805
Less: Intangible assets	78,767	78,960	79,153
Tangible common equity (1)	$188,182	$184,347	$182,652

Total assets	$2,223,603	$1,775,662	$1,690,324
Less: Intangible assets	78,767	78,960	79,153
Tangible assets (1)	$2,144,836	$1,696,702	$1,611,171
Equity to asset ratio	12.01%	14.83%	15.49%
Tangible common equity to tangible asset ratio (1)	8.77%	10.87%	11.34%
Book value per share	$22.82	$22.58	$22.50
Tangible book value per share (1)	$16.09	$15.81	$15.70
Shares outstanding	11,697,766	11,662,603	11,635,531
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

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,738,172	$21,348	4.94%	$1,404,652	$20,780	5.95%	$1,334,188	$21,344	6.42%
Investment securities	42,553	225	2.13%	36,200	218	2.42%	36,337	215	2.37%
Deposits at other financial institutions	186,741	92	0.20%	157,743	501	1.28%	83,183	442	2.13%
Federal funds sold/resale agreements	—	—	—%	—	—	—%	2,018	12	2.39%
Restricted stock investments and other bank stocks	14,534	179	4.95%	14,524	245	6.78%	13,932	206	5.93%
Total interest-earning assets	1,982,000	21,844	4.43%	1,613,119	21,744	5.42%	1,469,658	22,219	6.06%

Noninterest-earning assets	127,208			114,282			110,082
Total assets	$2,109,208			$1,727,401			$1,579,740

Interest-bearing liabilities:
Interest checking	$251,398	$101	0.16%	$156,407	$262	0.67%	$111,116	$298	1.08%
Money market accounts	298,040	207	0.28%	318,465	798	1.01%	271,067	900	1.33%
Savings accounts	30,104	10	0.13%	28,264	49	0.70%	28,825	56	0.78%
Time deposits	91,051	292	1.29%	117,567	490	1.68%	150,601	674	1.80%
Brokered time deposits	90,349	564	2.51%	92,844	505	2.19%	128,555	789	2.46%
Total interest-bearing deposits	760,942	1,174	0.62%	713,547	2,104	1.19%	690,164	2,717	1.58%
Borrowings	145,440	197	0.54%	92,143	376	1.64%	77,442	484	2.51%
Paycheck Protection Program Liquidity Facility	127,962	112	0.35%	—	—	—%	—	—	—%
Senior secured notes	6,754	57	3.39%	8,022	91	4.56%	12,398	182	5.89%
Total interest-bearing liabilities	1,041,098	1,540	0.59%	813,712	2,571	1.27%	780,004	3,383	1.74%

Noninterest-bearing liabilities:
Demand deposits	783,258			631,809			534,192
Other liabilities	16,684			17,011			13,882
Shareholders’ equity	268,168			264,869			251,662

Total liabilities and shareholders' equity	$2,109,208			$1,727,401			$1,579,740

Net interest spread		$20,304	3.84%		$19,173	4.15%		$18,836	4.32%
Net interest margin			4.12%			4.78%			5.14%

Total deposits	$1,544,200	$1,174	0.31%	$1,345,356	$2,104	0.63%	$1,224,356	$2,717	0.89%
Total funding sources	$1,824,356	$1,540	0.34%	$1,445,521	$2,571	0.72%	$1,314,196	$3,383	1.03%
(1) Average loans include net discounts and net deferred loan fees and costs.
(2)  Interest income on loans includes $1.3 million, $292 thousand and $236 thousand related to the accretion of net deferred loan fees for the quarters ended June 30, 2020, March 31, 2020 and June 30, 2019. Interest income also includes $421 thousand, $624 thousand, and $642 thousand related to discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the quarters ended June 30, 2020, March 31, 2020 and June 30, 2019.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,571,412	$42,128	5.39%	$1,307,613	$42,260	6.52%
Investment securities	39,377	443	2.26%	36,714	451	2.48%
Deposits at other financial institutions	172,242	593	0.69%	81,998	869	2.14%
Federal funds sold/resale agreements	—	—	—%	2,506	30	2.41%
Restricted stock investments and other bank stocks	14,529	424	5.87%	13,912	448	6.49%
Total interest-earning assets	1,797,560	43,588	4.88%	1,442,743	44,058	6.16%

Noninterest-earning assets	120,745			108,915
Total assets	$1,918,305			$1,551,658

Interest-bearing liabilities:
Interest checking	$203,903	$363	0.36%	$114,978	$607	1.06%
Money market accounts	308,253	1,005	0.66%	271,521	1,768	1.31%
Savings accounts	29,184	59	0.41%	31,575	118	0.75%
Time deposits	104,309	782	1.51%	160,429	1,404	1.76%
Brokered time deposits	91,596	1,069	2.35%	94,814	1,064	2.26%
Total interest-bearing deposits	737,245	3,278	0.89%	673,317	4,961	1.49%
Borrowings	118,956	573	0.97%	56,897	714	2.53%
Paycheck Protection Program Liquidity Facility	63,816	112	0.35%	—	—	—%
Senior secured notes	7,388	148	4.03%	12,151	355	5.89%
Total interest-bearing liabilities	927,405	4,111	0.89%	742,365	6,030	1.64%

Noninterest-bearing liabilities:
Demand deposits	707,534			547,954
Other liabilities	16,848			11,415
Shareholders’ equity	266,518			249,924

Total liabilities and shareholders' equity	$1,918,305			$1,551,658

Net interest spread		$39,477	3.99%		$38,028	4.52%
Net interest margin			4.42%			5.32%

Total deposits	$1,444,779	$3,278	0.46%	$1,221,271	$4,961	0.82%
Total funding sources	$1,634,939	$4,111	0.51%	$1,290,319	$6,030	0.94%
(1) Average loans include net discounts and net deferred loan fees and costs.
(2) Interest income on loans includes $1.6 million and $467 thousand related to the accretion of net deferred loan fees for the six months ended June 30, 2020 and 2019. In addition, interest income includes $1.0 million and $1.6 million of discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the six months ended June 30, 2020 and 2019.

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

	Three Months Ended
	June 30, 2020 vs. March 31, 2020			June 30, 2020 vs. June 30, 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$4,446	$(3,878)	$568	$5,578	$(5,574)	$4
Interest on investment securities	32	(25)	7	37	(27)	10
Interest on deposits at other financial institutions	78	(487)	(409)	253	(615)	(362)
Dividends on restricted stock investments and other bank stocks	—	(66)	(66)	8	(35)	(27)
Change in interest income	4,556	(4,456)	100	5,876	(6,251)	(375)
Interest expense:
Savings, interest checking and money market accounts	72	(863)	(791)	288	(1,224)	(936)
Time deposits	(112)	(27)	(139)	(465)	(142)	(607)
Borrowings	157	(336)	(179)	249	(535)	(286)
Paycheck Protection Program Liquidity Facility	112	—	112	112	—	112
Senior secured notes	(13)	(21)	(34)	(65)	(61)	(126)
Change in interest expense	216	(1,247)	(1,031)	119	(1,962)	(1,843)
Change in net interest income	$4,340	$(3,209)	$1,131	$5,757	$(4,289)	$1,468

	Six Months Ended June 30,
	2020 vs. 2019
	Change Attributable to		Total Change
	Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$7,834	$(7,966)	$(132)
Interest on investment securities	15	(23)	(8)
Interest on deposits at other financial institutions	545	(851)	(306)
Dividends on restricted stock investments and other bank stocks	20	(44)	(24)
Change in interest income	8,414	(8,884)	(470)
Interest expense:
Savings, interest checking and money market accounts	504	(1,570)	(1,066)
Time deposits	(476)	(141)	(617)
Borrowings	465	(605)	(140)
Paycheck Protection Program Liquidity Facility	112	—	112
Senior secured notes	(115)	(93)	(208)
Change in interest expense	490	(2,409)	(1,919)
Change in net interest income	$7,924	$(6,475)	$1,449

Second Quarter of 2020 Compared to First Quarter of 2020

Net interest income for the second quarter of 2020 totaled $20.3 million, an increase of $1.1 million from the first quarter of 2020 due to slightly higher interest income of $100 thousand, coupled with lower interest expense of $1.0 million. The increase in net interest income was due primarily to interest income and fees recognized for PPP loans and reductions in the costs of interest-bearing deposits and borrowings. The decrease in loan yields and cost of funds for the second quarter of 2020 reflected the full quarter impact of the 150 basis point reduction in the target Federal Funds rate at the end of March 2020. Average loans increased by $333.5 million, of which $287.3 million was from PPP loans, net of earned fees, funded in the second quarter of 2020. PPP loans carry a fixed rate of 1.0% with a two-year contractual maturity, and the weighted average rate for the processing fee is 3.16%. These loans contributed $1.9 million to interest income for the second quarter of 2020. The decrease in interest expense for the second quarter of 2020 was due primarily to lower market interest rates and the Company's proactive strategy to lower the cost of interest-bearing customer deposits, replace high rate brokered deposits and take advantage of the lower cost of borrowings and wholesale funding facilities. Interest expense on interest-bearing deposits decreased $930 thousand, coupled with a decrease of $101 thousand on total borrowings. Interest expense on the PPP Liquidity Facility ("PPPLF") was $112 thousand for the second quarter of 2020.

Net interest margin for the second quarter of 2020 decreased 66 basis points to 4.12% from 4.78% for the first quarter of 2020. The decrease in the net interest margin was due primarily to a 101 basis point decrease in loan yields (including fees and discounts), partially offset by a change in the interest-earning asset mix, and a 38 basis point decrease in funding costs. The decrease in the interest-earning assets yield and loan yield were driven by the lower market interest rates and the lower-yielding PPP loans. The yield on loans decreased to 4.94% for the second quarter of 2020, compared to 5.95% for the first quarter of 2020. The weighted average loan yield for PPP loans was 2.64%, which lowered the total loan yield by 46 basis points for the second quarter of 2020.

The cost of funds decreased to 0.34% for the second quarter of 2020, compared to 0.72% for the first quarter of 2020, due primarily to lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings. Average borrowings increased $53.3 million to $145.4 million, coupled with an increase of $128.0 million from the PPPLF with an average rate of 0.35% to support the PPP loans funded. The average cost of borrowings decreased 110 basis points to 0.54% for the second quarter of 2020, compared to 1.64% for the first quarter of 2020. Average senior secured notes decreased $1.3 million to $6.8 million and the average cost of such borrowings decreased 117 basis points to 3.39%. Average noninterest-bearing demand deposits increased $151.4 million to $783.3 million and represented 50.7% of total average deposits for the second quarter of 2020, compared to $631.8 million, or 47.0% of total average deposits, for the first quarter of 2020. The increase in average noninterest-bearing demand deposits was primarily due to new accounts opened for PPP loans with an average balance of $116 million for the second quarter of 2020. The total cost of deposits decreased 32 basis points to 0.31% for the second quarter of 2020, compared to 0.63% for the first quarter of 2020.

The discount accretion from loans acquired in a business combination of $421 thousand contributed 9 basis points to the net interest margin in the second quarter of 2020 compared to $624 thousand and 16 basis points in the first quarter of 2020.

Second Quarter of 2020 Compared to Second Quarter of 2019

        Net interest income increased $1.5 million to $20.3 million for the second quarter of 2020 when compared to the same quarter of 2019 primarily due to a slight decrease of interest income of $375 thousand, offset by lower interest expense of $1.8 million. The increase in net interest income was due primarily to interest income and fees recognized for organic loan growth and PPP loans funded in the second quarter of 2020, and reductions in the costs of interest-bearing deposits and borrowings. The decrease in loan yields and cost of funds for the second quarter of 2020 primarily related to the 150 basis point reduction in the target Federal Funds rate at the end of March 2020. Average loans increased by $404.0 million, of which $287.3 million was from PPP loans, net of earned fees, funded in the second quarter of 2020, contributing an increase in interest income of $5.6 million, partially offset by a decrease of $221 thousand in discount accretion on loans acquired in a business combination, and lower market interest rates in the second quarter of 2020. The decrease in interest expense for the second quarter of 2020 was due primarily to lower market interest rates and our proactive strategy to lower the cost of interest-bearing customer deposits, coupled with a decrease in borrowing costs from higher average borrowings to support organic loan growth and PPP loan fundings. Interest expense on interest-bearing deposits decreased $1.5 million, coupled with a decrease of $412 thousand on borrowings and senior secured notes, partially offset by an increase of $112 thousand on PPPLF.

        Our net interest margin decreased 102 basis points to 4.12% for the second quarter of 2020 compared to 5.14% for the same quarter of 2019. The decrease in the net interest margin was due primarily to a 148 basis point decrease in loan yields (including fees and discounts), partially offset by a change in the interest-earning asset mix and a 69 basis point decrease in funding costs. The net interest margin compression was driven by lower market interest rates resulting from the Federal Reserve's 225 basis point reduction in the target Federal Funds rate after the second quarter of 2019. The average effective federal funds target rate was 0.06% for the second quarter of 2020 compared to 2.40% for the same quarter of 2019. The average yield on interest-earning assets decreased 163 basis points to 4.43% for the second quarter of 2020 compared to 6.06% for the same quarter of 2019 due mostly to lower loan yields. Our loan yield decreased 148 basis points to 4.94% for the second quarter of 2020 compared to 6.42% for the same quarter of 2019, was driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination.

        The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $421 thousand contributed 9 basis points to the net interest margin in the second quarter of 2020 compared to $642 thousand and 18 basis points in the same quarter of 2019.

        Our average cost of funds decreased 69 basis points to 0.34% for the second quarter of 2020 compared to 1.03% for the same quarter of 2019 due to a lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings. Average noninterest-bearing deposits totaled $783.3 million and represented 50.7% of average total deposits for the second quarter of 2020 compared to $534.2 million and 43.6% of average total deposits for the same quarter of 2019. Average interest-bearing liabilities were $1.04 billion during the second quarter of 2020 compared to $780.0 million for the same quarter of 2019. Our cost of interest-bearing liabilities decreased 115 basis points to 0.59% compared to 1.74% for the same quarter of 2019. The average borrowings increased $68.0 million to $145.4 million, coupled with an increase of $128.0 million in average PPPLF. The average cost of borrowings decreased 197 basis points to 0.54%, partially offset by 35 basis points increase from the PPPLF. Average senior secured notes balance decreased $5.6 million to $6.8 million for the second quarter of 2020 compared to $12.4 million for the same quarter of 2019 and the average cost of such borrowings decreased 250 basis points to 3.39%.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net interest income increased $1.4 million to $39.5 million for the six months ended June 30, 2020 when compared to $38.0 million for the six months ended June 30, 2019 due to a slight decrease of interest income of $470 thousand, offset by a lower interest expense of $1.9 million. The increase in net interest income was due primarily to a number of factors (i) higher average loans and other interest earning assets offset by lower market interest rates, (ii) higher noninterest-bearing demand deposits in relationship to total deposits, and (iii) lower costs on interest-bearing liabilities. Average loans increased by $263.8 million contributing an increase in interest income of $7.8 million, partially offset by a decrease in discount accretion on loans acquired in a business combination, and lower market interest rates in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. PPP loans averaged $143.6 million and contributed $1.9 million to interest income for the six months ended June 30, 2020. The decrease in interest expense for the six months ended June 30, 2020 was due primarily to lower market interest rates, coupled with a decrease in funding costs, partially offset by higher average borrowings to support organic loan growth and PPP loan fundings. Interest expense on interest-bearing deposits decreased $1.7 million, coupled with a decrease of $348 thousand on borrowings and senior secured notes, offset by an increase of $112 thousand on PPPLF.

        Our net interest margin decreased 90 basis points to 4.42% for the six months ended June 30, 2020 compared to 5.32% for the six months ended June 30, 2019. The decrease in the net interest margin was due primarily to a 128 basis point decrease in interest-earnings asset yields, of which loan yields (including fees and discounts) decreased 113 basis points, partially offset by a change in the interest-earning asset mix, and a 43 basis points decrease in funding costs. The net interest margin compression was driven by lower market interest rates resulting from the reduction in the target Federal Funds rate. The average effective federal funds target rate was 0.64% for the six months ended June 30, 2020 compared to 2.40% for the same 2019 period. The average yield on interest-earning assets decreased to 4.88% for the six months ended June 30, 2020 compared to 6.16% for the same 2019 period resulting from lower market interest rates. Our loan yield decreased to 5.39%

for the six months ended June 30, 2020 compared to 6.52% for the same 2019 period, driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination.

        The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $1.0 million contributed 12 basis points to the net interest margin for the six months ended June 30, 2020 compared to $1.6 million and 22 basis points for the six months ended June 30, 2019.

        Our average cost of funds decreased 43 basis points to 0.51% for the six months ended June 30, 2020 compared to 0.94% for the six months ended June 30, 2019 due to a lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings. Average noninterest-bearing deposits totaled $707.5 million and represented 49.0% of average total deposits for the six months ended June 30, 2020 compared to $548.0 million and 44.9% of average total deposits for the same 2019 period. Average interest-bearing liabilities were $927.4 million for the six months ended June 30, 2020 compared to $742.4 million for the same 2019 period. Our cost of interest-bearing liabilities decreased 75 basis points to 0.89% compared to 1.64% for the same 2019 period. Our average borrowings increased $62.1 million to $119.0 million, coupled with an increase of $63.8 million from the average PPPLF. The average cost of borrowings decreased 156 basis points to 0.97%. Average senior secured notes balance decreased $4.8 million to $7.4 million for the six months ended June 30, 2020 compared to $12.2 million for the same 2019 period.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2020 was $2.1 million, compared to $2.7 million for the first quarter of 2020 and $550 thousand for the second quarter of 2019. The provision for loan losses for the six months ended June 30, 2020 was $4.8 million, an increase of $3.9 million compared to the six months ended June 30, 2019. The increase in the provision for loan losses for the three and six months ended June 30, 2020 over the comparable periods in the prior year was primarily related to an increase in qualitative loss factors related to COVID-19 and loan growth. Approximately $1.4 million and $3.3 million of provision for the second quarter of 2020 and the six months ended June 30, 2020 was driven mostly by an increase in qualitative factors relating to the COVID-19 pandemic and macro-economic conditions. The assumptions underlying the COVID-19 related qualitative factors included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) the high unemployment rate; and (c) the loan deferment program. Loans held for investment, excluding PPP loans, increased to $1.44 billion at June 30, 2020 as compared to $1.37 billion at June 30, 2019. No provision for loan losses on PPP loans was recognized in the second quarter of 2020 as the SBA guarantees 100% of loans funded under the program.

Noninterest Income

        The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Gain on sale of loans	$—	$377	$1,271	$377	$2,199
Service charges and fees on deposit accounts	447	555	564	1,002	1,104
Net servicing (costs) fees	(9)	224	287	215	521
Other income	617	259	200	876	620
Total noninterest income	$1,055	$1,415	$2,322	$2,470	$4,444

Second Quarter of 2020 Compared to First Quarter of 2020

Noninterest income for the second quarter of 2020 was $1.1 million, a decrease of $360 thousand from $1.4 million for the first quarter of 2020 due primarily to lower gains on loan sales of $377 thousand and lower net servicing fees of $233 thousand, partially offset by higher other income of $358 thousand. There were no loans sold during the second quarter of 2020, compared to $3.4 million in loans sold and a gain on sale of $377 thousand in the first quarter of 2020.

The $233 thousand decrease in net servicing fees was due primarily to higher amortization from early loan pay-offs which totaled $277 thousand for the second quarter of 2020 compared to $69 thousand for the first quarter of 2020. Other income was $617 thousand for the second quarter of 2020 compared to $259 thousand for the first quarter of 2020. Gains, included in other income, on transfer of loan collateral to foreclosed assets of $153 thousand were recognized for the second quarter of 2020. There was no similar income in the first quarter of 2020. Other income for the second quarter of 2020 also included a Bank Enterprise Award of $233 thousand from the U.S.Treasury’s Community Development Financial Institutions Fund to recognize the Bank for providing small business loans or commercial real estate development loans to businesses located in distressed communities. There was no similar income in the first quarter of 2020.

Second Quarter of 2020 Compared to Second Quarter of 2019

        Noninterest income decreased $1.3 million to $1.1 million for the second quarter of 2020 compared to $2.3 million for the same quarter of 2019 due primarily to lower gain on sale of loans and lower net servicing fees, partially offset by higher other income. The $1.3 million decrease in gain on sale of loans for the second quarter of 2020 compared to the same quarter of 2019 is due to a lower volume of loans sold. There were no loans sold during the second quarter of 2020, compared to $16.4 million in loans sold, resulting in a gain of $1.3 million for the second quarter of 2019.

        Net servicing fees decreased $296 thousand due to slightly lower contractual servicing fees and higher amortization expense of the related servicing asset in the second quarter of 2020. Our SBA loan servicing portfolio averaged $201.5 million for the second quarter of 2020 compared to $210.6 million for the same quarter of 2019. During the second quarter of 2020 and 2019, contractually-specified servicing fees were $463 thousand and $493 thousand, offset by the amortization of the servicing asset of $472 thousand and $206 thousand. The increase in amortization of the servicing asset was due to a higher level of early loan pay-offs in the current quarter as compared to the same quarter of 2019. Amortization expense related to early loan pay-offs totaled $277 thousand for the second quarter of 2020 compared to $69 thousand for the same quarter of 2019.

        Other income was $617 thousand for the second quarter of 2020 compared to $200 thousand for the same quarter of 2019. The increase of $417 thousand primarily related to gains on transfer of loan collateral to foreclosed assets of $153 thousand and a CDFI Bank Enterprise Award ("BEA") of $233 thousand recognized in the second quarter of 2020. There was no similar income in the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Noninterest income decreased $2.0 million to $2.5 million for the six months ended June 30, 2020 compared to $4.4 million for the same period of 2019 due primarily to lower gain on sale of loans and lower net servicing fees, partially offset by higher other income. The $1.8 million decrease in gain on sale of loans for the six months ended June 30, 2020 compared to the same period of 2019 is due to a lower volume of loans sold. Loans sold during the six months ended June 30, 2020 totaled $3.4 million, resulting in a gain on sale of $377 thousand, compared to $35.0 million in loans sold, resulting in a gain on sale of $2.2 million.

        Net servicing fees decreased due to a slightly higher contractual servicing fees, offset by higher amortization expense of the related servicing asset in the six months ended June 30, 2020. Our SBA loan servicing portfolio averaged $208.1 million for the six months ended June 30, 2020 compared to $204.2 million for the same period of 2019. During the six months ended June 30, 2020 and 2019, contractually-specified servicing fees were $969 thousand and $938 thousand, offset by the amortization of the servicing asset of $754 thousand and $417 thousand. The increase in amortization of the servicing asset was due to the higher portfolio of serviced loans, coupled with a higher level of early loan pay-offs in the current period. Amortization expense related to early loan pay-offs totaled $346 thousand for the six months ended June 30, 2020 compared to $161 thousand for the same period of 2019.

Other income was $876 thousand for the six months ended June 30, 2020 compared to $620 thousand for the same period of 2019. The increase of $256 thousand primarily related to gains on transfer of loan collateral to foreclosed assets of

$153 thousand and higher rental income of $165 thousand for a sublease in the six months ended June 30, 2020 as compared to the same period of 2019.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Salaries and employee benefits	$6,386	$7,230	$6,857	$13,616	$13,080
Occupancy and equipment	1,108	1,063	987	2,171	2,416
Data processing	874	807	639	1,681	1,243
Professional fees	450	471	426	921	845
Office, postage and telecommunications	289	258	255	547	527
Deposit insurance and regulatory assessments	198	61	120	259	315
Loan related	226	275	71	501	285
Customer service related	328	372	273	700	750
Amortization of core deposit intangible	193	193	197	386	393
Other expenses	1,048	789	780	1,837	1,451
Total noninterest expense	$11,100	$11,519	$10,605	$22,619	$21,305
Efficiency ratio (1)	52.0%	56.0%	50.1%	53.9%	50.2%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Second Quarter of 2020 Compared to First Quarter of 2020

Noninterest expense decreased $419 thousand to $11.1 million for the second quarter of 2020 from $11.5 million for the first quarter of 2020. This decrease was due primarily to lower salaries and employee benefit expenses, lower loan related expenses and lower customer service related expenses, offset partially by higher data processing, FDIC assessment fees and other expenses.

The $844 thousand decrease in salaries and employee benefits was due to lower incentive accruals resulting from a decrease in organic loan production in the second quarter of 2020, higher deferred loan origination cost for the PPP loans, and lower payroll taxes and employee benefits resulting from a seasonally higher first quarter. The $49 thousand decrease in loan related expenses was due primarily to a recovery of expenses in the second quarter of 2020. The $44 thousand decrease in customer service related expenses was due primarily to lower average demand deposits for certain deposit accounts during the second quarter of 2020.

The $137 thousand increase in FDIC assessment fees was due to Small Bank Assessment Credits received in the first quarter of 2020 for which there are no further credits. The increase in other expenses related primarily to a $300 thousand increase in the provision for unfunded loan commitments resulting from an increase in unfunded loan commitments and historical loss rates.

The efficiency ratio remained favorable at 52.0% in the second quarter of 2020, compared to 56.0% in the first quarter of 2020. The lower efficiency ratio in the second quarter of 2020 was driven by higher revenue including the benefits of the PPP loan volume.

Second Quarter of 2020 Compared to Second Quarter of 2019

        Noninterest expense for the second quarter of 2020 increased $495 thousand from $10.6 million for the same quarter of 2019. The increase was due to higher occupancy and equipment expense, data processing expense, loan related expense, partially offset by lower salaries and employee benefits expense.

The $471 thousand decrease in salaries and employee benefits was due mostly to an increase in deferred loan origination costs for the PPP loans originated during the second quarter of 2020.

The $121 thousand decrease in occupancy and equipment expense was due to higher depreciation expense for fixed assets and accrued expenses for asset retirement obligations in the second quarter of 2020. The $235 thousand increase in data processing expenses was due to increases in transaction volumes from organic growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $155 thousand increase in loan related expenses was due primarily to expense incurred for the roll-out of PPP loans in the second quarter of 2020.

The efficiency ratio remained stable at 52.0% in the second quarter of 2020, compared to 50.1% in the second quarter of 2019. The higher efficiency ratio in the second quarter of 2020 was driven by higher noninterest expense.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Noninterest expense for the six months ended June 30, 2020 increased $1.3 million to $22.6 million from $21.3 million for the six months ended June 30, 2019. The increase was due to higher salaries and employee benefits, data processing, loan related expense, and other expenses, partially offset by lower occupancy and equipment expense.

The $536 thousand increase in salaries and employee benefits was due mostly to annual merit increases, higher overtime expense for the roll-out of PPP loans, higher incentives, partially offset by increased deferred loan origination costs for the six months ended June 30, 2020. The $438 thousand increase in data processing expenses was due to increases in transaction volumes from organic growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $216 thousand increase in loan related expense was due to expense incurred for the roll-out of PPP loans. The $386 thousand increase in other expense related primarily to a $300 thousand increase in the provision for unfunded loan commitments resulting from an increase in unfunded loan commitments and historical loss rates.

Occupancy and equipment expense decreased by $245 thousand due primarily to a $400 thousand impairment charge in the six months ended June 30, 2019 for the anticipated relocation and consolidation of branches in 2019. There was no impairment charge in 2020, partially offset by $84 thousand accrued expenses for asset retirement obligations recognized in 2020.

The efficiency ratio remained stable at 53.9% for the six months ended June 30, 2020, compared to 50.2% for the six months ended June 30, 2019. The higher efficiency ratio in the six months ended June 30, 2020 was driven by higher noninterest expense and lower revenues.

Income Taxes

        Income tax expense was $2.4 million, $1.8 million and $3.2 million for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019. The effective tax rates were 29.8%, 28.6% and 31.9% for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019. For the six months ended June 30, 2020 and 2019, income tax expense was $4.3 million and $6.4 million and the effective tax rates were 29.3% and 31.8%. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

        Total assets increased $447.9 million during the second quarter of 2020 to $2.22 billion at June 30, 2020 from $1.78 billion at March 31, 2020. This increase is due mostly to a $44.3 million increase in cash and cash equivalents, a $6.7 million increase in loans held for sale, a $393.6 million increase in loans held for investment, including PPP loans, net of unearned fees of $389.2 million, an $8.1 million increase in accrued interest receivable primarily related to loans on a deferred payment program, a $602 thousand increase in net foreclosed assets, partially offset by a $2.2 million decrease in investment securities, $1.6 million increase in the allowance for loan losses and $1.8 million decrease in other assets. Total liabilities increased $444.3 million during the second quarter of 2020 to $1.96 billion at June 30, 2020 from $1.51 billion at March 31, 2020. This increase is due mostly to a $254.0 million increase in total deposits, a $10.0 million increase in borrowings, a $179.1 million increase in PPPLF, a $3.3 million increase in other liabilities, partially offset by a decrease in senior secured notes of $2.1 million.

Since December 31, 2019, total assets have increased $533.3 million due mostly to a $456.9 million increase in loans held for investment, including PPP loans, net of unearned fees of $389.2 million, to $1.83 billion at June 30, 2020, or an annualized growth rate of 10% without PPP loans. In addition, cash and cash equivalents increased $56.0 million, investment securities increased $6.8 million, loans held for sale increased $12.7 million, accrued interest receivable increased$8.4 million primarily related to loans on a deferred payment program, premises and equipment increased $1.0 million and net foreclosed assets increased $602 thousand, partially offset by a $4.3 million increase in allowance for loan losses, a $686 thousand decrease in servicing asset, and a $3.5 million decrease in other assets. Total liabilities at June 30, 2020 were $1.96 billion, an increase of $528.1 million, from $1.43 billion at December 31, 2019. Total deposits increased $291.3 million, borrowings increased $60.0 million, PPPLF increased $179.1 million, and other liabilities increased $806 thousand, partially offset by a decrease in senior secured notes of $3.1 million

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at the Federal Reserve and other banks, with original maturities of less than 90 days. Cash and cash equivalents totaled $217.8 million at June 30, 2020, an increase of $44.3 million from March 31, 2020 and $56.0 million from December 31, 2019. The increase in cash and cash equivalents during the three and six months ended June 30, 2020 was primarily attributable to an increase in deposits and PPPLF to fund the PPP loans and maintain appropriate on balance sheet liquidity.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$3,000	8.2%	$2,998	7.7%	$—	—%
Mortgage-backed securities	6,830	18.6%	$7,299	18.8%	7,431	27.9%
Collateralized mortgage obligations	18,610	50.5%	20,170	51.8%	10,598	39.7%
SBA pools	8,343	22.7%	8,457	21.7%	8,624	32.4%
	$36,783	100.0%	$38,924	100.0%	$26,653	100.0%

Securities held-to-maturity:
U.S. Government and agency securities	$—	—%	$—	—%	$3,342	66.1%
Mortgage-backed securities	1,691	100.0%	1,702	100.0%	1,714	33.9%
	$1,691	100.0%	$1,702	100.0%	$5,056	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2020:

	June 30, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$—	$—	$—	$3,000	$3,000
Mortgage-backed securities	—	—	—	6,830	6,830
Collateralized mortgage obligations	—	—	—	18,610	18,610
SBA pools	—	—	—	8,343	8,343
	$—	$—	$—	$36,783	$36,783
Weighted average yield:
U.S. Government and agency securities	—%	—%	—%	2.13%	2.13%
Mortgage-backed securities	—%	—%	—%	2.10%	2.10%
Collateralized mortgage obligations	—%	—%	—%	1.79%	1.79%
SBA pools	—%	—%	—%	2.43%	2.43%
	—%	—%	—%	2.02%	2.02%
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

	June 30, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$1,691	$1,691
	$—	$—	$—	$1,691	$1,691
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.78%	2.78%
	—%	—%	—%	2.78%	2.78%
(1) Mortgage-backed securities do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

        At June 30, 2020, no issuer represented 10% or more of our shareholders’ equity. At June 30, 2020, securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit. There were no borrowings under this line of credit at June 30, 2020.

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

The following table shows the composition of our loans held for investment as of the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$218,226	11.8%	$233,607	16.2%	$249,504	18.1%
Real estate:
Residential	39,145	2.1%	42,904	3.0%	43,736	3.2%
Commercial real estate - owner occupied	162,508	8.8%	148,517	10.3%	171,595	12.5%
Commercial real estate - non-owner occupied	502,693	27.3%	476,472	33.2%	423,823	30.8%
Commercial and industrial	335,411	18.2%	350,090	24.3%	309,011	22.5%
SBA loans (1)	586,820	31.8%	187,407	13.0%	177,633	12.9%
Consumer	34	—%	450	—%	430	—%
Loans held for investment, net of discounts (2)	$1,844,837	100.0%	$1,439,447	100.0%	$1,375,732	100.0%
Net deferred origination fees (3)	(13,218)		(1,392)		(1,057)
Loans held for investment	1,831,619		1,438,055		1,374,675
Allowance for loan losses (4)	(17,822)		(16,218)		(13,522)
Loans held for investment, net	$1,813,797		$1,421,837		$1,361,153
 (1) SBA loans include PPP loans with total gross outstanding principal of $400.7 million at June 30, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $1.0 million, $1.1 million and $1.1 million at June 30, 2020, March 31, 2020 and December 31, 2019.
(3) Net deferred origination fees include $11.5 million for PPP loans at June 30, 2020.
(4) Allowance for loan losses includes $138 thousand of reserves for accrued interest receivable related to loans on a deferred payment program at June 30, 2020.

At June 30, 2020, loans held for investment totaled $1.83 billion, an increase of $393.6 million and $456.9 million from March 31, 2020 and December 31, 2019. During the second quarter of 2020 as compared to March 31, 2020, construction and land development loans decreased $15.4 million, commercial real estate loans ("CRE") increased $40.2 million, commercial and industrial ("C&I") loans decreased $14.7 million, SBA loans increased $399.4 million, and residential loans decreased $3.8 million. The diversification decreased in all categories, except for SBA loans at June 30, 2020 compared to December 31, 2019. The overall increase in loans held for investment at June 30, 2020 as compared to March 31, 2020 and December 31, 2019 primarily relates to PPP loans, net of unearned fees of $389.2 at June 30, 2020. The most significant categories in the loan portfolio are SBA, CRE (non-owner occupied) and commercial and industrial loans which represent 31.8%, 27.3% and 18.2% of total loans held for investment, net of discounts at June 30, 2020.

Being a preferred SBA lender, we participated in the PPP and funded a total of 1,886 loans with total gross loan outstanding balances of $400.7 million, or $389.2 million, net of unearned fees of $11.5 million at June 30, 2020. Borrowers who use the funds from their PPP loans to maintain payroll and pay for certain eligible non-payroll expenses may have up to 100% of their loans forgiven by the SBA. We expect a substantial majority of our PPP borrowers will apply for and receive approval for loan forgiveness in the second half of 2020. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes relating to loan forgiveness and other relevant factors. Excluding the PPP loans, our SBA portfolio represents 12.9% of total loans held for investment, net of discounts at June 30, 2020.

Per the regulatory definition of commercial real estate, at June 30, 2020, March 31, 2020 and December 31, 2019, our concentration of such loans represented 307%, 316% and 314% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at June 30, 2020, March 31, 2020 and December 31, 2019, total loans secured by commercial real estate under construction and land development represented 94%, 102% and 125% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

We have total loans to the hospitality industry (including construction, CRE, C&I and SBA loans) of $213.4 million, $181.6 million and $158.9 million at June 30, 2020, March 31, 2020 and December 31, 2019. Some of the members of our

Board of Directors are active in the hospitality sector, and therefore, are able to provide insights into the operations of the hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At June 30, 2020, March 31, 2020 and December 31, 2019, total commitments to fund CRE loans to the hospitality industry represented 62%, 57% and 57% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry were 28% of our total risk-based capital at June 30, 2020, and 36% of our total risk-based capital at March 31, 2020 and December 31, 2019. Please refer to the Recent Developments COVID-19 Updates section for pandemic impacts relating to hospitality loans.

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

The following table summarizes the SBA loan types in the portfolio as of the dates indicated:

	June 30, 2020	March 31, 2020	December 31, 2019
	(dollars in thousands)
SBA 7(a) (1)	$490,732	$97,436	$100,103
SBA 504	96,088	89,971	$77,530
Total	$586,820	$187,407	$177,633
(1) SBA 7(a) includes PPP loans with total gross outstanding principal of $400.7 million at June 30, 2020.

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	June 30, 2020	March 31, 2020	December 31, 2019
	(dollars in thousands)
Secured - industrial warehouse	$41,008	$30,612	$23,364
Secured - hospitality	24,175	24,744	24,858
Secured - retail center/building	23,288	27,986	28,182
Secured - other real estate	60,203	64,231	58,757
Unsecured or secured by other business assets	11,868	11,800	11,921
Total unguaranteed portion	160,542	159,373	147,082
Guaranteed portion (1)	426,278	28,034	30,551
Total	$586,820	$187,407	$177,633
(1) Guaranteed portion includes PPP loans with total gross outstanding principal of $400.7 million as the SBA guarantees 100% of loans funded under the program.at June 30, 2020.

Loan Maturities

        The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at June 30, 2020:

	June 30, 2020
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$4,064	$104,203	$11,493	$65,066	$4,058	$29,342	$218,226
Real estate:
Residential	—	—	—	2,131	2,259	34,755	39,145
Commercial real estate - owner occupied	1,319	1,697	20,717	39,759	21,681	77,335	162,508
Commercial real estate - non-owner occupied	14,802	29,152	74,901	101,719	54,723	227,396	502,693
Commercial and industrial	8,203	72,012	23,571	104,987	13,595	113,043	335,411
SBA loans (1)	—	11,843	403,447	11,693	7,949	151,888	586,820
Consumer & other	34	—	—	—	—	—	34
Total	$28,422	$218,907	$534,129	$325,355	$104,265	$633,759	$1,844,837
(1) PPP loans with total gross outstanding principal of $400.7 million are fixed-rate with two-year contractual maturity.

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

Loan delinquencies (30-89 days past due) totaled $353 thousand, $2.3 million and $1.8 million at June 30, 2020, March 31, 2020 and December 31, 2019. Deferred payment loans which met the requirement under Section 4013 of the CARES Act are not considered past due or TDRs and are accruing interest as of June 30, 2020.

The following tables present the recorded investment balances of substandard loans, excluding PCI loans, by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$—	$1,515	$2,049	$1,120	$8,406	$—	$13,090
Total	$—	$—	$1,515	$2,049	$1,120	$8,406	$—	$13,090
(1)At June 30, 2020, substandard loans included $8.1 million of impaired loans. There were no loans classified as special mention, doubtful or loss at June 30, 2020.

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

        Since year end, the decrease in the substandard loans was due to $821 thousand from upgrades, $756 thousand in charge-offs and $10.2 million in payoffs, and paydowns, offset by two loans from one relationship totaling $225 thousand being downgraded to substandard.

Nonperforming Assets

Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (accruing loans past due 90 days or more, non-accrual loans and non-accrual TDRs) plus other real estate owned and other assets acquired through foreclosure (“Foreclosed assets”). The balances of nonperforming loans reflect our net investment in these assets. The table below reflects the composition of non-performing assets at the periods indicated:

	June 30, 2020	March 31, 2020	December 31, 2019
	(dollars in thousands)
Accruing loans past due 90 days or more	$267	$—	$—
Non-accrual	7,999	8,984	11,107
Troubled debt restructurings on non-accrual	150	151	158
Total nonperforming loans	8,416	9,135	11,265
Foreclosed assets	602	—	—
Total nonperforming assets	$9,018	$9,135	$11,265
Troubled debt restructurings - on accrual	$319	$319	$321

Nonperforming loans as a percentage of total loans held for investment	0.46%	0.64%	0.82%
Nonperforming assets as a percentage of total assets	0.41%	0.51%	0.67%

The following table shows our nonperforming loans by loan class as of the dates indicated:

	June 30, 2020	March 31, 2020	December 31, 2019
Nonperforming loans:	(dollars in thousands)
Construction and land development	$—	$—	$—
Real estate:
Residential	267	—	—
Commercial real estate - owner occupied	$1,515	$1,560	$3,049
Commercial real estate - non-owner occupied	1,339	1,368	1,368
Commercial and industrial	186	187	229
SBA loans	5,109	6,020	6,619
Total nonperforming loans (1)	$8,416	$9,135	$11,265
 (1) There were no purchased credit impaired loans on nonaccrual at June 30, 2020, March 31, 2020 and December 31, 2019.

Since year end, the decrease in nonperforming loans was due mostly to $756 thousand in charge-offs, $2.6 million in payoffs and paydowns, offset by two loans from one relationship totaling $225 thousand being downgraded to substandard. There was one loan over 90 days past due that was still accruing interest at June 30, 2020. There were no loans over 90 days past due that were still accruing interest at March 31,2020 and December 31, 2019.

Troubled Debt Restructurings

At June 30, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $469 thousand and $479 thousand. There were no specific reserves allocated for these loans and we have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at June 30, 2020 and December 31, 2019. During the three and six months ended June 30, 2020, there were no new loan modifications resulting in TDRs. Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan.

During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, there was one loan in each period totaling $85 thousand, $85 thousand and $95 thousand modified as a TDR for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2020 and June 30, 2019, there was one loan in each period totaling $85 thousand and $95 thousand modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID Related Loan Deferments

At June 30, 2020, the Company had 520 loans totaling $626 million, which included $11 million of loans held for sale, with a 90-day principal and/or interest deferral for COVID-related reasons. No deferred payment loans which met the requirement under Section 4013 of the CARES Act were reported as past due loans or troubled debt restructurings ("TDRs") as of June 30, 2020. The Company currently expects that the majority of these loans will resume payments in the third quarter of 2020. Total accrued interest receivable related to these loans on deferment was $10 million with an aforementioned reserve of $138 thousand at June 30, 2020. Borrowers are contractually required to resume making full payments after the deferral period ends. We may grant additional 90-day deferments. As of July 16, 2020, 232 loans with a net carrying value of $397 million at June 30, 2020, or 63% of total loan balance, resumed making payments or paid off, and only four loans totaling $11 million were granted an additional 90-day deferment. The remainder is expected to resume payments as scheduled. Please refer to the Recent Developments COVID-19 Updates section for pandemic impacts relating to Payment Deferral Program.

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

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of other external factors such as competition, COVID-19 pandemic and legal and regulatory requirements.

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

In addition, the evaluation of the appropriate allowance for loan losses on non-PCI loans in the various loan segments considers discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for loan losses is recorded at the acquisition date. Interest and credit discounts are components of the initial fair value. Additional credit deterioration on acquired non-PCI loans, in excess of the remaining discounts are being recognized in the allowance through the provision for loan losses.

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

At June 30, 2020, we evaluated and considered the impacts relating to COVID-19 and macro-economic conditions on our qualitative factors. The assumptions underlying these qualitative factors included (a) uncertain and volatile macro-economic conditions caused by the pandemic; (b) the high unemployment rate; and (c) the loan deferment program. No provision for loan losses on PPP loans was recognized in the second quarter of 2020 as the SBA guarantees 100% of loans funded under the program.

At June 30, 2020, the allowance for loan losses, including $138 thousand for accrued interest receivable related to loans on deferment, was $17.8 million, or 0.97% of loans held for investment, compared to $13.5 million, or 0.98% of loans held for investment at December 31, 2019. The allowance for loan losses as a percentage of total loans held for investment without PPP loans was 1.24% at June 30, 2020. At June 30, 2020, the net carrying value of acquired loans totaled $187.3 million and included a remaining net discount of $4.8 million. The discount is available to absorb losses on the acquired loans and represented 2.6% of the net carrying value of acquired loans and 0.26% of total gross loans held for investment.

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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$16,218	$13,522	$11,426	$13,522	$11,056
Charge-offs:
Commercial and industrial	(125)	(7)	(122)	(132)	(124)
SBA loans	(425)	(21)	—	(446)	—
Total charge-offs	(550)	(28)	(122)	(578)	(124)
Recoveries:
Commercial and industrial	54	12	10	66	32
SBA loans	—	12	189	12	189
Total recoveries	54	24	199	78	221
Net (charge-offs) recoveries	(496)	(4)	77	(500)	97
Provision for loan losses	2,100	2,700	550	4,800	900
Balance, end of period	$17,822	$16.218	$12,053	$17,822	$12,053
		16218000
Loans held for investment	$1,831,619	$1,438,055	$1,336,015	$1,831,619	$1,336,015
Average loans	$1,738,172	$1,404,652	$1,334,188	$1,571,412	$1,307,613

Allowance for loan losses as a percentage of total loans held for investment	0.97%	1.13%	0.90%	0.97%	0.90%
Allowance for loan losses as a percentage of total loans held for investment without PPP loans	1.24%	1.13%	0.90%	1.24%	0.90%
Annualized net (charge-offs) recoveries to average loans	(0.11)%	(0.001)%	0.02%	(0.06)%	0.01%

The following table shows the allocation of the allowance for loan losses by loan type as of the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,470	11.8%	$2,498	16.2%	$2,350	18.1%
Real estate:
Residential	361	2.1%	333	3.0%	292	3.2%
Commercial real estate - owner occupied	1,365	8.8%	844	10.3%	918	12.5%
Commercial real estate - non-owner occupied	5,347	27.3%	4,131	33.2%	3,074	30.8%
Commercial and industrial	5,607	18.2%	5,455	24.3%	4,145	22.5%
SBA loans	2,672	31.8%	2,954	13%	2,741	12.9%
Consumer	—	—%	3	—%	2	—%
	$17,822	100.0%	$16,218	100.0%	$13,522	100.0%
Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans that are originated and intended for sale in the secondary market and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At June 30, 2020, loans held for sale were $20.3 million, an increase of $6.7 million from $13.6 million at March 31, 2020 and an increase of $12.7 million from $7.7 million at December 31, 2019. The change in loans held for sale was due to the origination of $6.7 million in loans held for sale and there were no SBA loan sales during the three months ended June 30, 2020. The change in loans held for sale was due to the origination of the $15.1 million in loans held for sale, offset by the sale of loans with a carrying value of $3.4 million during the six months ended June 30, 2020.  In addition, there were no loans held for investment transferred to loans held for sale during the three months ended June 30, 2020 and $933 thousand of loans held for investment were transferred to loans held for sale during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, loans held for sale consisted entirely of SBA 7a loans and the fair value of loans held for sale totaled $21.9 million and $8.4 million.

Servicing Asset and Loan Servicing Portfolio

        Loans serviced for others totaled $263.5 million and $278.6 million at June 30, 2020 and December 31, 2019. The loan servicing portfolio includes SBA loans serviced for others of $195.5 million and $214.8 million for which there is a related servicing asset of $2.5 million and $3.2 million at June 30, 2020 and December 31, 2019. The fair value of the servicing asset for SBA loans is measured quarterly and was $2.8 million and $3.2 million as of June 30, 2020 and December 31, 2019. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2020 included discount rates, ranging from 6.1% to 44.7%, and a weighted average prepayment speed assumption of 21.4%.

        In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to other institutions of $68.0 million and $63.8 million for which there is no related servicing asset at June 30, 2020 and December 31, 2019.

Goodwill and Other Intangible Assets

        As a result of the PCB acquisition completed on July 31, 2018, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $5.3 million at June 30, 2020. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first six months of 2020, the Company evaluated goodwill for impairment at June 30, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) the recent deal price multiples were applied to tangible book value to compute the estimated fair value; and (ii) an “average price last twelve-month earnings” market transaction multiple was applied to the actual and forecasted 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three and six months ended June 30, 2020.

For the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, we recognized CDI amortization of $193 thousand, $193 thousand and $197 thousand. For the six months ended June 30, 2020 and 2019, we recognized CDI amortization of $386 thousand and $393 thousand.

Deposits

        The following table presents the ending balance and percentage of deposits as of the periods indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$789,770	49.2%	$627,793	46.5%	$626,569	47.7%
Interest-bearing deposits:
Interest checking (1)	262,859	16.4%	209,423	15.5%	167,581	12.8%
Money market (2)	326,744	20.4%	287,405	21.3%	319,694	24.2%
Savings	31,116	1.9%	28,543	2.1%	27,091	2.1%
Retail time deposits	68,987	4.3%	92,311	6.8%	97,220	7.4%
Wholesale time deposits	125,521	7.8%	105,565	7.8%	75,538	5.8%
	$1,604,997	100.0%	$1,351,040	100.0%	$1,313,693	100.0%
(1) Included brokered deposits of $3 thousand, $18.0 million and $33.0 million at June 30, 2020, March 31, 2020 and December 31, 2019.
(2) Included brokered deposits of $25.0 million at June 30, 2020 and $15.1 million at March 31, 2020 and December 31, 2019.

        During the three and six months ended June 30, 2020, total deposits increased $254.0 million from the prior quarter and $291.3 million from year end to $1.60 billion at June 30, 2020 due to new noninterest-bearing deposit accounts opened for PPP loans, and strong core deposit growth. Noninterest-bearing deposits totaled $789.8 million, an increase of $162.0 million and $163.2 million in the three and six months ended June 30, 2020. Approximately $82.9 million of the increase was due to new deposit accounts for PPP loans at June 30, 2020. The remaining increase was due to core deposit growth. Interest-bearing nonmaturity deposits increased $95.3 million and $106.4 million in the three and six months ended June 30, 2020 primarily due to an increase in core deposits from the FDIC Insurance Program through Demand Deposit Marketplace ("DDM") and other financial institutions.

During three months ended June 30, 2020, time deposits had a slight decrease of $3.4 million due primarily to a decrease in customer time deposits, offset by higher brokered time deposits. During the six months ended June 30, 2020, time deposits had an increase of $21.8 million due primarily to an increase in brokered time deposits, partially offset by a decrease of retail time deposits related to maturities that were not renewed at our current offer rates. At June 30, 2020, brokered time deposits totaled $115.5 million, of which $78.6 million are callable in six months, compared to $95.6 million at March 31, 2020 and $50.4 million at December 31, 2019. Noninterest-bearing deposits were $789.8 million and represented 49.2% of total deposits at June 30, 2020, compared to $627.8 million and 46.5% of total deposits at March 31, 2020 and $626.6 million and 47.7% of total deposits at December 31, 2019.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. At June 30, 2020 brokered time deposits had a weighted average remaining maturity of 2.7 years. Collateralized time deposits from the State of California totaled $10.0 million at June 30, 2020 and March 31, 2020 and $25.1 million at December 31, 2019. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Please refer to Note 7 - Deposits and Note 8 - Borrowing Arrangements to the Condensed Consolidated Financial Statements. Our ten largest depositor relationships accounted for approximately 30% and 28% of total deposits at June 30, 2020 and December 31, 2019.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

June 30, 2020
(dollars in thousands)
Three months or less	$21,015
Over three months through six months	1,759
Over six months through twelve months	7,762
Over twelve months	7,342
$37,878

Borrowings

        In addition to deposits, we use borrowings, including short-term and long-term FHLB advances, Federal Reserve secured lines of credit, federal funds unsecured lines of credit, Paycheck Protection Program Liquidity Facility and floating rate senior secured notes, as secondary sources of funds to meet our liquidity needs. The following tables presents the components of borrowings as of the periods indicated:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Borrowings
FHLB advances - short term	$120,000	$60,000
FHLB advances - long term	30,000	30,000
	$150,000	$90,000
Weighted-average interest rate, end of period	0.54%	1.79%

Paycheck Protection Program Liquidity Facility	$179,125	$—
Interest rate, end of period	0.35%	—%

Senior secured notes	$6,500	$9,600
Interest rate, end of period	3.25%	5.00%

Federal Home Loan Bank Secured Line of Credit

        At June 30, 2020, the Bank had a secured line of credit of $424.3 million from the FHLB, of which $203.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2020, the Bank had pledged $1.23 billion of loans under a blanket lien, of which $834.4 million was considered as eligible collateral under this borrowing agreement. At June 30, 2020, the Bank also participated in the FHLB San Francisco's new Recovery Advance loan program for $10 million at zero percent interest at June 30, 2020 with maturity dates in November 2020 and May 2021.

The following table shows the interest rates and maturity dates of FHLB advances at periods indicated:

	June 30, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	11/19/2020	$—	—%	—
Recovery advance	5,000	—%	5/19/2021	—	—%	—
Term and fixed-rate advance	50,000	0.19%	8/27/2020	60,000	1.72%	3/20/2020
Term and fixed-rate advance	30,000	0.22%	11/27/2020	—	—%	—
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%	—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$150,000	0.54%		$90,000	1.79%

In addition, at June 30, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

The average outstanding balance of total FHLB borrowings was $145.4 million and $75.9 million with an average interest rate of 0.54% and 2.50% for the three months ended June 30, 2020 and 2019. The average balance of total FHLB borrowings was $117.6 million and $55.6 million with an average interest rate of 0.98% and 2.53% for the six months ended June 30, 2020 and 2019.

Federal Reserve Bank Secured Line of Credit

        At June 30, 2020, the Bank had a secured line of credit of $127.0 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At June 30, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $212.8 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three and six months ended June 30, 2020 and there were no borrowings at December 31, 2019.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. The Bank pledged $173.7 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at June 30, 2020. The average outstanding borrowings were $128.0 million and $63.8 million during the three and six months ended June 30, 2020.

Federal Funds Unsecured Lines of Credit

        The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three and six months ended June 30, 2020 and there were no borrowings at December 31, 2019. The average outstanding borrowings were $1.5 million and $1.3 million with an average interest rate of 2.7% for the three and six months ended June 30, 2019.

Senior Secured Notes

        The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At June 30, 2020, the outstanding balance under this secured line of credit totaled $6.5 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $6.8 million and $12.4 million with an average interest rate of 3.39% and 5.89% for the three months ended June 30, 2020 and 2019, respectively. The average outstanding borrowings under this facility totaled $7.4 million and $12.2 million with an average interest rate of 4.03% and 5.89% for the six months ended June 30, 2020 and 2019. At June 30, 2020, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $18.5 million. One of our executives is also a member of the lending bank's board of directors.

Shareholders’ Equity

        Total shareholders’ equity increased $5.1 million to $266.9 million at June 30, 2020 from $261.8 million at December 31, 2019. The increase in shareholders' equity is primarily due to $10.3 million in net earnings, $1.0 million of share-based compensation, $85 thousand of stock options exercised and $645 thousand related to changes in the fair value of investment securities, available-for-sale and the resulting impact on accumulated other comprehensive income, partially offset by $5.8 million in cash dividends, and $1.0 million in stock repurchases during the six months ended June 30, 2020.

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

Holding Company Liquidity

        As a bank holding company, we currently have no significant assets other than our equity interest in the Bank. Our primary sources of liquidity at the holding company are dividends from the Bank, cash on hand at the holding company, which was approximately $447 thousand at June 30, 2020, a $25.0 million secured line of credit of which $18.5 million was available at June 30, 2020, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our senior secured revolving line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $10 million in dividends to the holding company during the six months ended June 30, 2020. Please refer to the section "— Regulatory Capital" for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits in other banks, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, unpledged held-to-maturity securities and fully funded loans held for sale) divided by total assets. At June 30, 2020, our liquidity ratio was 12.4%.

Our objective is to ensure adequate liquidity at all times by maintaining liquid assets, gathering deposits and arranging for secondary sources of funding. Having too little liquidity can present difficulties in meeting commitments to fund loans or honor deposit withdrawals. Having too much liquidity can result in lower income because highly liquid assets are short-term in nature and generally yield less than long-term assets. A proper balance is the goal of management and the
Board of Directors, as administered by various policies and guidelines. Our policy targets a minimum daily liquidity ratio of 11.0%.

Additional sources of liquidity available to us at June 30, 2020 included $203.3 million in remaining secured borrowing capacity with the FHLB, $127.0 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC"), unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $125.0 million, and $221.5 million in PPPLF borrowing capacity with the Federal Reserve Bank through the Discount Window.

Since March 31, 2020, there was an increase in deposit balances due to the influx of funds from government stimulus, the PPP and other government actions. The Bank anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement is received.

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

The Company suspended the stock repurchase program on March 17, 2020. During the three months ended June 30, 2020, there were no repurchases of common stock, compared to 38,411 shares of common stock repurchased at an average price of $22.34 and a total cost of $858 thousand in the three months ended March 31, 2020. Since the plan was announced, we have repurchased a total of 504,511 shares at an average price of $21.70 per share. The remaining number of shares authorized to be repurchased under this program was 695,489 shares at June 30, 2020. Suspending the stock repurchase program allows the Company to preserve capital and provide liquidity during the COVID-19 pandemic to meet the credit needs of the Company’s customers, as well as support small businesses and the local economies served by the Company through the Bank's lending and other important services.

Contractual Obligations

        The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments, at June 30, 2020.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,410,489	$1,410,489	$—	$—	$—
Time deposits	194,508	105,086	63,837	25,585	—
Borrowings	150,000	150,000	—	—	—
Paycheck Protection Program Liquidity Facility	179,125		179,125
Senior secured notes	6,500	—	6,500	—	—
Operating lease obligations	6,305	2,330	3,586	389	—
	$1,946,927	$1,667,905	$253,048	$25,974	$—

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

At June 30, 2020, we had unused loan commitments of $386.5 million, standby letters of credit of $6.9 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA equity investments of $1.4 million and $185 thousand. At December 31, 2019, we had unused loan commitments of $376.9 million, standby letters of credit of $7.6 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA investments of $1.7 million and $236 thousand.

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

At June 30, 2020, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. The Bank also opted into the CBLR framework beginning with the Call Report filed for the first quarter of 2020. At June 30, 2020, the Bank's CBLR ratio was 10.31% which exceeded all regulatory capital requirements under the CBLR framework and, accordingly, the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

Dividends

        Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. During three months ended June 30, 2020 and 2019, we declared cash dividends of $0.25 per share and $0.20 per share. During the six months ended June 30, 2020 and 2019, we declared cash dividends of $0.50 per share and $0.40 per share.

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

        Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At June 30, 2020, we were "asset sensitive".

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

        The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of June 30, 2020:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage Change from Base Case
Interest Rate Scenario	(dollars in thousands)
Up 300 basis points	$103,749	21.6%	$379,920	8.0%
Up 200 basis points	96,006	12.5%	366,168	4.1%
Up 100 basis points	89,306	4.7%	355,649	1.1%
Base	85,320	—	351,725	—
Down 100 basis points	85,268	(0.1)%	350,318	(0.4)%
Down 200 basis points	85,255	(0.1)%	351,487	(0.1)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures at June 30, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) the primary risks related to our business and securities and periodically update those risks. These risk factors were supplemented and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “2020 First Quarter Form 10-Q”) primarily to account for the risks relating to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic on our consolidated results of operations and financial condition. Provided below is an update to our risk factors as previously disclosed in the 2019 Form 10-K and as supplemented by the risk factors previously disclosed in our 2020 First Quarter Form 10-Q.

The novel Coronavirus Disease 2019 ("COVID-19") pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

Business customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over the coming months as the pandemic and economic shutdown continues. Although certain federal and state relief programs may be available to assist borrowers, not all borrowers will qualify or, even if they do qualify, there may not be sufficient funds in the program that will be available to such borrowers at the time they do qualify.

For example, the Small Business Administration’s (the “SBA”) Procedural Notice 5000-20020, Implementation of Section 1112 of the CARES Act, Subsidy for Certain Loan Payments, directs the SBA to pay 6 months of principal, interest, and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020. There is no similar program for non-SBA loans. During this six-month period ended June 30, 2020, our lending officers have reached out to borrowers who qualify for this subsidy in order to gauge the impact of the COVID pandemic on their businesses, even while payments are being made by the SBA. Although as of June 30, 2020, none of these borrowers reported closing their doors permanently or intending to do so and none have filed for bankruptcy protection, many have been operating on a limited basis compared to their operations before the crisis started.

If the COVID-19 pandemic persists and/or government relief programs become unavailable or are ineffective in curtailing the economic and business impact of the pandemic, the ability of our borrowers to timely pay interest and principal on their loans and the value of the collateral securing their obligations may be materially impacted. This, in turn, could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. These developments as a consequence of the pandemic could materially impact our business and the businesses of our customers and could have a material adverse effect on our financial results for 2020.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition is likely to deepen.

Material risks relating to our business that are enhanced due to the COVID-19 pandemic are addressed at Item 1A Risk Factors in the 2019 Form 10-K under the headings:

•Difficult economic and market conditions may adversely affect our industry.

•Disruptions in the real estate market could materially and adversely affect our business.

•We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our technology-driven products and services.

•Deteriorating credit quality has adversely impacted us in the past and may adversely impact us in the future.

•Our allowance for loan loss may not be adequate to cover actual losses.

•We have a concentration in loans secured by commercial real estate which could make us vulnerable to changes in the commercial real estate market.

•The repayment of our income property loans, consisting of non-owner occupied commercial real estate loans, may be dependent on factors outside our control or the control of our borrowers.

•Real estate construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

•We are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

•We compete against larger banks and other institutions.

•Our accounting policies and processes are critical to how we report our consolidated financial condition and consolidated results of operations. They require Management to make estimates about matters that are uncertain.

•We may be unable to, or choose not to, pay dividends on or repurchase our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents information relating to the repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2) (3)
Apr 1 - 30, 2020	1,561	$12.41	—	695,489
May 1 - 31, 2020	174	$14.10	—	695,489
Jun 1 - 30, 2020	50	$15.57	—	695,489
Total	1,785	$12.66	—
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

FIRST CHOICE BANCORP

Dated: August 10, 2020	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: August 10, 2020	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)