Form 10-Q
period 2020-09-30
First Choice Bancorp
filed 2020-11-06
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 11,706,130 shares of common stock outstanding as of November 2, 2020.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
September 30, 2020

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$23,611	$27,359
Interest-bearing deposits at other banks	157,925	134,442
Total cash and cash equivalents	181,536	161,801
Securities available-for-sale, at fair value	37,999	26,653
Securities held-to-maturity, at cost	1,680	5,056
Equity securities, at fair value	2,792	2,694
Restricted stock investments, at cost	12,999	12,986
Loans held for sale, at lower of cost or fair value	36,474	7,659
Loans held for investment	1,884,930	1,374,675
Allowance for loan losses	(18,734)	(13,522)
Loans held for investment, net	1,866,196	1,361,153
Accrued interest receivable	11,500	5,451
Premises and equipment	2,341	1,542
Servicing asset	2,368	3,202
Deferred taxes, net	6,095	6,163
Goodwill	73,425	73,425
Core deposit intangible	5,149	5,728
Other assets	15,788	16,811
TOTAL ASSETS	$2,256,342	$1,690,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$736,118	$626,569
Money market, interest checking and savings	649,613	514,366
Time deposits	174,181	172,758
Total deposits	1,559,912	1,313,693
Borrowings	150,000	90,000
Paycheck Protection Program Liquidity Facility	253,140	—
Senior secured notes	4,400	9,600
Accrued interest payable and other liabilities	16,419	15,226
Total liabilities	1,983,871	1,428,519
Commitments and contingencies - Note 10
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,705,878 at September 30, 2020 and 11,635,531 at December 31, 2019	217,680	216,398
Additional paid-in capital	2,838	3,493
Retained earnings	51,308	41,920
Accumulated other comprehensive income (loss), net	645	(6)
Total shareholders’ equity	272,471	261,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,256,342	$1,690,324

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$22,671	$21,348	$23,206	$64,799	$65,466
Interest on investment securities	180	225	208	623	659
Interest on deposits in other financial institutions	103	92	701	696	1,600
Dividends on restricted stock investments	200	179	228	624	676
Total interest and dividend income	23,154	21,844	24,343	66,742	68,401
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	382	318	1,283	1,809	3,776
Interest on time deposits	588	856	1,605	2,439	4,073
Interest on borrowings	207	197	253	780	967
Interest on Paycheck Protection Program Liquidity Facility	212	112	—	324	—
Interest on senior secured notes	39	57	176	187	531
Total interest expense	1,428	1,540	3,317	5,539	9,347
Net interest income	21,726	20,304	21,026	61,203	59,054
Provision for loan losses	1,000	2,100	700	5,800	1,600
Net interest income after provision for loan losses	20,726	18,204	20,326	55,403	57,454
NONINTEREST INCOME
Gain on sale of loans	990	—	528	1,367	2,727
Service charges and fees on deposit accounts	495	447	475	1,497	1,579
Net servicing fees (expense)	228	(9)	242	443	763
Other income	230	617	428	1,106	1,048
Total noninterest income	1,943	1,055	1,673	4,413	6,117
NONINTEREST EXPENSE
Salaries and employee benefits	7,126	6,386	6,472	20,742	19,552
Occupancy and equipment	1,137	1,108	1,097	3,308	3,513
Data processing	955	874	718	2,636	1,961
Professional fees	492	450	392	1,413	1,237
Office, postage and telecommunications	274	289	253	821	780
Deposit insurance and regulatory assessments	386	198	30	645	345
Loan related	59	226	244	560	529
Customer service related	81	328	437	781	1,187
Amortization of core deposit intangible	193	193	197	579	590
Other expenses	825	1,048	811	2,662	2,262
Total noninterest expense	11,528	11,100	10,651	34,147	31,956
Income before taxes	11,141	8,159	11,348	25,669	31,615
Income taxes	3,260	2,429	3,277	7,512	9,725
Net income	$7,881	$5,730	$8,071	$18,157	$21,890
Net income per share:
Basic	$0.67	$0.49	$0.69	$1.55	$1.87
Diluted	$0.67	$0.49	$0.68	$1.55	$1.85
Weighted-average common shares outstanding:
Basic	11,573,138	11,564,965	11,584,955	11,565,398	11,605,687
Diluted	11,612,270	11,606,280	11,659,146	11,616,839	11,714,020

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Net income	$7,881	$5,730	$8,071	$18,157	$21,890
Other comprehensive income:
Unrealized gain on investment securities:
Change in net unrealized gain on available-for-sale securities	8	389	177	924	1,050
Income tax expense:
Change in net unrealized gain on available-for-sale securities	(2)	(115)	(52)	(273)	(311)
Total other comprehensive income	6	274	125	651	739
Total comprehensive net income	$7,887	$6,004	$8,196	$18,808	$22,629

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Three Months Ended September 30, 2020
Balance at June 30, 2020	11,697,766	$217,420	$2,538	$46,352	$639	$266,949
Net income	—	—	—	7,881	—	7,881
Stock-based compensation	—	—	525	—	—	525
Cash dividends ($0.25 per share)	—	—	—	(2,925)	—	(2,925)
Exercise of stock options	8,686	237	(195)	—	—	42
Issuance of restricted shares, net of forfeiture	(140)	—	—	—	—	—
Vesting of restricted shares	—	30	(30)	—	—	—
Repurchase of shares from restricted shares vesting	(434)	(7)	—	—	—	(7)
Other comprehensive income, net of taxes	—	—	—	—	6	6
Balance at September 30, 2020	11,705,878	$217,680	$2,838	$51,308	$645	$272,471

Three Months Ended September 30, 2019
Balance at June 30, 2019	11,737,441	$218,532	$2,588	$33,086	$(85)	$254,121
Net income	—	—	—	8,071	—	8,071
Stock-based compensation	—	—	527	—	—	527
Cash dividends ($0.20 per share)	—	—	—	(2,292)	—	(2,292)
Exercise of stock options	2,512	52	(23)	—	—	29
Issuance of restricted shares, net of forfeiture	129	—	—	—	—	—
Vesting of restricted shares	—	119	(119)	—	—	—
Common stock repurchased under stock repurchase program	(87,500)	(1,911)	—	—	—	(1,911)
Other comprehensive income, net of taxes	—	—	—	—	125	125
Balance at September 30, 2019	11,652,582	$216,792	$2,973	$38,865	$40	$258,670

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Nine Months Ended September 30, 2020
Balance at December 31, 2019	11,635,531	$216,398	$3,493	$41,920	$(6)	$261,805
Net income	—	—	—	18,157	—	18,157
Stock-based compensation	—	—	1,524	3	—	1,527
Cash dividends ($0.75 per share)	—	—	—	(8,772)	—	(8,772)
Exercise of stock options	17,648	402	(275)	—	—	127
Issuance of restricted shares, net of forfeiture	98,811	—	—	—	—	—
Vesting of restricted shares	—	1,904	(1,904)	—	—	—
Repurchase of shares from restricted shares vesting	(7,701)	(166)	—	—	—	(166)
Common stock repurchased under stock repurchase program	(38,411)	(858)	—	—	—	(858)
Other comprehensive income, net of taxes	—	—	—	—	651	651
Balance at September 30, 2020	11,705,878	$217,680	$2,838	$51,308	$645	$272,471

Nine Months Ended September 30, 2019
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	21,890	—	21,890
Stock-based compensation	—	—	1,493	3	—	1,496
Cash dividends ($0.60 per share)	—	—	—	(7,013)	—	(7,013)
Exercise of stock options	244,249	6,863	(4,275)	—	—	2,588
Issuance of restricted shares, net of forfeiture	103,537	—	—	—	—	—
Vesting of restricted shares	—	1,406	(1,406)	—	—	—
Repurchase of shares from restricted shares vesting	(5,008)	—	(108)	—	—	(108)
Common stock repurchased under stock repurchase program	(416,270)	(8,991)	—	—	—	(8,991)
Other comprehensive income, net of taxes	—	—	—	—	739	739
Balance at September 30, 2019	11,652,582	$216,792	$2,973	$38,865	$40	$258,670

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$18,157	$21,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,375	1,231
Amortization of premiums of investment securities	170	129
Amortization of servicing asset	1,013	699
Provision for loan losses	5,800	1,600
Provision for losses - unfunded commitments	300	—
Gain on sale of loans	(1,367)	(2,727)
Impairment charges of fixed assets and right-of-use assets	—	400
Loans originated for sale	(103,084)	(28,626)
Proceeds from loans originated for sale	76,715	47,364
Accretion of net discounts and deferred loan fees, net	(6,039)	(5,304)
Change in fair value of equity securities	(48)	(88)
Deferred income taxes	(205)	1,958
Stock-based compensation	1,527	1,496
Appreciation of Bank Owned Life Insurance	(83)	(80)
Net decrease in other items, net	(4,029)	(796)
Net cash (used in) provided by operating activities	(9,798)	39,146
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	7,398	3,132
Proceeds from maturities and paydown of securities held-to-maturity	3,379	244
Purchase of securities available-for-sale	(17,993)	—
Net increase in loans held-for-investment	(505,907)	(61,428)
Purchase of restricted stock investments	(13)	(115)
Purchase of equity and qualified CRA investments	(675)	(388)
Proceeds from disposal of premises and equipment	31	—
Purchases of premises and equipment	(1,177)	(679)
Net cash used in investing activities	(514,957)	(59,234)
FINANCING ACTIVITIES
Net increase in deposits	246,219	87,199
Net increase in short-term borrowings	60,000	(104,998)
Proceeds from long-term borrowings	—	30,000
Proceeds from Paycheck Protection Program Liquidity Facility	253,140	—
(Decrease) increase in senior secured notes	(5,200)	4,650
Cash dividends paid	(8,772)	(7,013)
Repurchase of shares	(1,024)	(9,099)
Proceeds from exercise of stock options	127	2,588
Net cash provided by financing activities	544,490	3,327
Net increase in cash and cash equivalents	19,735	(16,761)
Cash and cash equivalents, beginning of period	161,801	197,376
Cash and cash equivalents, end of period	$181,536	$180,615

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$5,325	$9,173
Taxes paid	$6,372	$8,013
Noncash investing and financing activities:
Transfers of loans to (from) held for investment from (to) held for sale	$933	$(51)
Transfers of loans to foreclosed assets	$602	$—
Servicing rights asset recognized	$179	$883
Initial recognition of operating lease right-of-use assets	$—	$6,022
Initial recognition of operating lease liabilities	$—	$6,141

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

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

    As a California-chartered member bank, the Bank is primarily regulated by the California Department of Financial Protection and Innovation (the “DFPI”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”).

First Choice Bancorp's stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of First Choice Bancorp, and its wholly-owned subsidiary, First Choice Bank, and the Bank's wholly-owned subsidiary, PCB Real Estate Holdings, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary to a fair presentation of the results for the interim periods presented have been included. Unaudited interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. These unaudited interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The December 31, 2019 condensed consolidated balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

On April 7, 2020, the federal banking agencies issued a revised joint statement, entitled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus ("Revised Statement"). The Revised Statement clarifies the accounting treatment of loan modifications under Section 4013 of the CARES Act or in accordance with ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors (“ASC Subtopic 310-40”). To be an eligible loan under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020 (applicable period). Financial institutions that account for loans under Section 4013 are not required to apply ASC Subtopic 310-40 to these loans for the term of the loan modification and will not have to report these loans as TDRs in regulatory reports.

In addition, the joint interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payments that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

For loan modifications that do not qualify for treatment under Section 4013 or ASC Subtopic 310-40, as clarified by the Revised Statement, financial institutions will be required to comply with existing accounting policies to determine whether the modification should be accounted for as a TDR.

The Company's initial loan deferral program provided a deferral of principal and/or interest-only payments for periods not exceeding 90-days for all loans that qualify under Section 4013 of the CARES Act. Loans qualifying for deferral under this program continue to accrue interest during the deferral period and are not reported as past due loans or TDRs for the term of the deferral period. At the end of the deferral period, borrowers will be required to resume making regularly scheduled loan payments and the loans will be re-amortized over the remaining term. All payments received will be applied first to interest payments that were deferred during the deferral period, and then to interest and principal as provided under the terms of the loan. The Company may grant an extension of an additional 90-day deferment. The accrued interest will be reviewed to determine if a reserve for uncollectible interest is required.

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

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL." This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company qualifies as a "smaller reporting company" under the regulations of the SEC. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. The Company is considering early adoption of ASU 2016-13 on January 1, 2021. Management has a cross functional committee in place to oversee the project, has selected a software to implement the new guidance using peer historical loss data, has engaged an existing third-party service provider to assist in implementation and has subscribed to a third-party application vendor for economic forecasts. The Company has completed data gap analyses, developed initial modeling assumptions, and run a high level sensitivity analysis. The Company expects to complete parallel calculations, testing, and further sensitivity analysis in the fourth quarter of 2020. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years after December, 31, 2020. The Company plans to adopt this guidance on January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact to the Company's consolidated financial statements.

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

NOTE 2.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent to either hold them to maturity or make them available for sale. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at September 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$2,679	$27	$—	$2,706
Mortgage-backed securities	6,040	117	—	6,157
Collateralized mortgage obligations	20,611	353	(56)	20,908
SBA pools	7,754	474	—	8,228
	$37,084	$971	$(56)	$37,999

Securities held-to-maturity:
Mortgage-backed securities	$1,680	$121	$—	$1,801
	$1,680	$121	$—	$1,801

December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$7,480	$20	$(69)	$7,431
Collateralized mortgage obligations	10,571	52	(25)	10,598
SBA pools	8,610	58	(44)	8,624
	$26,661	$130	$(138)	$26,653

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$9	$—	$3,351
Mortgage-backed securities	1,714	27	(15)	1,726
	$5,056	$36	$(15)	$5,077

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at September 30, 2020, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years (1)	1,680	1,801	37,084	37,999
	$1,680	$1,801	$37,084	$37,999
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "Due after ten years" category.

    At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were $5.0 million in purchases of investment securities available-for-sale and $295 thousand in calls of U.S. Government and agency securities available-for-sale during the three months ended September 30, 2020. There were no sales and maturities of any investment securities held-to-maturity during the three months ended September 30, 2020. There were no purchases, sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the three months ended June 30, 2020 and September 30, 2019.

There were $18.0 million in purchases of investment securities available-for-sale, $295 thousand in calls of U.S. Government and agency securities available-for-sale and $3.4 million in calls of U.S. Government and agency securities held-to-maturity during the nine months ended September 30, 2020. There were no purchases, sales and maturities or calls of any investment securities available-for-sale or held-to-maturity during the nine months ended September 30, 2019. At September 30, 2020 securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as discussed in Note 8 – Borrowing Arrangements.

As of September 30, 2020 and December 31, 2019, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
September 30, 2020	(dollars in thousands)
Securities available-for-sale:
Collateralized mortgage obligations	$(56)	$4,042	$—	$—	$(56)	$4,042
	$(56)	$4,042	$—	$—	$(56)	$4,042
Securities held-to-maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(69)	$6,271	$(69)	$6,271
Collateralized mortgage obligations	(2)	1,342	(23)	1,288	(25)	2,630
SBA pools	(44)	3,043	—	—	(44)	3,043
	$(46)	$4,385	$(92)	$7,559	$(138)	$11,944
Securities held-to-maturity:
Mortgage-backed securities	$—	$—	$(15)	$790	$(15)	$790
	$—	$—	$(15)	$790	$(15)	$790

    At September 30, 2020, the Company had two investment securities available-for-sale in an unrealized loss position with total unrealized losses of $56 thousand. Such unrealized losses on these investment securities have not been recognized into income. The Company does not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, the decline in fair value is largely due to changes in interest rates, and management does not intend to sell these securities nor is it more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Equity Securities with a Readily Determinable Fair Value

    At September 30, 2020 and December 31, 2019, equity securities with a readily determinable fair value of $2.8 million and $2.7 million were represented by a mutual fund investment consisting of high-quality debt securities and other debt instruments supporting domestic affordable housing and community development. The Company recognized net losses of $6 thousand, and net gains of $12 thousand and $15 thousand related to changes in fair value during the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively, all of which related to equity securities held during those periods. During the nine months ended September 30, 2020 and 2019, the Company recognized net gains of $48 thousand and $88 thousand related to changes in fair value.

Restricted Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At September 30, 2020 and December 31, 2019, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the nine months ended September 30, 2020 and 2019, there were no required purchases of FHLB stock. The Company evaluated the carrying value of our FHLB stock investment at September 30, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

    As a member of the Federal Reserve Bank of San Francisco, the Bank owned $6.9 million of Federal Reserve stock, which is carried at cost, at September 30, 2020 and December 31, 2019. There were no required purchases of Federal Reserve stock during the three months ended September 30, 2020. The Company purchased $13 thousand of Federal Reserve stock during the nine months ended September 30, 2020. The Bank purchased $43 thousand and $117 thousand of Federal Reserve stock during the three and nine months ended September 30, 2019. The Company evaluated the carrying value of our Federal Reserve stock investment at September 30, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Other Equity Securities Without A Readily Determinable Fair Value

    The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") which totaled $1.0 million at September 30, 2020 and December 31, 2019 and are reported in other assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2020 and 2019, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.

The Company has an investment in Class A common stock of Clearinghouse Community Development Financial Institution ("CDFI") totaling $500 thousand at September 30, 2020 and December 31, 2019. Clearinghouse CDFI is a for-profit institution that is committed to provide economic opportunities and to improve the quality of life for low-income individuals and to improve the communities through innovative and affordable financing. The purpose of this investment, first and foremost, aligns with our mission statement as a community bank to help the underserved people in our communities, while achieving a satisfactory return on capital. Additionally, this investment provides the Bank with Community Reinvestment Act ("CRA") investment credits. This equity security is recorded at cost and is included in other assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2020 and 2019, the Company did not purchase additional securities. At September 30, 2020, the Company evaluated the carrying value of this equity security and determined that it was not impaired, and no loss was recognized related to changes in the fair value.

Qualified Affordable Housing Project Investments

The Company also has commitments and investments in two partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. These investments are recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is recognized as part of income tax expense in the condensed consolidated statements of income. Total estimated tax credits allocated and proportional amortization expense recognized were $22 thousand and $21 thousand for the three months ended September 30, 2020. Total estimated tax credits allocated and proportional amortization expense recognized were $65 thousand and $54 thousand for the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, the net LIHTC investment totaled $687 thousand and $236 thousand. During the three and nine months ended September 30, 2020, the Company made capital contributions of $153 thousand and $504 thousand. There were $204 thousand in capital contributions during the three and nine months ended September 30, 2019. At September 30, 2020, the Company evaluated the carrying value of these securities and determined they were not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3.    LOANS

The Company's loan portfolio consists primarily of loans to borrowers within our principal market area of Los Angeles, Orange and San Diego Counties, California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company also originates SBA loans either for sale to institutional investors or to hold in the loan portfolio. Loans identified as held for sale are carried at the lower of their net carrying value or market value and separately designated as such in the condensed consolidated financial statements. A portion of the Company's revenues are from origination and servicing of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

Beginning in April of 2020, the Company participated in the Paycheck Protection Program ("PPP"), administrated by the SBA, in assisting borrowers with additional liquidity. PPP loans are 100% guaranteed by the SBA and carry a fixed rate of 1.00% with a two-year contractual maturity (loans originated before June 5, 2020) or five years (loans originated on or after June 5, 2020), if not forgiven. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans. Under the Flexibility Act, as clarified by the SBA in an October 7, 2020 update, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. In addition, the Flexibility Act, increased the period during which PPP loan proceeds are to be used for purposes that would qualify the loan for forgiveness (the “covered period”) from 8 weeks to 24 weeks, at the borrower’s election, for PPP loans made prior to June 5, 2020, and set the covered period for loans made after June 5, 2020 at 24 weeks from funding. Under the Flexibility Act, PPP borrowers are not required to make any payments of principal or interest on their PPP loan before the date on which SBA remits the loan forgiveness amount to the Company (or notifies the Company that no loan forgiveness is allowed) and, although PPP borrowers may submit an application for loan forgiveness at any time prior to the maturity date, if PPP borrowers do not submit a loan forgiveness application within 10 months after the end of their covered period, such borrowers will be required to begin paying principal and interest after that period.

At loan origination, the Company was paid a processing fee from the SBA ranging from 1% to 5% based on the loan size. At September 30, 2020, PPP loans, net of unearned fees of $9.9 million, totaled $390.2 million. The unearned fees are being accreted to interest income based on the two-year contractual maturity. The SBA did not act on any PPP loan forgiveness applications in the third quarter of 2020 and, accordingly, no PPP loans were forgiven in the quarter. The SBA has commenced making determinations as to PPP forgiveness applications in the fourth quarter of 2020 and, the Company anticipates that the SBA will continue reviewing and making determinations with respect to forgiveness applications, at which point the recognition of fee income will be accelerated. On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At September 30, 2020, the Company had $253.1 million in borrowings under the PPPLF with a fixed rate of 0.35% which were collateralized by PPP loans. See Note 8 –Borrowing Arrangements for additional information regarding the PPPLF.

The Company participates in the Main Street Lending Program to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Company originates loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sells a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the three months ended September 30, 2020, the Company originated Main Street loans totaling $69.8 million in principal and sold participation interest totaling $66.3 million to the Main Street SPV, resulting in a gain of $486 thousand.

As of September 30, 2020, the Company had pledged $1.64 billion of loans with the FHLB under a blanket lien, of which $860.3 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $203.1 million were pledged as collateral under a secured borrowing arrangement with the

Federal Reserve. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

    The loans held for investment portfolio includes originated and acquired loans. The acquired loans includes: (i) loans that were not credit impaired on the date of acquisition ("Non-PCI"); and (ii) purchased credit impaired ("PCI") loans, which are defined as loans with evidence of credit deterioration since their originations and for which it is probable that collection of all contractually required payments are unlikely as of the acquisition date. The following table presents loans held for investment, net, by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Construction and land development	$215,109	$249,504
Real estate:
Residential	30,067	43,736
Commercial real estate - owner occupied	159,603	171,595
Commercial real estate - non-owner occupied	528,201	423,823
Commercial and industrial	361,170	309,011
SBA loans (1)	602,407	177,633
Consumer	8	430
Loans held for investment, net of discounts (2)	1,896,565	1,375,732
Net deferred origination fees (1)	(11,635)	(1,057)
Loans held for investment	1,884,930	1,374,675
Allowance for loan losses	(18,734)	(13,522)
Loans held for investment, net	$1,866,196	$1,361,153
(1) Includes PPP loans with total outstanding principal of $400.1 million and net unearned fees of $9.9 million at September 30, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $792 thousand and $1.1 million at September 30, 2020 and December 31, 2019.

The following table presents the components of loans held for investment at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Gross loans(1)	$1,904,019	$1,385,142
Unamortized net discounts(2)	(7,454)	(9,410)
Net unamortized deferred origination fees(3)	(11,635)	(1,057)
Loans held for investment	$1,884,930	$1,374,675
(1) Gross loans include PPP loans of $400.1 million at September 30, 2020 and the net carrying value of PCI loans of $792 thousand and $1.1 million at September 30, 2020 and December 31, 2019.
(2) Unamortized net discounts include discounts related to the retained portion of SBA loans and Main Street loans and net discounts on acquired loans. At September 30, 2020, unamortized net discounts include $4.3 million associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 4.1 years. At December 31, 2019, unamortized net discounts on acquired loans associated with the PCB acquisition totaled $6.0 million.
(3) Net unamortized deferred origination fees include $9.9 million for PPP loans at September 30, 2020.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$17,822	$12,053	$13,522	$11,056
Provision for loan losses (1)	1,000	700	5,800	1,600
Charge-offs	(194)	(437)	(772)	(561)
Recoveries	106	24	184	245
Net charge-offs	(88)	(413)	(588)	(316)
Balance, end of period	$18,734	$12,340	$18,734	$12,340
(1) No provision for loan losses on PPP loans was recognized for the three and nine months ended at September 30, 2020 as these loans are 100% guaranteed by the SBA under the program.

The following tables present the activity in the allowance for loan losses, the composition of the period end allowance, and the loans evaluated for impairment by loan class for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2020	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822
Provision for (reversal of) loan losses	(100)	(86)	(85)	233	745	293	—	1,000
Charge-offs	—	—	—	—	(194)	—	—	(194)
Recoveries	—	—	—	—	106	—	—	106
Net charge-offs	—	—	—	—	(88)	—	—	(88)
Balance, September 30, 2020	$2,370	$275	$1,280	$5,580	$6,264	$2,965	$—	$18,734
Reserves:
Specific	$—	$—	$—	$165	$—	$377	$—	$542
General	2,370	275	1,280	5,415	6,264	2,588	—	18,192
	$2,370	$275	$1,280	$5,580	$6,264	$2,965	$—	$18,734
Loans evaluated for impairment:
Individually	$—	$259	$1,312	$6,286	$183	$5,271	$—	$13,311
Collectively	215,109	29,808	158,196	521,915	360,710	596,716	8	1,882,462
PCI loans	—	—	95	—	277	420	—	792
	$215,109	$30,067	$159,603	$528,201	$361,170	$602,407	$8	$1,896,565

	Nine Months Ended September 30, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses	20	(17)	362	2,506	2,273	658	(2)	5,800
Charge-offs	—	—	—	—	(326)	(446)	—	(772)
Recoveries	—	—	—	—	172	12	—	184
Net charge-offs	—	—	—	—	(154)	(434)	—	(588)
Balance, September 30, 2020	$2,370	$275	$1,280	$5,580	$6,264	$2,965	$—	$18,734

	Three Months Ended June 30, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2020	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Provision for (reversal of) loan losses	(28)	28	521	1,216	223	143	(3)	2,100
Charge-offs	—	—	—	—	(125)	(425)	—	(550)
Recoveries	—	—	—	—	54	—	—	54
Net charge-offs	—	—	—	—	(71)	(425)	—	(496)
Balance, June 30, 2020	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822
Reserves:
Specific	$—	$—	$—	$188	$—	$348	$—	$536
General	2,470	361	1,365	5,159	5,607	2,324	—	17,286
	$2,470	$361	$1,365	$5,347	$5,607	$2,672	$—	$17,822
Loans evaluated for impairment:
Individually	$—	$—	$1,515	$1,339	$185	$5,428	$—	$8,467
Collectively	218,226	39,145	160,890	501,354	334,751	580,959	34	1,835,359
PCI loans	—	—	103	—	475	433	—	1,011
	$218,226	$39,145	$162,508	$502,693	$335,411	$586,820	$34	$1,844,837

	Three Months Ended September 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2019	$1,892	$379	$905	$2,587	$4,502	$1,788	$—	$12,053
Provision for (reversal of) loan losses	247	(47)	(107)	(179)	384	399	3	700
Charge-offs	—	—	—	—	(437)	—	—	(437)
Recoveries	—	—	—	—	24	—	—	24
Net charge-offs	—	—	—	—	(413)	—	—	(413)
Balance, September 30, 2019	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340
Reserves:
Specific	$—	$—	$—	$—	$—	$624	$—	$624
General	2,139	332	798	2,408	4,473	1,563	3	11,716
	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340
Loans evaluated for impairment:
Individually	$—	$—	$—	$—	$730	$7,002	$—	$7,732
Collectively	221,857	48,896	171,250	401,710	309,969	154,042	424	1,308,148
PCI loans	—	—	110	—	506	564	—	1,180
	$221,857	$48,896	$171,360	$401,710	$311,205	$161,608	$424	$1,317,060

	Nine Months Ended September 30, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	418	(90)	64	(278)	1,292	191	3	1,600
Charge-offs	—	—	—	—	(561)	—	—	(561)
Recoveries	—	—	—	—	56	189	—	245
Net (charge-off) recoveries	—	—	—	—	(505)	189	—	(316)
Balance, September 30, 2019	$2,139	$332	$798	$2,408	$4,473	$2,187	$3	$12,340

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

The following tables present loans held for investment, net of discounts by loan class and risk category, excluding PCI loans, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$215,109	$—	$—	$215,109
Real estate:
Residential	29,808	—	259	30,067
Commercial real estate - owner occupied	158,072	—	1,436	159,508
Commercial real estate - non-owner occupied	521,212	—	6,989	528,201
Commercial and industrial	359,800	—	1,093	360,893
SBA loans	593,776	—	8,211	601,987
Consumer	8	—	—	8
	$1,877,785	$—	$17,988	$1,895,773
(1)At September 30, 2020, substandard loans included $13.0 million of impaired loans. There were no loans classified as special mention, doubtful or loss at September 30, 2020.

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

    The following tables present past due and nonaccrual loans, net of discounts by loan class, excluding PCI loans, at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	—	—	—	259
Commercial real estate - owner occupied	—	—	—	1,312
Commercial real estate - non-owner occupied	—	—	—	6,286
Commercial and industrial	3	—	—	183
SBA loans	1,117	113	—	4,951
Consumer	—	—	—	—
Total	$1,120	$113	$—	$12,991

	December 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Construction and land development	$—	$—	$—	$—
Real estate:
Residential	1,471	290	—	—
Commercial real estate - owner occupied	—	—	—	3,049
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	4	2	—	229
SBA loans	—	—	—	6,619
Total	$1,475	$292	$—	$11,265

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts, premiums and interest applied to principal on nonaccrual loans, if any.

The following tables present impaired loans, excluding PCI loans, by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Residential	$259	$259	$259	$—	$—
Commercial real estate - owner occupied	1,363	1,312	1,312	—	—
Commercial real estate - non-owner occupied	6,329	6,286	5,004	1,282	165
Commercial and industrial	183	183	183	—	—
SBA loans	5,598	5,271	3,718	1,553	377
Total	$13,732	$13,311	$10,476	$2,835	$542
(1)Includes TDRs on accrual of $320 thousand.

	December 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,132	$3,049	$3,049	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	229	229	229	—	—
SBA loans	7,344	6,940	4,750	2,190	939
Total	$12,116	$11,586	$8,028	$3,558	$1,154
(1)    Includes TDRs on accrual of $321 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the periods indicated:

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$263	$—	$133	$3	$—	$—
Commercial real estate - owner occupied	1,413	—	1,550	—	—	—
Commercial real estate - non-owner occupied	3,813	—	1,361	—	—	—
Commercial and industrial	184	—	185	—	732	—
SBA loans	5,350	6	6,074	6	4,179	54
Total	$11,023	$6	$9,303	$9	$4,911	$54

	Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$131	$3	$—	$—
Commercial real estate - owner occupied	1,855	—	—	—
Commercial real estate - non-owner occupied	3,018	—	—	—
Commercial and industrial	188	—	304	—
SBA loans	6,030	19	2,563	71
Total	$11,222	$22	$2,867	$71

At September 30, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $464 thousand and $479 thousand. There were no specific reserves allocated for these loans and the Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at September 30, 2020.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, there were no new loan modifications resulting in TDRs. During the nine months ended September 30, 2020 and September 30, 2019, there were no new loan modifications resulting in TDRs.

During the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, there was one loan in each period totaling $81 thousand, $85 thousand and $92 thousand modified as a TDR for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2020 and September 30, 2019, there was one loan in each period totaling $81 thousand and $92 thousand modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID-Related Loan Deferments

At September 30, 2020, the Company had 12 non-PPP loans totaling $37 million on payment deferral for COVID-19 related reasons, down from $626 million at June 30, 2020. Over 97% of loans that were granted a deferral have resumed making regular, contractually agreed-upon payments or were paid off. As a part of the CARES Act, the SBA is paying six months of principal, interest and associated fees for borrowers with current SBA 7(a) loans that were disbursed prior to September 27, 2020. At September 30, 2020, the Company had 193 SBA loans with balances totaling $73 million having payments made by the SBA under that SBA debt relief program. One deferred payment loan of $113 thousand was reported as past due, two loans totaling $5 million were reported as nonaccrual and none are reported as troubled debt restructurings ("TDRs") under Section 4013 of the CARES Act.

Loans Held for Sale

At September 30, 2020 and December 31, 2019, loans held for sale consisted of SBA 7(a) loans and totaled $36.5 million and $7.7 million. The Company accounts for loans held for sale at the lower of carrying value or fair value. The fair value of loans held for sale totaled $39.3 million and $8.4 million at September 30, 2020 and December 31, 2019.

NOTE 4.    OTHER REAL ESTATE OWNED AND OTHER FORECLOSED ASSETS

Other real estate owned and other assets ("OREO") acquired by foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated selling costs at the date of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. At September 30, 2020, there was no other real estate owned and other foreclosed assets. In the third quarter of 2020, the Company sold all of its foreclosed assets at a gain of $2 thousand. There was a net gain on sale of the foreclosed assets and transfer of loan collateral to foreclosed assets of $2 thousand and $155 thousand included in other income in the condensed consolidated statements of income for the three and nine months ended September 30, 2020. There were no provisions and reserves for OREO recorded for the three and nine months ended September 30, 2020 and 2019.

NOTE 5.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $327.4 million and $278.6 million at September 30, 2020 and December 31, 2019. This includes SBA loans serviced for others of $196.6 million at September 30, 2020 and $214.8 million at December 31, 2019 for which there is a related servicing asset of $2.4 million and $3.2 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions and Main Street SPV of $130.8 million and $63.8 million at September 30, 2020 and December 31, 2019 for which there is no related servicing asset.

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

    The servicing asset activity includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$2,516	$3,482	$3,202	$3,186
Additions	111	170	179	883
Amortization	(259)	(282)	(1,013)	(699)
Balance, end of period	$2,368	$3,370	$2,368	$3,370

The fair value of the servicing asset for SBA loans is measured quarterly and was $3.1 million and $3.2 million as of September 30, 2020 and December 31, 2019. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2020 included discount rates, ranging from 0.7% to 49.4%, and a weighted average prepayment speed assumption of 21.5%.

The following table summarizes the estimated change in the value of servicing assets as of September 30, 2020 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(198)
Prepayment speeds	+20%	(373)
Discount rate	+1%	(81)
Discount rate	+2%	(158)

During the three months ended September 30, 2020 and 2019, SBA loans sold totaled $6.2 million and $9.7 million resulting in total gains on sale of SBA loans of $504 thousand and $528 thousand. During the nine months ended September 30, 2020 and 2019, SBA loans sold totaled $9.6 million and $44.7 million resulting in total gains on sale of SBA loans of $881 thousand and $2.7 million.

Net servicing (costs) fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $228 thousand and $242 thousand for the three months ended September 30, 2020 and 2019 including contractually specified servicing fees of $487 thousand and $524 thousand, offset by the amortization indicated in the table above. Net servicing fees totaled $443 thousand and $763 thousand for the nine months ended September 30, 2020 and 2019, including contractually specified servicing fees of $1.5 million and $1.5 million, offset by the amortization indicated in the table above.

Under the Main Street Lending Program, the Company originates loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sells a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the three months ended September 30, 2020, the Company originated Main Street loans totaling $69.8 million in principal amount and sold participation interest totaling $66.3 million to the Main Street SPV, resulting in a gain on sale of $486 thousand. The SPV will pay the Company a servicing fee of 0.25% per annum of the participation interest. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide Enhanced Reporting Services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore, no servicing asset or liability was recorded at the time of sale.

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS

    In connection with the acquisition of Pacific Commerce Bancorp ("PCB"), the Company recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first nine months of 2020, the Company evaluated goodwill for impairment at September 30, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) recent acquisition price-to-tangible book multiples were applied to the Company's tangible book value to compute the estimated fair value; and (ii) an “average price to last twelve month earnings” market multiple was applied to: (i) actual earnings and (ii) forecasted fiscal year 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2020 and 2019, the Company recognized the CDI amortization indicated in the table below.

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$6,908	$6,908	$6,908
Additions	—	—	—	—
Gross balance, end of period	$6,908	$6,908	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(1,566)	(725)	(1,180)	(332)
Amortization	(193)	(197)	(579)	(590)
Balance, end of period	$(1,759)	$(922)	$(1,759)	$(922)
Net core deposit intangible, end of period	$5,149	$5,986	$5,149	$5,986

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ending December 31,	(dollars in thousands)
Remainder of 2020	$193
2021	753
2022	732
2023	707
2024	678
Thereafter	2,086
$5,149
NOTE 7.    DEPOSITS

The ten largest depositor relationships accounted for approximately 27% of total deposits at September 30, 2020 and 28% at December 31, 2019.

Brokered non-maturity deposits totaled $118.7 million and $48.1 million at September 30, 2020 and December 31, 2019. Brokered time deposits totaled $101.3 million and $50.4 million at September 30, 2020 and December 31, 2019.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $30.6 million and $61.7 million as of September 30, 2020 and December 31, 2019. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. Total collateralized deposits, including the deposits of State of California and other public agencies, were $46.5 million at September 30, 2020 and were collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 8 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 8.    BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

    At September 30, 2020, the Bank had a secured line of credit of $407.1 million from the FHLB, of which $186.1 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2020, the Bank had pledged $1.64 billion of loans under the blanket lien, including PPP loans, of which $860.3 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement.

At September 30, 2020, the Bank also participated in the FHLB San Francisco's new Recovery Advance loan program for $10 million at zero percent interest with maturity dates in November 2020 and May 2021. The following table shows the interest rates and maturity dates of FHLB advances at periods indicated:

	September 30, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	11/19/2020	$—	—%	—
Recovery advance	5,000	—%	5/19/2021	—	—%	—
Term and fixed-rate advance	30,000	0.22%	11/27/2020	60,000	1.72%	3/20/2020
Term and fixed-rate advance	50,000	0.19%	2/26/2021	—	—%	—
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%	—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$150,000	0.54%		$90,000	1.79%

    In addition, at September 30, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

The average outstanding balance of total FHLB borrowings was $152.7 million and $48.3 million with an average interest rate of 0.54% and 2.08% for the three months ended September 30, 2020 and 2019. The average balance of total FHLB borrowings was $129.4 million and $53.1 million with an average interest rate of 0.80% and 2.39% for the nine months ended September 30, 2020 and 2019.

Federal Reserve Bank Secured Line of Credit

    At September 30, 2020, the Bank had a secured line of credit of $138.2 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At September 30, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $203.1 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three and nine months ended September 30, 2020 and there were no borrowings at December 31, 2019.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. At September 30, 2020, the Bank had $253.1 million in borrowings under the PPPLF which were collateralized by PPP loans.

The average outstanding borrowings were $240.6 million and $123.1 million during the three and nine months ended September 30, 2020.

Federal Funds Unsecured Lines of Credit

    The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three and nine months ended September 30, 2020 and there were no borrowings at December 31, 2019.

Senior Secured Notes

    The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At September 30, 2020, the outstanding balance under this secured line of credit totaled $4.4 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $4.6 million and $12.3 million with an average interest rate of 3.36% and 5.69% for the three months ended September 30, 2020 and 2019, respectively. The average outstanding borrowings under this facility totaled $6.5 million and $12.2 million with an average interest rate of 3.87% and 5.82% for the nine months ended September 30, 2020 and 2019. At September 30, 2020, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $20.6 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 9.    INCOME TAXES

    The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $68 thousand during the nine months ended September 30, 2020 as a result of changes to temporary differences and the reversal of interest accrued related to unrecognized tax benefits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at September 30, 2020.

    For the three months ended September 30, 2020 and 2019, income tax expense was $3.3 million and $3.3 million, resulting in an effective income tax rate of 29.3% and 28.9%. For the nine months ended September 30, 2020 and 2019, income tax expense was $7.5 million and $9.7 million, resulting in an effective income tax rate of 29.3% and 30.8%. Our effective tax rate varies from the statutory rate of 29.6% during the three and nine months ended September 30, 2020 and September 30, 2019 due to the tax effect of stock-based compensation.

     The Company is subject to federal income and California franchise tax. At September 30, 2020, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2015. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2014. The Company is currently not under examination in any taxing jurisdiction.

There were no unrecognized tax benefits at September 30, 2020 due to the expiration of the statute of limitations for the assessment of taxes. There were $113 thousand of unrecognized tax benefits at December 31, 2019, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at September 30, 2020 and December 31, 2019.

There were no interest and penalties related to unrecognized tax benefits in income tax expense at September 30, 2020. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, and had accrued $19 thousand of interest at December 31, 2019. No amounts for penalties were accrued at September 30, 2020 and December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, the Company had the following outstanding financial commitments whose contractual amounts represent credit risk:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Commitments to extend credit	$383,666	$376,879
Standby letters of credit	7,210	7,616
Commitments to contribute capital to low income housing projects	2,234	1,738
Commitments to contribute capital to other CRA equity investments	61	236
Total	$393,171	$386,469

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the commitments to extend credit and standby letters of credit are secured by real estate. The Company did not recognize any provision for unfunded loan commitments for the three months ended September 30, 2020 and 2019. The provision for unfunded loan commitments is included in "other expense" in the condensed consolidated statements of income and was $300 thousand for the nine months ended September 30, 2020; there was no provision for unfunded loan commitments recognized for the nine months ended September 30, 2019. The reserve for unfunded commitments was $1.5 million and $1.2 million at September 30, 2020 and December 31, 2019. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

The Company committed to invest in two partnerships that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, the Company invested in other CRA investments such as the

Small Business Investment Company ("SBIC") program. At September 30, 2020 and December 31, 2019, the Company had unfunded commitments to contribute capital to LIHTC investments and other CRA investments totaling $2.3 million and $2.0 million.

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

NOTE 11.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may provide loans to certain executive officers and directors and the companies with which they are associated. There were no related party loans for the three and nine months ended September 30, 2020 and 2019. Deposits from certain officers and directors and the companies with which they are associated totaled $26.0 million and $35.0 million at September 30, 2020 and December 31, 2019.

The holding company has a $25.0 million senior secured facility and a $20.0 million federal funds unsecured line of credit (refer to Note 8 - Borrowing Arrangements) with a correspondent bank in which one of the Company's executives is also a member of the correspondent bank’s Board of Directors. At September 30, 2020 and December 31, 2019, the outstanding balance of the senior secured facility was $4.4 million and $9.6 million. There were no borrowings under the unsecured line of credit at September 30, 2020 and December 31, 2019. The Company maintains a correspondent deposit relationship with the correspondent bank, and had deposits of $2.2 million and $1.4 million at September 30, 2020 and December 31, 2019. The Company has invested in stock of the correspondent bank which totaled $102 thousand at September 30, 2020 and December 31, 2019. In addition, the Company has loan participation agreements where the Company may participate out a portion of loans to the correspondent bank. The total participated loan balance was $20.0 million and $16.3 million at September 30, 2020 and December 31, 2019.

NOTE 12.    STOCK-BASED COMPENSATION PLANS

The Company's 2013 Omnibus Stock Incentive Plan (“2013 Plan”) was approved by shareholders in May 2013. Under the terms of the 2013 Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides that the total number of awards of common stock that may be issued over the term of the plan shall not exceed 1,590,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. An increase of 200,000 shares available for issuance under the 2013 Plan was approved by the Company's shareholders in June 2020. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the grant date. The 2013 Plan expires in 2023.

The Company recognized stock-based compensation expense of $525 thousand and $527 thousand for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $1.5 million for both periods.

A summary of activity in our outstanding stock options during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	131,424	$10.33	141,089	$10.18
Exercised	(8,686)	4.86	(2,512)	11.60
Granted	—	—	—	—
Forfeited	(3,576)	18.04	—	—
Outstanding, end of period	119,162	$10.50	138,577	$10.16
Options exercisable	114,162	$10.33	138,577	$10.16

	Nine Months Ended September 30,
	2020				2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Outstanding, beginning of period	137,531	$10.20			383,212	$10.44
Exercised	(17,648)	7.22			(244,249)	10.60
Granted	5,000	14.42			—	—
Forfeited	(5,721)	16.67			(386)	12.94
Outstanding, end of period	119,162	$10.50	3.5 years	$359	138,577	$10.16	4.2 years	$1,547
Options exercisable	114,162	$10.33	3.3 years	$359	138,577	$10.16	4.2 years	$1,547

As of September 30, 2020, there was $10 thousand unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was approximately $83 thousand and $25 thousand. The intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was approximately $145 thousand and $2.7 million.

A summary of activity for outstanding restricted shares for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	128,661	$21.79	128,053	$22.91
Granted	100	16.27	972	22.56
Vested	(1,146)	25.24	(4,537)	26.41
Forfeited	(240)	23.36	(843)	21.43
Nonvested, end of period	127,375	$21.75	123,645	$22.79

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	113,635	$22.50	84,120	$23.90
Granted	102,367	21.62	111,205	22.19
Vested	(85,071)	22.37	(64,012)	23.32
Forfeited	(3,556)	27.09	(7,668)	21.83
Nonvested, end of period	127,375	$21.75	123,645	$22.79

As of September 30, 2020, there was approximately $1.4 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.9 years. The value of restricted shares that vested was approximately $29 thousand and $120 thousand during the three months ended September 30, 2020 and 2019. The value of restricted shares that vested was approximately $1.9 million and $1.5 million for the nine months ended September 30, 2020 and 2019.

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
The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$7,881	$5,730	$8,071	$18,157	$21,890
Less: dividends and net income allocated to participating securities	(86)	(60)	(86)	(182)	(222)
Net income available to common shareholders	$7,795	$5,670	$7,985	$17,975	$21,668

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,573,138	11,564,965	11,584,955	11,565,398	11,605,687

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,573,138	11,564,965	11,584,955	11,565,398	11,605,687
Net effect of dilutive stock options	39,132	41,315	74,191	51,441	108,333
Diluted weighted average common shares	11,612,270	11,606,280	11,659,146	11,616,839	11,714,020

Net income per common share:
Basic	$0.67	$0.49	$0.69	$1.55	$1.87
Diluted	$0.67	$0.49	$0.68	$1.55	$1.85

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

Cash and Due from Banks. The carrying amounts of cash and short-term instruments approximate fair values because of the liquidity of these instruments.

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

Paycheck Protection Program Liquidity Facility. The fair value of the PPPLF is estimated using a discounted cash flow based on the remaining contractual term and current borrowing rates for similar terms.

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

The following table provides the fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$181,536	$181,536	$161,801	$161,801
Securities available-for-sale	Level 2	37,999	37,999	26,653	26,653
Securities held-to-maturity	Level 2	1,680	1,801	5,056	5,077
Equity securities	Level 1	2,792	2,792	2,694	2,694
Loans held for sale	Level 2	36,474	39,271	7,659	8,420
Loan held for investment, net	Level 3	1,866,196	1,906,039	1,361,153	1,393,282
Restricted stock investments, at cost	Level 2	12,999	12,999	12,986	12,986
Servicing asset	Level 3	2,368	3,063	3,202	3,246
Accrued interest receivable	Level 2	11,500	11,500	5,451	5,451

Financial Liabilities:
Deposits	Level 2	$1,559,912	$1,561,061	$1,313,693	$1,316,287
Borrowings	Level 2	150,000	150,336	90,000	91,029
PPP Liquidity Facility	Level 2	253,140	253,245	—	—
Senior secured notes	Level 2	4,400	4,400	9,600	9,600
Accrued interest payable	Level 2	418	418	203	203

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2020:	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$2,706	$—	$2,706
Mortgage-backed securities	—	6,157	—	6,157
Collateralized mortgage obligations	—	20,908	—	20,908
SBA Pools	—	8,228	—	8,228
Securities available-for-sale	$—	$37,999	$—	$37,999

Equity securities:
Mutual fund investment	$2,792	$—	$—	$2,792

December 31, 2019:
Securities available-for-sale:
Mortgage-backed securities	$—	$7,431	$—	$7,431
Collateralized mortgage obligations	—	10,598	—	10,598
SBA Pools	—	8,624	—	8,624
Securities available-for-sale	$—	$26,653	$—	$26,653

Equity securities:
Mutual fund investment	$2,694	$—	$—	$2,694

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Nonrecurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2020:	(dollars in thousands)
Impaired loans	$—	$—	$2,293	$2,293

December 31, 2019:
Impaired loans	$—	$—	$3,558	$3,558

The majority of the impaired loans are considered collateral-dependent loans or are supported by a SBA guaranty. The collateral-dependent impaired loans were written down to the fair value of their underlying collateral less costs to sell of $2.3 million and $3.6 million at September 30, 2020 and December 31, 2019, by establishing specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. The Company generally utilized selling costs of 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three and nine months ended September 30, 2020. The fair value adjustments (which include charge-offs, net of recoveries and changes in specific reserves) resulted in $93 thousand in losses and $25 thousand in gains for the three and nine months ended September 30, 2020. There were no collateral-dependent impaired loans measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2019. In addition, there were no fair value adjustments for the three and nine months ended September 30, 2019.

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

    The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$495	$475	$1,497	$1,579
Other income	45	46	268	133
Total noninterest income, in-scope	540	521	1,765	1,712
Noninterest income, not in-scope:
Gain on sale of loans	990	528	1,367	2,727
Net servicing fees	228	242	443	763
Other income	185	382	838	915
Total noninterest income, not in-scope	1,403	1,152	2,648	4,405
Total noninterest income	$1,943	$1,673	$4,413	$6,117

NOTE 16.     EQUITY

Dividends

During the three months ended September 30, 2020 and 2019, total quarterly cash dividends declared were $0.25 and $0.20 per share and total cash dividends paid were $2.9 million and $2.3 million. During the nine months ended September 30, 2020 and 2019, total quarterly cash dividends declared were $0.75 and $0.60 per share and total cash dividends paid were $8.8 million and $7.0 million.

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

    On March 17, 2020, the Company suspended the stock repurchase plan. There were no repurchases of common stock during the three months ended September 30, 2020, compared to 87,500 shares of the Company's common stock repurchased at an average price of $21.84 per share and a total cost of $1.9 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, the Company repurchased 38,411 and 416,270 shares of the Company's common stock at an average price of $22.34 and $21.60 and a total cost of $858 thousand and $9.0 million. Since the plan was announced, the Company has repurchased a total of 504,511 shares at an average price of $21.70 per share. The remaining number of shares authorized to be repurchased under this plan was 695,489 shares at September 30, 2020.

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

At September 30, 2020, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the Community Bank Leverage Ratio ("CBLR") framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2020, the Bank's CBLR ratio was 10.29% which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

NOTE 18.     SUBSEQUENT EVENTS

On November 5, 2020, the Company declared a $0.25 cash dividend payable on December 28, 2020 to shareholders of record as of December 14, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at September 30, 2020 and December 31, 2019, and our condensed consolidated results of operations for the quarters ended September 30, 2020, June 30, 2020, and September 30, 2019 and for the nine months ended September 30, 2020 and 2019. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2019, should be read in conjunction with this MD&A.

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

For a more detailed discussion of some risks and uncertainties that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A — Risk Factors in the Company's Quarterly Reports on Form 10-Q for quarters ended March 31, 2020 and June 3, 2020 and this Quarterly Report on Form 10-Q for discussion relating to risk factors impacting us.

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

Overview

    First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

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

    As a California-chartered member bank, the Bank is primarily regulated by the California Department of Financial Protection and Innovation (the “DFPI”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”) and, as a result, the FDIC also has examination authority over the Bank.

    First Choice Bancorp's stock is traded on the Nasdaq Capital Market under the ticker symbol “FCBP.”

Recent Developments

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the business of our clients. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. For a more detailed discussion of some risks and uncertainties from or relating to the COVID-19 pandemic that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A — Risk Factors in the Company's Quarterly Reports on Form 10-Q for quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q for discussion relating to risk factors impacting us. See also “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” herein.

For accounting policies related to COVID-19 loan payment deferrals authorized under the CARES Act, please refer to NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Guidance On Non-TDR Loan Modifications Due To COVID-19 and NOTE 3. LOANS included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Events Related to COVID-19 During Third Quarter of 2020:

The ongoing COVID-19 pandemic has caused serious disruptions in the U.S. economy and financial markets, and entire industries within our loan portfolio, such as hospitality and restaurants, have been impacted due to quarantines and travel restrictions and other industries we serve are experiencing or likely to experience similar disruptions and economic hardships as the COVID-19 pandemic persists.

COVID-19 Updates for the Third Quarter of 2020:

Continued Support for Employees, Clients, and Communities.

•All branches re-opened in July with appropriate safety precautions in place. Implemented measures include: germ guards, social distancing markers, PPE (masks, gloves and hand sanitizer), daily enhanced cleaning with CDC recommended disinfectants, limited same time client entry and reduced lobby hours

•No employee lay-offs, furloughs, or reduced hours

•$80,000 in donations to over 31 non-profits organizations within our footprint that serve communities disproportionately impacted by COVID-19 and the economic distress of this pandemic

Governmental Credit Assistance Programs

In response to the market volatility and instability resulting from the pandemic, the federal government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020 which authorized certain government sponsored credit programs, including the Paycheck Protection Program ("PPP") and the Main Street Lending Program. The loan programs and the Company's participation in these programs are discussed below:

Paycheck Protection Program. On March 27, 2020, the CARES Act was signed into law authorizing the U.S. Small Business Administration (the “SBA”) to guarantee an aggregate of up to $349 billion in forgivable small business loans in order to assist small businesses nationwide adversely impacted by the COVID-19 pandemic. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law providing an additional $310 billion in funding and authority for the PPP. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans. Under the Flexibility Act, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. In addition, the Flexibility Act, increased the period during which PPP loan proceeds are to be used for purposes that would qualify the loan for forgiveness (the “covered period”) from 8 weeks to 24 weeks, for PPP loans made prior to June 5, 2020, and set the covered period for loans made after June 5, 2020 at 24 weeks from funding. Under the Flexibility Act, PPP borrowers are not required to make any payments of principal or interest on their PPP loan before the date on which SBA remits the loan forgiveness amount to the Company (or notifies the Company that no loan forgiveness is allowed) and, although PPP borrowers may submit an application for loan forgiveness at any time prior to the maturity date, if PPP borrowers do not submit a loan forgiveness application within 10 months after the end of their covered period, such borrowers will be required to begin paying principal and interest after that period. At origination, the Company was paid a processing fee ranging from 1% to 5% based on the size of the PPP loan. All PPP loans were funded prior to June 5, 2020 and, accordingly, unless forgiven prior to October 5, 2021, it is possible that repayment of principal and interest on these PPP loans will be deferred through October 2021.

At September 30, 2020, PPP loans, net of unearned fees of $9.9 million, totaled $390.2 million. The unearned fees have been received from the SBA and are being accreted to interest income based on the two-year contractual maturity. The SBA did not act on any PPP loan forgiveness applications in the third quarter of 2020 and, accordingly, no PPP loans were forgiven in the quarter. The SBA has commenced making determinations as to PPP forgiveness applications in the fourth quarter of 2020 and, the Company anticipates that the SBA will continue reviewing and making determinations with respect to forgiveness applications, at which point the recognition of fee income will be accelerated.

PPP Liquidity Facility. On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At September 30, 2020, the Company had $253.1 million in borrowings under the PPPLF with a fixed-rate of 0.35% which were collateralized by PPP loans.

Main Street Lending Program. On April 9, 2020, the Federal Reserve established the Main Street Lending Program to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. To encourage banks to participate in and lend under this program, the Federal Reserve purchases 95% of new or existing loans to qualified borrowers, while the issuing bank keeps 5%. In exchange for the loan, borrowers must make reasonable efforts to maintain payroll and retain workers. Loans originated under the program have a five-year repayment term, an interest rate of LIBOR plus 3%, interest payments are deferred for one year and principal payments are deferred for the first two years. The borrower must repay 15% in the third and fourth years, and the remaining 70% is due in the final year. Loans originated under the Main Street Lending Program do not have a forgiveness feature.

During the third quarter of 2020, we originated Main Street loans totaling $69.8 million in principal and sold participation interest totaling $66.3 million to the Main Street SPV, resulting in a gain on sale of $486 thousand. The SPV will pay the Company a servicing fee of 0.25% per annum of the total participation interest. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide Enhanced Reporting Services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore, no servicing asset or liability was recorded at the time of sale.

Payment Deferral Program. At September 30, 2020, the Company had 12 non-PPP loans totaling $37 million on payment deferral for COVID-related reasons, down from $626 million at June 30, 2020. Over 97% of loans that were granted a deferral have resumed making regular, contractually agreed-upon payments or were paid off. Five loans totaling $12 million have been granted additional 90-day deferrals. At September 30, 2020, two loans from one relationship totaling $5 million were downgraded to nonaccrual during the third quarter after the deferral period ended. One deferred payment loan of $113 thousand was reported as past due, and none are reported as troubled debt restructurings ("TDRs") under Section 4013 of the CARES Act. As a part of the CARES Act, the SBA is paying six months of principal, interest and associated fees for borrowers with current SBA 7(a) loans that were disbursed prior to September 27, 2020. At September 30, 2020, the Company had 193 SBA loans with balances totaling $73 million having payments made by the SBA under the SBA debt relief program.

The following table shows the composition of the payment deferral program at September 30, 2020 and June 30, 2020:

	At September 30, 2020				At June 30, 2020
	Total loan balance (1)	# of loan deferments (2)	Loan balance on deferments (2)	% of category balance (3)	Total loan balance (1)	# of loan deferments (2)	Loan balance on deferments (2)	% of category balance (3)
	(dollars in millions)
Construction and land development	$214	2	$15	7%	$217	18	$53	24%
Commercial real estate	687	4	11	2%	664	179	324	49%
Commercial and industrial	360	—	—	—%	335	105	108	32%
SBA loans (4)	630	2	8	1%	597	213	133	22%
Others	30	4	3	10%	39	5	8	21%
	$1,921	12	$37	2%	$1,852	520	$626	34%
(1) Loan balances include loans held for sale, and total loans held for investment net of discounts and deferred fees at September 30, 2020 and June 30, 2020 .
(2) # of loan deferments and loan balance on deferments reflect loans with active payment deferrals as of September 30, 2020 and June 30, 2020.
(3) Percentage of category balance is calculated based on total loans including loans held for sale, and total loans held for investment net of discounts and deferred fees at September 30, 2020 and June 30, 2020.
(4) Under the CARES Act, SBA loan monthly principal and interest payments are being paid by the SBA for 6 months after the deferment period. At September 30, 2020, the SBA is making monthly loan payments on 193 SBA loans with total outstanding loan balances of $73 million.

Impacts from COVID-19:

The ongoing COVID-19 global pandemic has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions which have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Because we have not recently experienced a comparable crisis which resulted in, among other things, the complete cessation of operations for entire industries in our portfolio, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

Net interest income and net interest margin. The Federal Reserve’s 150 basis point reduction in interest rates in March 2020 negatively impacted our net interest income and net interest margin for the nine months ended September 30, 2020, and put further pressure on the net interest margin for the remainder of 2020. We have proactively worked to lower interest expense by lowering deposit rates and taking advantage of lower interest rate borrowing facilities. Participation in the PPP had a significant impact on our asset mix and net interest income for the nine months ended September 30, 2020 and will continue to impact both asset mix and net interest income for the remainder of 2020. These loans contributed $2.6 million and $4.5 million to interest income for the three and nine months ended September 30, 2020. The weighted average loan yield for PPP loans was 2.66% and 2.65% which lowered the total loan yield by 54 basis points and 39 basis points for the three and nine months ended September 30, 2020, respectively. We anticipate the accelerated unearned fee income as PPP loans payoff or are forgiven will partially offset the decrease in interest income due to the lower interest rates.

Provision for loan losses. The provision for loan losses in the first and second quarter of 2020 was negatively impacted by an increase in qualitative factors related to COVID-19 and macro-economic conditions, in addition to loan growth. While the economy gradually reopened during the second and third quarters of 2020, the Governor of California has since implemented further restrictions and the timing of an economic recovery remains uncertain. The assumptions underlying the COVID-19 related qualitative factors included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) a stabilized unemployment rate; and (c) the loan deferment program and Main Street Lending program. No provision for loan losses on PPP loans was recognized in 2020 as the SBA guarantees 100% of loans funded under the programs.

Loans to the hospitality industry. At September 30, 2020, our total loan commitments to the hospitality industry was $244 million, of which $225 million was outstanding, representing 11.7% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $107 million CRE, $12 million C&I, $38 million Construction and Land and $68 million SBA, of which $32 million were SBA PPP. At September 30, 2020, non-accrual loans totaled $81 thousand. As of September 30, 2020, only one loan was on deferment with outstanding balance of $10.6 million.

Loans to the restaurant industry. At September 30, 2020, our total loan commitments to the restaurant industry was $98 million, of which $93 million was outstanding, representing 4.8% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $7 million CRE, $15 million C&I, $71 million SBA, of which $51 million were SBA PPP. At September 30, 2020, non-accrual loans totaled $2 million, and no loans were downgraded during the third quarter of 2020. As of September 30, 2020, only one loan was on deferment with outstanding balance of $8.3 million.

Capital and liquidity. The Bank opted into the CBLR framework in the first quarter of 2020 and, because the Bank's CBLR was 10.29% as of September 30, 2020, we exceeded the reduced regulatory minimum required of 8%, and were considered "well-capitalized" at September 30, 2020. The Bank's primary and secondary liquidity sources were over $900 million at September 30, 2020.

Highlights for the Third Quarter of 2020:

•Net income of $7.9 million, up 37.5% over Q2'20
•Diluted earnings per common share of $0.67, up 36.7% over Q2'20
•Pre-tax pre-provision income was $12.1 million, up 18.3% from Q2'20
•Net interest margin of 4.05%, down 7 bps from Q2'20
•Cost of funds of 0.29%, down 5 bps from Q2'20, due to active balance sheet management
•Return on average assets and average equity of 1.39% and 11.57%
•Efficiency ratio of 48.7%
•Provision for loan loss expense of $1.0 million, down $1.1 million from Q2'20
•Total loans held for investment increased $53.3 million, up 2.9% over Q2'20
•Noninterest-bearing demand deposits were $736.1 million, representing 47.2% of total deposits
•Tangible book value per share of $16.56, up $0.47 per share from Q2'20
•Community bank leverage ratio was 10.29% at September 30, 2020
•Quarterly cash dividend of $0.25 per share

Financial Highlights

	At or for the Three Months Ended			At or for the Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands, except per share amounts)
Results of Operations
Total interest and dividend income	$23,154	$21,844	$24,343	$66,742	$68,401
Total interest expense	1,428	1,540	3,317	5,539	9,347
Net interest income	21,726	20,304	21,026	61,203	59,054
Total noninterest income	1,943	1,055	1,673	4,413	6,117
Total net interest income and noninterest income	23,669	21,359	22,699	65,616	65,171
Total noninterest expense	11,528	11,100	10,651	34,147	31,956
Pre-tax pre-provision income (1)	12,141	10,259	12,048	31,469	33,215
Provision for loan losses	1,000	2,100	700	5,800	1,600
Income before taxes	11,141	8,159	11,348	25,669	31,615
Income taxes	3,260	2,429	3,277	7,512	9,725
NET INCOME	$7,881	$5,730	$8,071	$18,157	$21,890

	At or for the Three Months Ended			At or for the Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands, except per share amounts)
Performance Ratios
Net income per share-diluted	$0.67	$0.49	$0.68	$1.55	$1.85
Return on average assets	1.39%	1.09%	1.98%	1.19%	1.86%
Return on average equity	11.57%	8.59%	12.45%	9.05%	11.60%
Return on average tangible common equity (1)	16.31%	12.18%	18.03%	12.83%	16.95%
Net interest margin	4.05%	4.12%	5.52%	4.28%	5.39%
Average loan yield	4.77%	4.94%	6.93%	5.15%	6.66%
Cost of deposits	0.25%	0.31%	0.89%	0.38%	0.84%
Cost of funds	0.29%	0.34%	0.98%	0.42%	0.95%
Efficiency ratio (1)	48.7%	52.0%	46.9%	52.0%	49.0%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

	September 30, 2020	June 30, 2020	December 31, 2019
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$2,256,342	$2,223,603	$1,690,324
Loans held for investment	1,884,930	1,831,619	1,374,675
Noninterest-bearing deposits	736,118	789,770	626,569
Total deposits	1,559,912	1,604,997	1,313,693
Shareholders’ equity	272,471	266,949	261,805

Key Ratios
Noninterest-bearing deposits to total deposits	47.2%	49.2%	47.7%
Equity to assets ratio	12.08%	12.01%	15.49%
Tangible common equity to tangible asset ratio (1)	8.90%	8.77%	11.34%
Book value per share	$23.28	$22.82	$22.50
Tangible book value per share (1)	$16.56	$16.09	$15.70
Credit Quality
Nonperforming loans as a percentage of total assets	0.58%	0.41%	0.67%
Allowance for loan losses as a percentage of total loans held for investment	0.99%	0.97%	0.98%
Allowance for loan losses as a percentage of total loans held for investment without PPP loans	1.25%	1.24%	0.98%
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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$11,528	$11,100	$10,651	$34,147	$31,956
Net interest income	21,726	20,304	21,026	61,203	59,054
Plus: Noninterest income	1,943	1,055	1,673	4,413	6,117
Total net interest income and noninterest income (denominator)	$23,669	$21,359	$22,699	$65,616	$65,171
Efficiency ratio (1)	48.7%	52.0%	46.9%	52.0%	49.0%

Pre-tax pre-provision income
Net interest income	$21,726	$20,304	$21,026	$61,203	$59,054
Noninterest income	1,943	1,055	1,673	4,413	6,117
Total net interest income and noninterest income	23,669	21,359	22,699	65,616	65,171
Less: Noninterest expense	11,528	11,100	10,651	34,147	31,956
Pre-tax pre-provision income (1)	$12,141	$10,259	$12,048	$31,469	$33,215

Return on Average Assets, Equity, and Tangible Equity
Net income	$7,881	$5,730	$8,071	$18,157	$21,890

Average assets	$2,254,461	$2,109,208	$1,620,804	$2,031,175	$1,574,960
Average shareholders’ equity	270,903	268,168	257,158	267,990	252,362
Less: Average intangible assets	78,696	78,901	79,535	78,888	79,730
Average tangible common equity (1)	$192,207	$189,267	$177,623	$189,102	$172,632

Return on average assets	1.39%	1.09%	1.98%	1.19%	1.86%
Return on average equity	11.57%	8.59%	12.45%	9.05%	11.60%
Return on average tangible common equity (1)	16.31%	12.18%	18.03%	12.83%	16.95%
(1) Non-GAAP measure.

	September 30, 2020	June 30, 2020	December 31, 2019
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$272,471	$266,949	$261,805
Less: Intangible assets	78,574	78,767	79,153
Tangible common equity (1)	$193,897	$188,182	$182,652

Total assets	$2,256,342	$2,223,603	$1,690,324
Less: Intangible assets	78,574	78,767	79,153
Tangible assets (1)	$2,177,768	$2,144,836	$1,611,171
Equity to asset ratio	12.08%	12.01%	15.49%
Tangible common equity to tangible asset ratio (1)	8.90%	8.77%	11.34%
Book value per share	$23.28	$22.82	$22.50
Tangible book value per share (1)	$16.56	$16.09	$15.70

	September 30, 2020	June 30, 2020	December 31, 2019
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shares outstanding	11,705,878	11,697,766	11,635,531
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

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,892,450	$22,671	4.77%	$1,738,172	$21,348	4.94%	$1,328,088	$23,206	6.93%
Investment securities	43,154	180	1.66%	42,553	225	2.13%	35,651	208	2.31%
Deposits at other financial institutions	184,606	103	0.22%	186,741	92	0.20%	134,557	701	2.07%
Restricted stock investments and other bank stocks	14,534	200	5.47%	14,534	179	4.95%	13,988	228	6.47%
Total interest-earning assets	2,134,744	23,154	4.31%	1,982,000	21,844	4.43%	1,512,284	24,343	6.39%

Noninterest-earning assets	119,717			127,208			108,520
Total assets	$2,254,461			$2,109,208			$1,620,804

Interest-bearing liabilities:
Interest checking	$279,945	$111	0.16%	$251,398	$101	0.16%	$116,107	$337	1.15%
Money market accounts	338,970	260	0.31%	298,040	207	0.28%	267,493	890	1.32%
Savings accounts	31,639	11	0.14%	30,104	10	0.13%	29,070	56	0.76%
Time deposits	81,837	201	0.98%	91,051	292	1.29%	147,568	676	1.82%
Brokered time deposits	107,347	387	1.43%	90,349	564	2.51%	138,682	929	2.66%
Total interest-bearing deposits	839,738	970	0.46%	760,942	1,174	0.62%	698,920	2,888	1.64%
Borrowings	152,762	207	0.54%	145,440	197	0.54%	48,263	253	2.08%
Paycheck Protection Program Liquidity Facility	240,602	212	0.35%	127,962	112	0.35%	—	—	—%
Senior secured notes	4,620	39	3.36%	6,754	57	3.39%	12,267	176	5.69%
Total interest-bearing liabilities	1,237,722	1,428	0.46%	1,041,098	1,540	0.59%	759,450	3,317	1.73%

Noninterest-bearing liabilities:
Demand deposits	730,306			783,258			590,212
Other liabilities	15,530			16,684			13,984
Shareholders’ equity	270,903			268,168			257,158

Total liabilities and shareholders' equity	$2,254,461			$2,109,208			$1,620,804

Net interest spread		$21,726	3.85%		$20,304	3.84%		$21,026	4.66%
Net interest margin			4.05%			4.12%			5.52%

Total deposits	$1,570,044	$970	0.25%	$1,544,200	$1,174	0.31%	$1,289,132	$2,888	0.89%
Total funding sources	$1,968,028	$1,428	0.29%	$1,824,356	$1,540	0.34%	$1,349,662	$3,317	0.98%
(1)    Average loans include net discounts, net deferred loan fees and costs and non-performing loans.
(2)     Interest income on loans includes $1.7 million, $1.3 million and $254 thousand related to the accretion of net deferred loan fees for the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019. In addition, interest income also includes $835 thousand, $421 thousand, and $2.2 million related to discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,679,206	$64,799	5.15%	$1,314,513	$65,466	6.66%
Investment securities	40,645	623	2.05%	36,355	659	2.42%
Deposits at other financial institutions	176,393	696	0.53%	99,711	1,570	2.11%
Federal funds sold/resale agreements	—	—	—%	1,662	30	2.41%
Restricted stock investments and other bank stocks	14,531	624	5.74%	13,937	676	6.48%
Total interest-earning assets	1,910,775	66,742	4.67%	1,466,178	68,401	6.24%

Noninterest-earning assets	120,400			108,782
Total assets	$2,031,175			$1,574,960

Interest-bearing liabilities:
Interest checking	$229,436	$473	0.28%	$115,358	$944	1.09%
Money market accounts	318,567	1,267	0.53%	270,163	2,658	1.32%
Savings accounts	30,008	69	0.31%	30,731	174	0.76%
Time deposits	96,764	983	1.36%	156,095	2,080	1.78%
Brokered time deposits	96,885	1,456	2.01%	109,598	1,993	2.43%
Total interest-bearing deposits	771,660	4,248	0.74%	681,945	7,849	1.54%
Borrowings	130,344	780	0.80%	53,987	967	2.39%
Paycheck Protection Program Liquidity Facility	123,138	324	0.35%	—	—	—%
Senior secured notes	6,458	187	3.87%	12,190	531	5.82%
Total interest-bearing liabilities	1,031,600	5,539	0.72%	748,122	9,347	1.67%

Noninterest-bearing liabilities:
Demand deposits	715,180			562,195
Other liabilities	16,405			12,281
Shareholders’ equity	267,990			252,362

Total liabilities and shareholders' equity	$2,031,175			$1,574,960

Net interest spread		$61,203	3.95%		$59,054	4.57%
Net interest margin			4.28%			5.39%

Total deposits	$1,486,840	$4,248	0.38%	$1,244,140	$7,849	0.84%
Total funding sources	$1,746,780	$5,539	0.42%	$1,310,317	$9,347	0.95%
(1) Average loans include net discounts, net deferred loan fees and costs and non-performing loans.
(2) Interest income on loans includes $3.3 million and $721 thousand related to the accretion of net deferred loan fees for the nine months ended September 30, 2020 and 2019. In addition, interest income includes $1.9 million and $3.8 million of discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the nine months ended September 30, 2020 and 2019.

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

	Three Months Ended
	September 30, 2020 vs. June 30, 2020			September 30, 2020 vs. September 30, 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$2,024	$(701)	$1,323	$8,011	$(8,546)	$(535)
Interest on investment securities	3	(48)	(45)	37	(65)	(28)
Interest on deposits at other financial institutions	(1)	12	11	192	(790)	(598)
Dividends on restricted stock investments and other bank stocks	—	21	21	8	(36)	(28)
Change in interest income	2,026	(716)	1,310	8,248	(9,437)	(1,189)
Interest expense:
Savings, interest checking and money market accounts	27	37	64	356	(1,257)	(901)
Time deposits	69	(337)	(268)	(411)	(606)	(1,017)
Borrowings	11	(1)	10	243	(289)	(46)
Paycheck Protection Program Liquidity Facility	100	—	100	212	—	212
Senior secured notes	(18)	—	(18)	(83)	(54)	(137)
Change in interest expense	189	(301)	(112)	317	(2,206)	(1,889)
Change in net interest income	$1,837	$(415)	$1,422	$7,931	$(7,231)	$700

	Nine Months Ended September 30,
	2020 vs. 2019
	Change Attributable to		Total Change
	Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$15,987	$(16,654)	$(667)
Interest on investment securities	39	(75)	(36)
Interest on deposits at other financial institutions	752	(1,626)	(874)
Interest on Federal funds sold/resale agreements	(15)	(15)	(30)
Dividends on restricted stock investments and other bank stocks	28	(80)	(52)
Change in interest income	16,791	(18,450)	(1,659)
Interest expense:
Savings, interest checking and money market accounts	867	(2,834)	(1,967)
Time deposits	(893)	(741)	(1,634)
Borrowings	739	(926)	(187)
Paycheck Protection Program Liquidity Facility	324	—	324
Senior secured notes	(201)	(143)	(344)
Change in interest expense	836	(4,644)	(3,808)
Change in net interest income	$15,955	$(13,806)	$2,149

Third Quarter of 2020 Compared to Second Quarter of 2020

Net interest income for the third quarter of 2020 totaled $21.7 million, an increase of $1.4 million from the second quarter of 2020 due to higher interest income of $1.3 million, coupled with lower interest expense of $112 thousand. The increase in net interest income was due primarily to higher discount accretion from loans acquired in a business combination, full quarter impact of interest income from PPP loans, strong organic loan growth, and lower cost of interest-bearing time deposits. Average loans increased by $154.3 million from organic loan growth and PPP loans in the third quarter of 2020. The decrease in interest expense for the third quarter of 2020 was due primarily to a higher run-off of high cost time deposits and the Company's proactive strategy to lower the cost of interest-bearing customer deposits and wholesale brokered CDs. Interest expense on interest-bearing deposits decreased $204 thousand, partially offset by an increase of $92 thousand on total borrowings. Interest expense on the PPP Liquidity Facility ("PPPLF") was $212 thousand for the third quarter of 2020, compared to $112 thousand in the second quarter of 2020 due to higher average borrowings.

Net interest margin for the third quarter of 2020 decreased 7 basis points to 4.05% from 4.12% for the second quarter of 2020. The decrease in the net interest margin was due primarily to a 17 basis point decrease in loan yields (including fees and discounts), partially offset by a 5 basis point decrease in total funding costs. The decrease in loan yields were partially offset by higher accelerated discount accretion in the third quarter of 2020. The discount accretion from loans acquired in a business combination of $835 thousand contributed 16 basis points to the net interest margin in the third quarter of 2020 compared to $421 thousand and 9 basis points in the second quarter of 2020.

The decrease in the interest-earning assets yield and loan yield were driven by the lower market interest rates and the lower yielding PPP loans. The yield on loans decreased to 4.77% for the third quarter of 2020, compared to 4.94% for the second quarter of 2020. The weighted average loan yield for PPP loans was 2.66%, which lowered the total loan yield by 54 basis points for the third quarter of 2020, compared to 46 basis points for the second quarter of 2020.

The cost of funds decreased to 0.29% for the third quarter of 2020, compared to 0.34% for the second quarter of 2020, due primarily to lower market interest rates, runoff of higher cost time deposits and active balance sheet management. Average noninterest-bearing demand deposits decreased $53.0 million to $730.3 million and represented 46.5% of total average deposits for the third quarter of 2020, compared to $783.3 million, or 50.7% of total average deposits, for the second quarter of 2020. The decrease in average noninterest-bearing demand deposits was primarily due to our customers' use of funds during the third quarter of 2020 from the new deposit accounts opened for PPP loans in the second quarter of 2020. The total cost of deposits decreased 6 basis points to 0.25% for the third quarter of 2020, compared to 0.31% for the second quarter of 2020. Average borrowings increased $7.3 million to $152.8 million, coupled with an increase of $112.6 million in average PPPLF outstanding with an average rate of 0.35% to support the PPP loans funded. The average cost of total borrowings remained relatively flat at 0.54% for the third quarter of 2020. Average senior secured notes decreased $2.1 million to $4.6 million and the average cost of such borrowings decreased 3 basis points to 3.36% for the third quarter of 2020..

Third Quarter of 2020 Compared to Third Quarter of 2019

    Net interest income increased $700 thousand to $21.7 million for the third quarter of 2020 when compared to the same quarter of 2019 primarily due to a decrease of interest expense of $1.9 million, partially offset by lower interest income of $1.2 million. The increase in net interest income was due to a number of factors, including but not limited to the following: (i) lower market interest rates partially offset by higher average loans and other interest-earning assets; (ii) higher noninterest-bearing demand deposits in relationship to total deposits; and (iii) lower costs on interest-bearing liabilities. The decrease in loan yields, yields on other interest-earning assets and cost of funds for the third quarter of 2020 primarily related to the reduction in the target Federal Fund rate starting in July 2019 and through March 2020. Average loans increased by $564.4 million, of which $389.6 million was from PPP loans, net of earned fees, funded in 2020, contributing an increase in interest income of $8.0 million, partially offset by a decrease of $1.3 million in discount accretion on loans acquired in a business combination, and lower market interest rates in the third quarter of 2020. The decrease in interest expense for the third quarter of 2020 was due primarily to lower market interest rates and our proactive strategy to lower the cost of interest-bearing customer deposits, partially offset by an increase in borrowing costs from higher average borrowings to support organic loan growth and PPP loan fundings. Interest expense on interest-bearing deposits decreased $1.9 million, coupled with a decrease of $183 thousand on borrowings and senior secured notes, partially offset by an increase of $212 thousand on PPPLF.

    Our net interest margin decreased 147 basis points to 4.05% for the third quarter of 2020 compared to 5.52% for the same quarter of 2019. The decrease in the net interest margin was due primarily to a 216 basis point decrease in loan yields (including fees and discounts), partially offset by a change in the interest-earning asset mix and a 69 basis point decrease in funding costs. The net interest margin compression was driven by lower market interest rates resulting from the target Federal Fund rate reduction after the second quarter of 2019 through March 2020. The average effective federal funds target rate was 0.09% for the third quarter of 2020 compared to 2.20% for the same quarter of 2019. The average yield on interest-earning assets decreased 208 basis points to 4.31% for the third quarter of 2020 compared to 6.39% for the same quarter of 2019 due mostly to lower loan yields and yields on deposits at other financial institutions. Our loan yield decreased 216 basis points to 4.77% for the third quarter of 2020 compared to 6.93% for the same quarter of 2019, was driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination. Our yields on deposits at other financial institutions decreased 185 basis points to 0.22% for the third quarter of 2020 compared to 2.07% for the same quarter of 2019 was driven primarily by the lower market interest rates.

    The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $835 thousand contributed 16 basis points to the net interest margin in the third quarter of 2020 compared to $2.2 million and 57 basis points in the same quarter of 2019.

    Our average cost of funds decreased 69 basis points to 0.29% for the third quarter of 2020 compared to 0.98% for the same quarter of 2019 due to a lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings and PPPLF. Average noninterest-bearing deposits totaled $730.3 million and represented 46.5% of average total deposits for the third quarter of 2020 compared to $590.2 million and 45.8% of average total deposits for the same quarter of 2019. Average interest-bearing liabilities were $1.24 billion during the third quarter of 2020 compared to $759.5 million for the same quarter of 2019. Our cost of interest-bearing liabilities decreased 127 basis points to 0.46% compared to 1.73% for the same quarter of 2019. The average borrowings increased $104.5 million to $152.8 million, coupled with an increase of $240.6 million in average PPPLF. The average cost of borrowings decreased 154 basis points to 0.54%, partially offset by 35 basis points increase from the PPPLF. Average senior secured notes balance decreased $7.6 million to $4.6 million for the third quarter of 2020 compared to $12.3 million for the same quarter of 2019 and the average cost of such borrowings decreased 233 basis points to 3.36%.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net interest income increased $2.1 million to $61.2 million for the nine months ended September 30, 2020 when compared to $59.1 million for the nine months ended September 30, 2019 due to lower interest expense of $3.8 million, offset by lower interest income of $1.7 million. The increase in net interest income was due primarily to a number of factors (i) higher average loans and other interest-earning assets offset by lower market interest rates, (ii) higher noninterest-bearing demand deposits in relationship to total deposits, and (iii) lower costs on interest-bearing liabilities. Average loans increased by $364.7 million contributing an increase in interest income of $16.0 million, partially offset by a decrease in discount accretion on loans acquired in a business combination, and lower market interest rates in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. PPP loans averaged $226.2 million and contributed $4.5 million to interest income for the nine months ended September 30, 2020. The decrease in interest expense for the nine months ended September 30, 2020 was due primarily to lower market interest rates, and lower average time deposits and senior secured notes. Interest expense on interest-bearing deposits decreased $3.6 million, coupled with a decrease of $531 thousand on borrowings and senior secured notes, offset by an increase of $324 thousand on PPPLF.

    Our net interest margin decreased 111 basis points to 4.28% for the nine months ended September 30, 2020 compared to 5.39% for the nine months ended September 30, 2019. The decrease in the net interest margin was due primarily to a 157 basis point decrease in interest-earnings asset yields, of which loan yields (including fees and discounts) decreased 151 basis points, partially offset by a change in the interest-earning asset mix, and a 53 basis points decrease in funding costs. The net interest margin compression was driven by lower market interest rates resulting from the reduction in the target Federal Funds rate. The average effective federal funds target rate was 0.45% for the nine months ended September 30, 2020 compared to 2.33% for the same 2019 period. The average yield on interest-earning assets decreased to 4.67% for the nine months ended September 30, 2020 compared to 6.24% for the same 2019 period resulting from lower market interest rates. Our loan yield decreased to 5.15% for the nine months ended September 30, 2020 compared to 6.66%

for the same 2019 period, driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination.

    The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $1.9 million contributed 13 basis points to the net interest margin for the nine months ended September 30, 2020 compared to $3.8 million and 34 basis points for the nine months ended September 30, 2019.

    Our average cost of funds decreased 53 basis points to 0.42% for the nine months ended September 30, 2020 compared to 0.95% for the nine months ended September 30, 2019 due to a lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings. Average noninterest-bearing deposits totaled $715.2 million and represented 48.1% of average total deposits for the nine months ended September 30, 2020 compared to $562.2 million and 45.2% of average total deposits for the same 2019 period. Average interest-bearing liabilities were $1.03 billion for the nine months ended September 30, 2020 compared to $748.1 million for the same 2019 period. Our cost of interest-bearing liabilities decreased 95 basis points to 0.72% compared to 1.67% for the same 2019 period. Our average borrowings increased $76.4 million to $130.3 million, coupled with an increase of $123.1 million from the average PPPLF. The average cost of borrowings decreased 159 basis points to 0.80%, offset by 35 basis points increase from the PPPLF. Average senior secured notes balance decreased $5.7 million to $6.5 million for the nine months ended September 30, 2020 compared to $12.2 million for the same 2019 period.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2020 was $1.0 million, compared to $2.1 million for the second quarter of 2020 and $700 thousand for the third quarter of 2019. The provision for loan losses for the nine months ended September 30, 2020 was $5.8 million, an increase of $4.2 million compared to the nine months ended September 30, 2019. The increase in the provision for loan losses for the three months ended September 30, 2020 over second quarter of 2020 and the comparable period in 2019 was primarily related to organic growth in the loan portfolio. The provision for loan losses for the nine months ended September 30, 2020 was also impacted by an increase in qualitative factors relating to the COVID-19 pandemic and macro-economic conditions. The assumptions underlying the COVID-19 related qualitative factors included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) the high unemployment rate; and (c) the loan deferment program and Main Street Lending Program. Loans held for investment, excluding PPP loans, increased to $1.49 billion at September 30, 2020 as compared to $1.32 billion at September 30, 2019. No provision for loan losses on PPP loans was recognized for the nine months ended September 30, 2020 as the SBA guarantees 100% of loans funded under the program.

Noninterest Income

    The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Gain on sale of loans	$990	$—	$528	$1,367	$2,727
Service charges and fees on deposit accounts	495	447	475	1,497	1,579
Net servicing fees (costs)	228	(9)	242	443	763
Other income	230	617	428	1,106	1,048
Total noninterest income	$1,943	$1,055	$1,673	$4,413	$6,117

Third Quarter of 2020 Compared to Second Quarter of 2020

Noninterest income for the third quarter of 2020 was $1.9 million, an increase of $888 thousand from $1.1 million for the second quarter of 2020 due primarily to higher gains on loan sales of $990 thousand and higher net servicing fees of $237 thousand, partially offset by lower other income of $387 thousand. SBA loans sold during the third quarter of 2020 totaled $6.2 million resulting in a gain on sale of $504 thousand. Gains on loan sales for the third quarter of 2020 also included the sale of 95% of the principal balance of Main Street loans resulting in gains of $486 thousand. There were no gains on loan sales in the second quarter of 2020. The $237 thousand increase in net servicing fees was due primarily to lower amortization of servicing asset from early loan pay-offs which totaled $68 thousand for the third quarter of 2020 compared to $277 thousand for the second quarter of 2020. Other income decreased $387 thousand for the third quarter of 2020 due to $153 thousand gain on sale of foreclosed assets and $233 thousand Community Development Financial Institutions Bank Enterprise Award (“CDFI BEA”) recognized in the second quarter of 2020. There was no similar income in the third quarter of 2020.

Third Quarter of 2020 Compared to Third Quarter of 2019

    Noninterest income increased $270 thousand to $1.9 million for the third quarter of 2020 compared to $1.7 million for the same quarter of 2019 due primarily to higher gain on sale of loans, partially offset by lower other income. The $462 thousand increase in gain on sale of loans for the third quarter of 2020 compared to the same quarter of 2019 was due primarily to the sale of 95% of the principal balance of Main Street loans resulting in gains of $486 thousand.

    Other income was $230 thousand for the third quarter of 2020 compared to $428 thousand for the same quarter of 2019. The decrease of $198 thousand primarily related to CDFI BEA of $233 thousand recognized in the third quarter of 2019. There was no similar income in the third quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Noninterest income decreased $1.7 million to $4.4 million for the nine months ended September 30, 2020 compared to $6.1 million for the same period of 2019 due primarily to lower gain on sale of loans and lower net servicing fees. The $1.4 million decrease in gain on sale of loans for the nine months ended September 30, 2020 compared to the same period of 2019 is due to a lower volume of SBA loans sold, offset by the gain from the Main Street loans sold. Loans sold during the nine months ended September 30, 2020 totaled $75.2 million, of which $65.6 million related to the 95% of the principal balance of Main Street loans, resulting in a gain on sale of $1.4 million, compared to $44.7 million of SBA loans sold, resulting in a gain on sale of $2.7 million for the same period of 2019.

    Net servicing fees decreased due to higher amortization expense of the related servicing asset in the nine months ended September 30, 2020. Our SBA loan servicing portfolio averaged $203.4 million for the nine months ended September 30, 2020 compared to $206.4 million for the same period of 2019. During the nine months ended September 30, 2020 and 2019, contractually-specified servicing fees were $1.5 million and $1.5 million, offset by the amortization of the servicing asset of $1.0 million and $699 thousand. The increase in amortization of the servicing asset was due to the higher level of early loan pay-offs in the current period. Amortization expense related to early loan pay-offs totaled $414 thousand for the nine months ended September 30, 2020 compared to $307 thousand for the same period of 2019.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Salaries and employee benefits	$7,126	$6,386	$6,472	$20,742	$19,552
Occupancy and equipment	1,137	1,108	1,097	3,308	3,513
Data processing	955	874	718	2,636	1,961
Professional fees	492	450	392	1,413	1,237
Office, postage and telecommunications	274	289	253	821	780
Deposit insurance and regulatory assessments	386	198	30	645	345
Loan related	59	226	244	560	529
Customer service related	81	328	437	781	1,187
Amortization of core deposit intangible	193	193	197	579	590
Other expenses	825	1,048	811	2,662	2,262
Total noninterest expense	$11,528	$11,100	$10,651	$34,147	$31,956
Efficiency ratio (1)	48.7%	52.0%	46.9%	52.0%	49.0%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Third Quarter of 2020 Compared to Second Quarter of 2020

Noninterest expense increased $428 thousand to $11.5 million for the third quarter of 2020 from $11.1 million for the second quarter of 2020. This increase was due primarily to higher salaries and employee benefit expenses, higher FDIC assessment fees, offset by lower loan related expenses, lower customer service related expenses, and lower other expenses.
The $740 thousand increase in salaries and employee benefits was due to higher incentive accruals resulting from an increase in organic loan production in the third quarter of 2020. The $188 thousand increase in FDIC assessment fees was due primarily to the organic growth in total assets during the third quarter of 2020.

The $167 thousand decrease in loan related expenses was due primarily to a recovery of expenses in the third quarter of 2020 and lower expense incurred for PPP loans in the third quarter of 2020. The $247 thousand decrease in customer service related expenses was due primarily to lower average demand deposits for certain deposit accounts during the third quarter of 2020. The decrease in other expenses resulted from no provision for unfunded loan commitments recognized in the third quarter of 2020 compared to a $300 thousand provision for unfunded loan commitments in the second quarter of 2020. Total unfunded loan commitments decreased $2.5 million to $390.9 million at September 30, 2020 from $393.4 million at June 30, 2020.

The efficiency ratio remained favorable and decreased to 48.7% in the third quarter of 2020, compared to 52.0% in the second quarter of 2020. The lower efficiency ratio in the third quarter of 2020 was driven by higher revenue including the gains from SBA and Main Street loan sales.

Third Quarter of 2020 Compared to Third Quarter of 2019

    Noninterest expense for the third quarter of 2020 increased $877 thousand to $11.5 million from $10.7 million for the same quarter of 2019. The increase was due to higher salaries and employee benefits expense, data processing expense, FDIC assessment fees, partially offset by loan related expense and customer service related expense.

The $654 thousand increase in salaries and employee benefits was due mostly to higher incentives from the loan growth, partially offset by increased deferred loan origination costs during the third quarter of 2020.

The $237 thousand increase in data processing expenses was due to increases in transaction volumes from loans and deposit growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $356 thousand increase in FDIC assessment fees was due primarily to the organic growth in the total assets during the third quarter of 2020 and the Small Bank Assessment Credits received from the FDIC in the third quarter of 2019.

The $185 thousand decrease in loan related expenses was due primarily to higher reimbursements for loan related expenses. The $356 thousand decrease in customer service related expenses was due primarily to lower average demand deposits for certain deposit accounts during the third quarter of 2020.

The efficiency ratio remained strong at 48.7% in the third quarter of 2020, compared to 46.9% in the third quarter of 2019. The higher efficiency ratio in the third quarter of 2020 was driven by higher noninterest expense, partially offset by higher revenues.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Noninterest expense for the nine months ended September 30, 2020 increased $2.2 million to $34.1 million from $32.0 million for the nine months ended September 30, 2019. The increase was due to higher salaries and employee benefits, data processing, FDIC assessment fees and other expenses, partially offset by lower occupancy and equipment expense and customer service related expense.

The $1.2 million increase in salaries and employee benefits was due to annual merit increases, higher overtime expense for the roll-out of PPP loans, higher incentives, partially offset by increased deferred loan origination costs for the nine months ended September 30, 2020. The $675 thousand increase in data processing expenses was due to increases in transaction volumes from production growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $300 thousand increase in FDIC assessment fees was due primarily to the organic growth in the total assets and the Small Bank Assessment Credits received from the FDIC in the third quarter of 2019. The $400 thousand increase in other expense related primarily to a $300 thousand increase in the provision for unfunded loan commitments resulting from an increase in unfunded loan commitments and historical loss rates.

Occupancy and equipment expense decreased by $205 thousand due primarily to a $400 thousand impairment charge in the nine months ended September 30, 2019 for the relocation and consolidation of branches in 2019. There was no impairment charge in 2020, partially offset by $125 thousand accrued expenses for asset retirement obligations recognized in 2020. The $406 thousand decrease in customer service related expenses was due primarily to lower average demand deposits for certain deposit accounts during the nine months ended September 30, 2020.

The efficiency ratio remained strong at 52.0% for the nine months ended September 30, 2020, compared to 49.0% for the nine months ended September 30, 2019. The higher efficiency ratio in the nine months ended September 30, 2020 was driven by higher noninterest expense.

Income Taxes

    Income tax expense was $3.3 million, $2.4 million and $3.3 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019. The effective tax rates were 29.3%, 29.8% and 28.9% for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019. For the nine months ended September 30, 2020 and 2019, income tax expense was $7.5 million and $9.7 million and the effective tax rates were 29.3% and 30.8%. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

    Total assets increased $32.7 million during the third quarter of 2020 to $2.26 billion at September 30, 2020 from $2.22 billion at June 30, 2020. This increase was due mostly to a $1.2 million increase in investment securities available-for sale, a $16.1 million increase in loans held for sale, a $53.3 million increase in loans held for investment and $2.5 million increase in other assets, partially offset by a $36.3 million decrease in cash and cash equivalents, a $2.3 million decrease in accrued interest receivable primarily related to loans on a deferred payment program, a $912 thousand increase in the allowance for loan losses and a $602 thousand decrease in net foreclosed assets. Total liabilities increased $27.2 million during the third quarter of 2020 to $1.98 billion at September 30, 2020 from $1.96 billion at June 30, 2020. This increase was due mostly to a $74.0 million increase in PPPLF, partially offset by a $45.1 million decrease in total deposits and a decrease in senior secured notes of $2.1 million.

Since December 31, 2019, total assets have increased $566.0 million due mostly to a $510.3 million increase in loans held for investment, including PPP loans, net of unearned fees of $390.2 million, to $1.88 billion at September 30, 2020, or an annualized growth rate of 12% without PPP loans. In addition, cash and cash equivalents increased $19.7 million, investment securities increased $8.0 million, loans held for sale increased $28.8 million, accrued interest receivable increased $6.0 million primarily related to loans on a deferred payment program and PPP loans, and premises and equipment increased $799 thousand, partially offset by a $5.2 million increase in allowance for loan losses, a $834 thousand decrease in servicing asset, and a $1.0 million decrease in other assets. Total liabilities at September 30, 2020 were $1.98 billion, an increase of $555.4 million, from $1.43 billion at December 31, 2019. Total deposits increased $246.2 million, borrowings increased $60.0 million, PPPLF increased $253.1 million, and other liabilities increased $1.2 million, partially offset by a decrease in senior secured notes of $5.2 million.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at the Federal Reserve and other banks, with original maturities of less than 90 days. Cash and cash equivalents totaled $181.5 million at September 30, 2020, a decrease of $36.3 million from June 30, 2020, and an increase of $19.7 million from December 31, 2019. The decrease in cash and cash equivalents during the three months ended September 30, 2020 was primarily attributed to an increase in loans and decrease in deposits. The increase in cash and cash equivalents during the nine months ended September 30, 2020 was primarily attributable to increases in deposits, borrowings and PPPLF to fund the PPP loans and maintain appropriate on balance sheet liquidity, partially offset by an increase in loans.

Investment Securities

The following table presents the fair values of investment securities available-for-sale and amortized cost of investment securities held-to-maturity as of the periods indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$2,706	7.1%	$3,000	8.2%	$—	—%
Mortgage-backed securities	6,157	16.2%	$6,830	18.6%	7,431	27.9%
Collateralized mortgage obligations	20,908	55.0%	18,610	50.5%	10,598	39.7%
SBA pools	8,228	21.7%	8,343	22.7%	8,624	32.4%
	$37,999	100.0%	$36,783	100.0%	$26,653	100.0%

	September 30, 2020		June 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:
U.S. Government and agency securities	$—	—%	$—	—%	$3,342	66.1%
Mortgage-backed securities	1,680	100.0%	1,691	100.0%	1,714	33.9%
	$1,680	100.0%	$1,691	100.0%	$5,056	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2020:

	September 30, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$—	$—	$—	$2,706	$2,706
Mortgage-backed securities	—	—	—	6,157	6,157
Collateralized mortgage obligations	—	—	—	20,908	20,908
SBA pools	—	—	—	8,228	8,228
	$—	$—	$—	$37,999	$37,999
Weighted average yield:
U.S. Government and agency securities	—%	—%	—%	2.13%	2.13%
Mortgage-backed securities	—%	—%	—%	1.82%	1.82%
Collateralized mortgage obligations	—%	—%	—%	1.30%	1.30%
SBA pools	—%	—%	—%	2.43%	2.43%
	—%	—%	—%	1.68%	1.68%
(1) Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

	September 30, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years (1)	Total
Securities held-to-maturity:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$1,680	$1,680
	$—	$—	$—	$1,680	$1,680
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.78%	2.78%
	—%	—%	—%	2.78%	2.78%
(1) Mortgage-backed securities do not have a single stated maturity date and, therefore, have been included in the "After Ten Years" category.

    At September 30, 2020, no issuer represented 10% or more of our shareholders’ equity. At September 30, 2020, securities held-to-maturity with a carrying amount of $1.7 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit. There were no borrowings under this line of credit at September 30, 2020.

Loans

    Loans are the single largest contributor to our net income. It is our goal to continue to grow the consolidated balance sheet through the origination of loans, and to a lesser extent, through loan purchases. This effort will serve to maximize our yield on earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and disciplined loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market. Our lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The following table shows the composition of our loans held for investment as of the dates indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$215,109	11.3%	$218,226	11.8%	$249,504	18.1%
Real estate:
Residential	30,067	1.6%	39,145	2.1%	43,736	3.2%
Commercial real estate - owner occupied	159,603	8.4%	162,508	8.8%	171,595	12.5%
Commercial real estate - non-owner occupied	528,201	27.9%	502,693	27.3%	423,823	30.8%
Commercial and industrial	361,170	19.0%	335,411	18.2%	309,011	22.5%
SBA loans (1)	602,407	31.8%	586,820	31.8%	177,633	12.9%
Consumer	8	—%	34	—%	430	—%
Loans held for investment, net of discounts (2)	$1,896,565	100.0%	$1,844,837	100.0%	$1,375,732	100.0%
Net deferred origination fees (3)	(11,635)		(13,218)		(1,057)
Loans held for investment	1,884,930		1,831,619		1,374,675
Allowance for loan losses	(18,734)		(17,822)		(13,522)
Loans held for investment, net	$1,866,196		$1,813,797		$1,361,153
 (1) SBA loans include PPP loans with total gross outstanding principal of $400.1 million and $400.7 million at September 30, 2020 and June 30, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $792 thousand, $1.0 million and $1.1 million at September 30, 2020, June 30, 2020 and December 31, 2019.
(3) Net deferred origination fees include $9.9 million and $11.5 million for PPP loans at September 30, 2020 and June 30, 2020.

At September 30, 2020, loans held for investment totaled $1.88 billion, an increase of $53.3 million and $510.3 million from June 30, 2020 and December 31, 2019. During the third quarter of 2020 as compared to June 30, 2020, construction and land development loans decreased $3.1 million, commercial real estate loans ("CRE") increased $22.6 million, commercial and industrial ("C&I") loans increased $25.8 million, SBA loans increased $15.6 million, and residential loans decreased $9.1 million.

Since year-end, construction and land development loans decreased $34.4 million, commercial real estate loans ("CRE") increased $92.4 million, commercial and industrial ("C&I") loans increased $52.2 million, SBA loans increased $424.8 million, and residential loans decreased $13.7 million. The composition decreased in all categories, except commercial real estate loans ("CRE") and SBA loans compared to December 31, 2019. The overall increase in loans held for investment at September 30, 2020 as compared to December 31, 2019 relates to PPP loans, net of unearned fees of $389.2 and organic growth in the CRE, C&I and SBA portfolios at September 30, 2020.

The most significant categories in the loan portfolio are SBA, CRE (non-owner occupied) and commercial and industrial loans which represent 31.8%, 27.9% and 19.0% of total loans held for investment, net of discounts at September 30, 2020.

Being a preferred SBA lender, we participated in the PPP and had total gross loan outstanding balances of $400.1 million, or $390.2 million, net of unearned fees of $9.9 million at September 30, 2020. Borrowers who use the funds from their PPP loans to maintain payroll and pay for certain eligible non-payroll expenses may have up to 100% of their loans forgiven by the SBA. The SBA has commenced making determinations as to PPP forgiveness applications in the fourth quarter of 2020 and, the Company anticipates that the SBA will continue reviewing and making determinations with respect to forgiveness applications, at which point the recognition of fee income will be accelerated. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes relating to loan forgiveness and other relevant factors. Excluding the PPP loans, our SBA portfolio represents 13.5% of total loans held for investment, net of discounts at September 30, 2020. Please refer to the Recent Developments “COVID-19 Updates for the Third Quarter of 2020” section for pandemic impact relating to PPP loans.

We participated in the Main Street Lending program during the third quarter of 2020. Under this program, we originate loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sell a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including us. During the third quarter of 2020, the Bank originated four Main Street loans totaling $69.8 million in principal amount and sold participation interest totaling $66.3 million to the Main Street SPV, resulting in a gain on sale of $486 thousand.

Per the regulatory definition of commercial real estate, at September 30, 2020, June 30, 2020 and December 31, 2019, our concentration of such loans represented 314%, 307% and 314% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at September 30, 2020, June 30, 2020 and December 31, 2019, total loans secured by commercial real estate under construction and land development represented 89%, 94% and 125% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

We have total loans to the hospitality industry (including construction, CRE, C&I and SBA loans) of $220.1 million, $213.4 million and $158.9 million at September 30, 2020, June 30, 2020 and December 31, 2019. Some of the members of our Board of Directors are active in the hospitality sector, and therefore, are able to provide insights into the operations of the hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At September 30, 2020, June 30, 2020 and December 31, 2019, total commitments to fund CRE loans to the hospitality industry represented 73%, 62% and 50% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry were 15%, 28% and 36% of our total risk-based capital at September 30, 2020, June 30, 2020 and December 31, 2019. Please refer to the Recent Developments “COVID-19 Updates for the Third Quarter of 2020” section for pandemic impact relating to hospitality loans.

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

The following table summarizes the SBA loan types in the portfolio as of the dates indicated:

	September 30, 2020	June 30, 2020	December 31, 2019
	(dollars in thousands)
SBA 7(a) (1)	$494,146	$490,732	$100,103
SBA 504	108,261	96,088	$77,530
Total	$602,407	$586,820	$177,633
(1) SBA 7(a) includes PPP loans with total gross outstanding principal of $400.1 million and $400.7 million at September 30, 2020 and June 30, 2020.

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans as of the dates indicated:

	September 30, 2020	June 30, 2020	December 31, 2019
	(dollars in thousands)
Secured - industrial warehouse	$43,361	$41,008	$23,364
Secured - hospitality	24,894	24,175	24,858
Secured - retail center/building	24,527	23,288	28,182
Secured - other real estate	71,083	60,203	58,757
Unsecured or secured by other business assets	13,528	11,868	11,921
Total unguaranteed portion	177,393	160,542	147,082
Guaranteed portion (1)	425,014	426,278	30,551
Total	$602,407	$586,820	$177,633
(1) Guaranteed portion includes PPP loans with total gross outstanding principal of $400.1 million and $400.7 million as the SBA guarantees 100% of loans funded under the program.at September 30, 2020 and June 30, 2020.

Loan Maturities

    The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at September 30, 2020:

	September 30, 2020
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$4,188	$110,094	$12,044	$59,559	$—	$29,224	$215,109
Real estate:
Residential	—	—	—	845	2,249	26,973	30,067
Commercial real estate - owner occupied	1,443	2,085	20,552	40,368	22,219	72,936	159,603
Commercial real estate - non-owner occupied	12,968	22,451	77,413	125,237	62,791	227,341	528,201
Commercial and industrial	7,075	86,878	21,860	106,274	24,209	114,874	361,170
SBA loans (1)	—	8,490	402,885	11,525	10,004	169,503	602,407
Consumer	8	—	—	—	—	—	8
Total	$25,682	$229,998	$534,754	$343,808	$121,472	$640,851	$1,896,565
(1) PPP loans with total gross outstanding principal of $400.1 million are fixed-rate with two-year contractual maturity.

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

Loan delinquencies (30-89 days past due) totaled $1.2 million, $353 thousand and $1.8 million at September 30, 2020, June 30, 2020 and December 31, 2019. Deferred payment loans which met the requirement under Section 4013 of the CARES Act are not considered as TDRs and are accruing interest as of September 30, 2020.

The following tables present the recorded investment balances of substandard loans, excluding PCI loans, by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$259	$1,436	$6,989	$1,093	$8,211	$—	$17,988
Total	$—	$259	$1,436	$6,989	$1,093	$8,211	$—	$17,988
(1)At September 30, 2020, substandard loans included $13.0 million of impaired loans. There were no loans classified as special mention, doubtful or loss at September 30, 2020.

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

Since year end, the decrease in the substandard loans was due to $821 thousand from upgrades, $756 thousand in charge-offs and $10.7 million in payoffs, and paydowns, offset by six loans totaling $5.6 million being downgraded to substandard.

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

	September 30, 2020	June 30, 2020	December 31, 2019
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$267	$—
Non-accrual	12,847	7,999	11,107
Troubled debt restructurings on non-accrual	144	150	158
Total nonperforming loans	12,991	8,416	11,265
Foreclosed assets	—	602	—
Total nonperforming assets	$12,991	$9,018	$11,265
Troubled debt restructurings - on accrual	$320	$319	$321

Nonperforming loans as a percentage of total loans held for investment	0.69%	0.46%	0.82%
Nonperforming assets as a percentage of total assets	0.58%	0.41%	0.67%

The following table shows our nonperforming loans by loan class as of the dates indicated:

	September 30, 2020	June 30, 2020	December 31, 2019
Nonperforming loans:	(dollars in thousands)
Construction and land development	$—	$—	$—
Real estate:
Residential	259	267	—
Commercial real estate - owner occupied	1,312	1,515	3,049
Commercial real estate - non-owner occupied	6,286	1,339	1,368
Commercial and industrial	183	186	229
SBA loans	4,951	5,109	6,619
Total nonperforming loans (1)	$12,991	$8,416	$11,265
 (1) There were no purchased credit impaired loans on nonaccrual at September 30, 2020, June 30, 2020 and December 31, 2019.

Since year end, the increase in nonperforming loans was due mostly to $756 thousand in charge-offs, $3.0 million in payoffs and paydowns, offset by five loans totaling $5.5 million being downgraded to nonaccrual. There were no loans over 90 days past due that were still accruing interest at September 30, 2020 and December 31, 2019. There was one loan over 90 days past due that was still accruing interest at June 30, 2020.

Troubled Debt Restructurings

At September 30, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $464 thousand and $479 thousand. There were no specific reserves allocated for these loans and we have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020, there were no new loan modifications resulting in TDRs. Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan.

During the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, there was one loan in each period totaling $81 thousand, $85 thousand and $92 thousand modified as a TDR for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2020 and September 30, 2019, there was one loan in each period totaling $81 thousand and $92 thousand modified as a TDR for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID Related Loan Deferments

At September 30, 2020, the Company had 12 non-PPP loans totaling $37 million on payment deferral for COVID-related reasons, down from $626 million at June 30, 2020. Over 97% of loans that were granted a deferral have resumed making regular, contractually agreed-upon payments or were paid off. One deferred payment loan of $113 thousand was reported as past due, two loans totaling $5 million were reported as nonaccrual and none are reported as TDRs under Section 4013 of the CARES Act. As a part of the CARES Act, the SBA is paying six months of loan payments for the Company’s SBA 7a borrowers. At September 30, 2020, 193 SBA loans with balances totaling $73 million were having payments made by the SBA.

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

At September 30, 2020, we evaluated and considered the impacts relating to COVID-19 and macro-economic conditions on our qualitative factors. The assumptions underlying these qualitative factors included (a) uncertain and volatile macro-economic conditions caused by the pandemic; (b) the stable unemployment rate; and (c) the loan deferment program and Main Street Lending program. No provision for loan losses on PPP loans was recognized in 2020 as the SBA guarantees 100% of loans funded under the program.

At September 30, 2020, the allowance for loan losses was $18.7 million, or 0.99% of loans held for investment, compared to $13.5 million, or 0.98% of loans held for investment at December 31, 2019. The allowance for loan losses as a percentage of total loans held for investment without PPP loans was 1.25% at September 30, 2020. At September 30, 2020, the net carrying value of acquired loans totaled $173.8 million and included a remaining net discount of $4.3 million. The discount is available to absorb losses on the acquired loans and represented 2.5% of the net carrying value of acquired loans and 0.22% of total gross loans held for investment.

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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
	(dollars in thousands)
Balance, beginning of period	$17,822	$16,218	$12,053	$13,522	$11,056
Charge-offs:
Commercial and industrial	(194)	(125)	(437)	(326)	(561)
SBA loans	—	(425)	—	(446)	—
Total charge-offs	(194)	(550)	(437)	(772)	(561)
Recoveries:
Commercial and industrial	106	54	24	172	56
SBA loans	—	—	—	12	189
Total recoveries	106	54	24	184	245
Net charge-offs	(88)	(496)	(413)	(588)	(316)
Provision for loan losses	1,000	2,100	700	5,800	1,600
Balance, end of period	$18,734	$17,822	$12,340	$18,734	$12,340
		16218000
Loans held for investment	$1,884,930	$1,831,619	$1,316,620	$1,884,930	$1,316,620
Average loans	$1,892,450	$1,738,172	$1,328,088	$1,679,206	$1,314,513
Allowance for loan losses as a percentage of total loans held for investment	0.99%	0.97%	0.94%	0.99%	0.94%
Allowance for loan losses as a percentage of total loans held for investment without PPP loans	1.25%	1.24%	0.94%	1.25%	0.94%
Annualized net charge-offs to average loans	(0.02)%	(0.11)%	(0.12)%	(0.05)%	(0.03)%

The following table shows the allocation of the allowance for loan losses by loan type as of the dates indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,370	11.3%	$2,470	11.8%	$2,350	18.1%
Real estate:
Residential	275	1.6%	361	2.1%	292	3.2%
Commercial real estate - owner occupied	1,280	8.4%	1,365	8.8%	918	12.5%
Commercial real estate - non-owner occupied	5,580	27.9%	5,347	27.3%	3,074	30.8%
Commercial and industrial	6,264	19.0%	5,607	18.2%	4,145	22.5%
SBA loans	2,965	31.8%	2,672	31.8%	2,741	12.9%
Consumer	—	—%	—	—%	2	—%
	$18,734	100.0%	$17,822	100.0%	$13,522	100.0%

Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans and Main Street loans that are originated and intended for sale in the secondary market and to the Main Street SPV and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At September 30, 2020, loans held for sale were $36.5 million, an increase of $16.2 million from $20.3 million at June 30, 2020 and an increase of $28.8 million from $7.7 million at December 31, 2019. The change in loans held for sale was due to the origination of $87.9 million offset by SBA and Main Street loan sales during the three months ended September 30, 2020. The change in loans held for sale was due to the origination of $103.1 million in loans held for sale, offset by the sale of loans with a carrying value of $75.2 million during the nine months ended September 30, 2020.  In addition, there were no loans held for investment transferred to loans held for sale during the three months ended September 30, 2020 and $932 thousand of loans held for investment were transferred to loans held for sale during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, loans held for sale consisted entirely of SBA 7a loans and the fair value of loans held for sale totaled $39.3 million and $8.4 million.

Servicing Asset and Loan Servicing Portfolio

    Loans serviced for others totaled $327.4 million and $278.6 million at September 30, 2020 and December 31, 2019. The loan servicing portfolio includes SBA loans serviced for others of $196.6 million and $214.8 million for which there was a related servicing asset of $2.4 million and $3.2 million at September 30, 2020 and December 31, 2019. The fair value of the servicing asset for SBA loans is measured quarterly and was $3.1 million and $3.2 million as of September 30, 2020 and December 31, 2019. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2020 included discount rates, ranging from 0.7% to 49.4%, and a weighted average prepayment speed assumption of 21.5%.

    In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to other institutions of $130.8 million and $63.8 million for which there is no related servicing asset at September 30, 2020 and December 31, 2019.

Under the Main Street Lending Program, the Company originates loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sells a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the three months ended September 30, 2020, the Company originated four Main Street loans totaling $69.8 million in principal amount and sold participation interest totaling $66.3 million to the Main Street SPV, resulting in a gain on sale of $486 thousand. The SPV will pay the Company a servicing fee of 0.25% per annum of the total principal amount of the participation interest. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide Enhanced Reporting Services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore no servicing asset or liability was recorded at the time of sale.

Goodwill and Other Intangible Assets

    As a result of the PCB acquisition completed on July 31, 2018, we recorded goodwill and a core deposit intangible ("CDI"), which total $73.4 million and $5.1 million at September 30, 2020. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the first nine months of 2020, the Company evaluated goodwill for impairment at September 30, 2020 and tested for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following two tests: (i) recent acquisition price-to-tangible book multiples were applied to the Company's tangible book value to compute the estimated fair value; and (ii) an “average price to last twelve month earnings” market multiple was applied to: (i) actual earnings and (ii) forecasted fiscal year 2020 earnings. Both tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the three and nine months ended September 30, 2020.

For the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, we recognized CDI amortization of $193 thousand, $193 thousand and $197 thousand. For the nine months ended September 30, 2020 and 2019, we recognized CDI amortization of $579 thousand and $590 thousand.

Deposits

    The following table presents the ending balance and percentage of deposits as of the periods indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$736,118	47.2%	$789,770	49.2%	$626,569	47.7%
Interest-bearing deposits:
Interest checking (1)	272,052	17.4%	262,859	16.4%	167,581	12.8%
Money market (2)	346,091	22.3%	326,744	20.4%	319,694	24.2%
Savings	31,470	2.0%	31,116	1.9%	27,091	2.1%
Retail time deposits	62,880	4.0%	68,987	4.3%	97,220	7.4%
Wholesale time deposits	111,301	7.1%	125,521	7.8%	75,538	5.8%
	$1,559,912	100.0%	$1,604,997	100.0%	$1,313,693	100.0%
(1) Included brokered deposits of $33.7 million, $3 thousand and $33.0 million at September 30, 2020, June 30, 2020 and December 31, 2019.
(2) Included brokered deposits of $85.0 million, $25.0 million and $15.1 million at September 30, 2020, June 30, 2020 and December 31, 2019.

    During the three months ended September 30, 2020, total deposits decreased $45.1 million from the prior quarter but increased $246.2 million from year end to $1.60 billion at September 30, 2020.

The decrease during three months ended September 30, 2020 was due primarily to a decrease in noninterest-bearing deposit accounts and time deposit accounts, partially offset by increases in interest-bearing nonmaturity deposits. At September 30, 2020, noninterest-bearing deposits totaled $736.1 million, a decrease of $53.7 million in the third quarter of 2020, due primarily to the customers' use of PPP funds during the third quarter of 2020. Interest-bearing nonmaturity deposits increased $28.9 million due primarily to an increase in brokered deposits. Noninterest-bearing deposits were $736.1 million and represented 47.2% of total deposits at September 30, 2020, compared to $789.8 million and 49.2% of total deposits at June 30, 2020. At September 30, 2020, time deposits totaled $174.2 million and decreased $20.3 million due to a decrease in higher rate customer time deposits which matured in the third quarter of 2020, coupled with a decrease in brokered time deposits. At September 30, 2020, wholesale time deposits totaled $111.3 million, of which $73.6 million are callable within six months, compared to $125.5 million at June 30, 2020.

Since year end, the increase in total deposits was due primarily to an increase in all deposit categories, except retail time deposits. Noninterest-bearing deposits increased $109.5 million during the nine months ended September 30, 2020. Approximately $33.3 million of the increase was due to new deposit accounts for PPP loans at September 30, 2020. The remaining increase was due to core deposit growth. Interest-bearing nonmaturity deposits increased $135.2 million during the nine months ended September 30, 2020 primarily due to an increase in core deposits from the FDIC Insurance Program through Demand Deposit Marketplace ("DDM"), deposits from other financial institutions and brokered money market deposits. Noninterest-bearing deposits were $736.1 million and represented 47.2% of total deposits at September 30, 2020, compared to $626.6 million and 47.7% of total deposits at December 31, 2019.

During the nine months ended September 30, 2020, time deposits had a slight increase of $1.4 million due primarily to an increase in wholesale time deposits, offset by lower retail time deposits related to maturities that were not renewed at our current offer rates.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. Collateralized time deposits from the State of California totaled $10.0 million at September 30, 2020 and June 30, 2020 and $25.1 million at December 31, 2019. These deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. Please refer to Note 7 - Deposits and Note 8 - Borrowing Arrangements to the condensed consolidated financial statements. Our ten largest depositor relationships accounted for approximately 27% and 28% of total deposits at September 30, 2020 and December 31, 2019.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

September 30, 2020
(dollars in thousands)
Three months or less	$4,110
Over three months through six months	15,545
Over six months through twelve months	3,587
Over twelve months	7,349
$30,591

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

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Borrowings
FHLB advances - short term (1) (2)	$120,000	$60,000
FHLB advances - long term (1)	30,000	30,000
	$150,000	$90,000
Weighted-average interest rate, end of period	0.54%	1.79%

Paycheck Protection Program Liquidity Facility	$253,140	$—
Interest rate, end of period	0.35%	—%

Senior secured notes	$4,400	$9,600
Interest rate, end of period	3.25%	5.00%
(1) Based on original maturity date.
(2) Included $10 million of 0% interest borrowings under the FHLB San Francisco's new Recovery Advance loan program at September 30, 2020.

Federal Home Loan Bank Secured Line of Credit

    At September 30, 2020, the Bank had a secured line of credit of $407.1 million from the FHLB, of which $186.1 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2020, the Bank had pledged $1.64 billion of loans under a blanket lien, including PPP loans, of which $860.3 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement. At September 30, 2020, the Bank also participated in the FHLB San Francisco's new Recovery Advance loan program for $10 million at zero percent interest with maturity dates in November 2020 and May 2021.

The following table shows the interest rates and maturity dates of FHLB advances at periods indicated:

	September 30, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	11/19/2020	$—	—%	—
Recovery advance	5,000	—%	5/19/2021	—	—%	—
Term and fixed-rate advance	30,000	0.22%	11/27/2020	60,000	1.72%	3/20/2020
Term and fixed-rate advance	50,000	0.19%	2/26/2021	—	—%	—
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%	—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$150,000	0.54%		$90,000	1.79%

In addition, at September 30, 2020, the Bank used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

The average outstanding balance of total FHLB borrowings was $152.7 million and $48.3 million with an average interest rate of 0.54% and 2.08% for the three months ended September 30, 2020 and 2019. The average balance of total FHLB borrowings was $129.4 million and $53.1 million with an average interest rate of 0.80% and 2.39% for the nine months ended September 30, 2020 and 2019.

Federal Reserve Bank Secured Line of Credit

    At September 30, 2020, the Bank had a secured line of credit of $138.2 million from the Federal Reserve Bank. During the third quarter of 2019, the Bank expanded the existing secured borrowing capacity with the Federal Reserve through the Borrower-in-Custody ("BIC") program. At September 30, 2020, the Bank had pledged qualifying loans with an unpaid principal balance of $203.1 million and securities held-to-maturity with a carrying value of $1.7 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three and nine months ended September 30, 2020 and there were no borrowings at December 31, 2019.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. At September 30, 2020, the Bank had $253.1 million in borrowings under the PPPLF which were collateralized by PPP loans. The average outstanding borrowings were $240.6 million and $123.1 million during the three and nine months ended September 30, 2020.

Federal Funds Unsecured Lines of Credit

    The Bank has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three and nine months ended September 30, 2020 and there were no borrowings at December 31, 2019.

Senior Secured Notes

    The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At September 30, 2020, the outstanding balance under this secured line of credit totaled $4.4 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $4.6 million and $12.3 million with an average interest rate of 3.36% and 5.69% for the three months ended September 30, 2020 and 2019, respectively. The average outstanding borrowings under this facility totaled $6.5 million and $12.2 million with an average interest rate of 3.87% and 5.82% for the nine months ended September 30, 2020 and 2019. At September 30, 2020, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $20.6 million. One of our executives is also a member of the lending bank's board of directors.

Shareholders’ Equity

    Total shareholders’ equity increased $10.7 million to $272.5 million at September 30, 2020 from $261.8 million at December 31, 2019. The increase in shareholders' equity was primarily due to $18.2 million in net earnings, $1.5 million of share-based compensation, $127 thousand of stock options exercised and $651 thousand related to changes in the fair value of investment securities, available-for-sale and the resulting impact on accumulated other comprehensive income, partially offset by $8.8 million in cash dividends, and $1.0 million in stock repurchases during the nine months ended September 30, 2020.

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

Holding Company Liquidity

    As a bank holding company, we currently have no significant assets other than our equity interest in the Bank. Our primary sources of liquidity at the holding company are dividends from the Bank, cash on hand at the holding company, which was approximately $622 thousand at September 30, 2020, a $25.0 million secured line of credit of which $20.6 million was available at September 30, 2020, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our senior secured revolving line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $15 million in dividends to the holding company during the nine months ended September 30, 2020. Please refer to the section "— Regulatory Capital" for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits in other banks, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, unpledged held-to-maturity securities and fully funded loans held for sale) divided by total assets. At September 30, 2020, our liquidity ratio was 11.4%.

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

Additional sources of liquidity available to us at September 30, 2020 included $186.1 million in remaining secured borrowing capacity with the FHLB, $138.2 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC"), unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $125.0 million, and $147.0 million in PPPLF borrowing capacity with the Federal Reserve Bank through the Discount Window.

Since December 31, 2019, there was an increase in deposit balances due to the influx of funds from government stimulus, the PPP and other government actions. The Bank anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement is received.

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

The Company suspended the stock repurchase program on March 17, 2020. During the three months ended September 30, 2020 and June 30, 2020, there were no repurchases of common stock. The remaining number of shares authorized to be repurchased under this program was 695,489 shares at September 30, 2020. Since the plan's inception, we have repurchased a total of 504,511 shares at an average price of $21.70 per share.

Contractual Obligations

    The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments, at September 30, 2020.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,385,731	$1,385,731	$—	$—	$—
Time deposits	174,181	87,136	63,271	23,774	—
Borrowings	150,000	150,000	—	—	—
Paycheck Protection Program Liquidity Facility	253,140		253,140
Senior secured notes	4,400	—	4,400	—	—
Operating lease obligations	5,747	2,332	3,198	217	—
	$1,973,199	$1,625,199	$324,009	$23,991	$—

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

At September 30, 2020, we had unused loan commitments of $383.7 million, standby letters of credit of $7.2 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA equity investments of $2.2 million and $61 thousand. At December 31, 2019, we had unused loan commitments of $376.9 million, standby letters of credit of $7.6 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA investments of $1.7 million and $236 thousand.

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

At September 30, 2020, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. The Bank also opted into the CBLR framework beginning with the Call Report filed for the first quarter of 2020. At September 30, 2020, the Bank's CBLR ratio was 10.29% which exceeded all regulatory capital requirements under the CBLR framework and, accordingly, the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

Dividends

    Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. During three months ended September 30, 2020 and 2019, we declared cash dividends of $0.25 per share and $0.20 per share. During the nine months ended September 30, 2020 and 2019, we declared cash dividends of $0.75 per share and $0.60 per share.

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

The holding company's primary source of funds is dividends from the Bank, as well as availability under our $25 million secured line of credit. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the California Department of Financial Protection and Innovation ("DFPI") or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (x) the retained earnings of the Bank; (y) the net income of the Bank for its last fiscal year; or (z) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank's shareholders in connection with a reduction of its contributed capital. Further, as a Federal Reserve member bank, the Bank is prohibited from declaring or paying a dividend if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition and Income in the absence of prior regulatory and shareholder approvals.

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

    On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. The market transition away from LIBOR to an alternative reference rates are complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. For more information, refer to Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.

Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, because the Bank does not have a material amount of LIBOR-based products and the Bank’s credit documentation provides for the flexibility to move to alternative reference rates; our Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

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

    Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At September 30, 2020, we were "asset sensitive."

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

    The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of September 30, 2020:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage Change from Base Case
Interest Rate Scenario	(dollars in thousands)
Up 300 basis points	$102,563	14.8%	$362,503	7.7%
Up 200 basis points	96,685	8.2%	350,694	4.1%
Up 100 basis points	91,668	2.6%	341,155	1.3%
Base	89,343	—	336,737	—
Down 100 basis points	89,188	(0.2)%	333,619	(0.9)%
Down 200 basis points	89,164	(0.2)%	334,795	(0.6)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures at September 30, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our results of operations and financial condition. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risks. Please also refer to Note 10. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We have described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) the primary risks related to our business and securities and periodically update those risks. These risk factors were supplemented and updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 primarily to account for the risks relating to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic on our consolidated results of operations and financial condition. Provided below is an update to our risk factors as previously disclosed in the 2019 Form 10-K and as supplemented by the risk factors previously disclosed in our 2020 First and Second Quarters Form 10-Q.

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic and the actions taken by governmental authorities, our clients and our business partners in response to the pandemic.

The global pandemic resulting from the outbreak of COVID-19 has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Some of the risks we face from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our clients and the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses.

While we have not experienced a significant impact on the availability of our employees to date, given the markets in which we operate, our colleagues are at risk of being exposed to COVID-19. While we have taken meaningful steps and precautions to ensure their health and well-being, COVID-19 could still impact our employees’ ability to work effectively and availability due to illness, quarantines, government actions, financial center closures or other reasons. In particular, our branches present an increased risk of exposure for our employees. If our employees are not able to work as effectively or a substantial number of employees are unable to work due to COVID-19, our business would be adversely affected.

Our customers are subject to many of the factors described above. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, and result in loss of revenue. It is possible that the spread of COVID-19 may also cause delays in the willingness or ability of clients to perform, including, but not limited to, making timely payments to us, and other unpredictable events.

The pandemic has also influenced the recognition of credit losses in our loan portfolio and increased our allowance for credit losses. The pandemic may continue to have a material adverse effect on our loan portfolio, particularly as businesses remain closed and as more clients may need to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold, as well as reductions in other comprehensive income.

The volatility in the global capital markets resulting from the pandemic and related business conditions may restrict our access to capital and/or increase our cost of capital.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the risks described in the section entitled “Risk Factors” in our 2019 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

We continue to work with our stakeholders (including employees, customers, and business partners) to assess, address and mitigate the impact of this global pandemic. However, we cannot predict the length and impact of the COVID-19 pandemic at this time.

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

•We may be unable to, or choose not to, pay dividends on, or repurchase, our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table presents information relating to the repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
Jul 1 - 31, 2020	357	$15.76	—	695,489
Aug 1 - 31, 2020	45	$15.03	—	695,489
Sep 1 - 30, 2020	32	$13.68	—	695,489
Total	434	$15.53	—
(1) The total number of shares repurchased during the periods indicated were shares withheld for income tax purposes in connection with the vesting of restricted stock awards. The shares were valued at the closing price of our common stock on the dates of vesting.

(2) On December 3, 2018, the Company authorized a stock repurchase program providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares. The repurchase program does not obligate us to repurchase any particular number of shares. On March 17, 2020, the Company issued a press release announcing the suspension of the stock repurchase program in light of news reports indicating that members of Congress had voiced concerns about the practice of banks repurchasing shares during an economic crisis.

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

FIRST CHOICE BANCORP

Dated: November 6, 2020	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2020	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)