Form 10-K
period 2020-12-31
First Choice Bancorp
filed 2021-03-15
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $162,397,315 based on the closing price of the common stock of $16.38 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) as reported by the Nasdaq Capital Market. The market value of shares held by registrant’s directors and executive officers have been excluded because they may be considered to be affiliates of the registrant.

As of March 1, 2021, the Registrant had 11,821,987 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to Registrant’s 2021 Annual Meeting of Shareholders, which will be filed within 120 days of the fiscal year ended December 31, 2020 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

INDEX

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    In this Annual Report on Form 10-K, the terms “First Choice Bancorp,” “Bancorp,” or the “holding company” refer to First Choice Bancorp on a stand-alone basis, and the term “Bank” refers to Bancorp's wholly-owned subsidiary, First Choice Bank. The terms “we,” “us,”, “our” or the “Company” refer to First Choice Bancorp and First Choice Bank collectively and on a consolidated basis. The statements in this report include forward looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform act of 1995 regarding management’s beliefs, projections and assumptions concerning future results and events. Forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements are based on management's beliefs and assumptions and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words or phrases such as "aim," "can," "may," "could," "predict," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "hope," "intend," "plan," "potential," "project," "will likely result," "continue," "seek," "shall," "possible," "projection," "optimistic," and "outlook," and variations of these words and similar expressions or the negative version of those words or phrases.

    Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements including those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•     The effects of the global COVID-19 pandemic and governmental and regulatory responses thereto.
•The effects of trade, monetary and fiscal policies and laws.
• Possible losses of businesses and population in the Los Angeles, Orange, or San Diego Counties.
• Loss of customer deposits as customers pursue other higher-yield investment.
• Possible changes in consumer and business spending and savings habits and the related effect on our ability to increase assets and to attract deposits.
• Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.
• Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge-offs or actual loan losses.
• Compression of our net interest margin.
• Inability of our framework to manage risks associated with our business, including operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.
• The effects of any damage to our reputation resulting from developments related to any of the items identified above.

    The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included herein. These and other factors are further described in this Annual Report on Form 10-K at Item 1A “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

First Choice Bancorp, a California corporation, was organized on September 1, 2017 to serve as the holding company for its wholly-owned subsidiary, First Choice Bank, a California state-chartered commercial bank. On December 21, 2017, the Bank received requisite shareholder and regulatory approvals for the Bank to reorganize into the holding company form of ownership pursuant to which the Bank became a wholly-owned subsidiary of First Choice Bancorp. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Bank is regulated by the California Department of Financial Protection and Innovation (the “DFPI”) and, as a member bank, by the Federal Reserve.

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

Business of the Bank

The Bank was incorporated under the laws of the State of California in March 2005, is licensed by the DFPI, and commenced banking operations in August 2005 as a California state-chartered commercial bank headquartered in Cerritos, California. The Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank and is used primarily to hold other real estate owned and other assets acquired by foreclosure. On October 1, 2018, the Bank became a state member bank of the Federal Reserve. Accordingly, the Bank is subject to periodic examination and supervision by the DFPI and by the Federal Reserve as the Bank's primary banking regulators. In addition, the Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") and, as a result, the FDIC has examination authority over the Bank.

The Bank is a full-service commercial bank offering a broad range of retail and commercial banking products and services to individuals and businesses. Our primary market area is broadly defined as Southern California, which includes Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial Counties of California, with a particular focus on Los Angeles, Orange and San Diego Counties. We operate eight full-service branches located in Alhambra, Anaheim, Carlsbad, Cerritos, Chula Vista, Downtown Los Angeles, Pasadena, and West Los Angeles, and two loan production offices located in Manhattan Beach and San Diego, California. We also maintain the brand name ProAmérica.

Effective January 29, 2021, the Rowland Heights branch was sold to a third party financial institution who acquired certain branch assets and assumed certain branch liabilities, including deposit liabilities and the Bank’s obligations under the Rowland Heights branch lease. No loans were sold as part of this transaction. As of the date of sale, the Rowland Heights branch had total deposits of $22 million.

Strategy

Our strategic objective focuses on offering business-oriented loans and deposits products, financial solutions, and relationship banking services to customers throughout Southern California. Our value proposition is to provide a premier business banking experience through relationship banking by leveraging our depth of expertise, resources and the breadth of our products and services while maintaining disciplined credit underwriting standards and focusing on operational efficiency. We focus on originating high-quality loans and growing our deposit base through our relationship-based business lending. We pride ourselves on being “First in Speed, Service and Solutions.”

Marketing Strategy

Our products and services are targeted to small- and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, and the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors, who desire personalized services of a local bank and access to top-level decision makers who know the individual community. The small- to middle- business market, generally defined as companies with revenues of less than $50 million, is our primary commercial banking target. At December 31, 2020, our capital enabled us to provide unsecured loans (defined as a loan not secured by a first deed of trust on real estate or cash collateral) and secured loans (defined as a loan secured by a first deed of trust on real estate or cash collateral) to a single borrower up to a maximum of $34 million and $56 million, respectively.

We are locally-owned and operated, with a management team and Board of Directors charged with monitoring the financial needs of our communities and, as such, we are in a position to respond promptly to the requirements of potential new customers, as well as the changing needs of our existing customers.

Our strategy includes attracting and retaining experienced and proven bankers as relationship managers who are familiar with our market area, along with a full offering of products. This provides each of our customers with access to a strong trusted advisor, who can offer knowledgeable advice and an extensive suite of products, including the advanced treasury management products and specialized personnel for non-deposit products. Our approach is to staff offices with experienced bankers who are familiar with the area and preferably live or have worked in the area.

Products Offered

We offer a full array of competitively priced commercial loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.

Loan Products

We have a diversified mix of business loans primarily encompassing the following loan products: (i) construction and land development loans; (ii) residential real estate loans for business investment; (iii) real estate loans for owner occupied and non-owner occupied commercial property; (iv) commercial and industrial loans and (v) U.S. Small Business Administration ("SBA") loans, guaranteed in part by the U.S. Government.

Beginning in April 2020, we participated in the SBA's Paycheck Protection Program ("PPP"), to provide loans to qualifying small business borrowers to assist them in paying eligible operational expenses, including payroll expenses. PPP loans are fully guaranteed by the SBA. Beginning in July 2020, we participated in the Federal Reserve's Main Street Lending program to offer non-forgivable loans to eligible borrowers. Loans originated under the program have a five-year repayment term, an interest rate of 3-month LIBOR plus 3%, interest payments are deferred for one year and principal payments are deferred for the first two years. The borrower must repay 15% of principal in the third and fourth years, and the remaining 70% is due in the final year. The program expired on January 8, 2021.

In addition, we occasionally offer lines of credit, secured by a lien on real estate owned by our clients (or their principals), which may include their primary personal residence. However, such lines of credit generally are requested to accommodate the business and investment needs of that customer segment.

We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will engage in transactional-based lending only for borrowers with strong sponsorship characteristics, experience and historical repayment performance. We do not originate residential mortgage loans. We may, from time to time, acquire single-family residential loans. At December 31, 2020, loans held for investment, net, totaled $1.86 billion.

Construction and Land Development Loans. We originate interim land and construction loans for commercial purposes, including hospitality and speculative residential. Land loans are primarily to allow the borrower time to complete entitlements or as bridge financing prior to construction. We also provide new construction and renovation loans. Land and construction loans are generally limited to experienced and financially supportive sponsorships, known to management, and in markets that support the development. We impose limits on the loan amount for land, acquisition and construction loans based on loan-to-cost ratios and loan-to-value ratios based on "as-is" and "as completed appraisal." Our loan-to-cost policy limits are typically 70% or less and loan-to-value limits are typically 65% or less based upon an as-completed basis for construction. There were no non-performing construction and land development loans at December 31, 2020 and 2019. There were no construction and land development loans on payment deferral at December 31, 2020.

The following table presents the components of our construction and land development portfolio at the periods indicated:

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential construction (single family 1-4 units)	$78,628	39.78%	$86,798	34.79%
Commercial real estate construction	64,228	32.49%	115,769	46.40%
Land acquisition & development	54,778	27.73%	46,937	18.81%
Total construction and land development loans	$197,634	100.00%	$249,504	100.00%

Real Estate Loans - Residential. We purchased residential real estate loans within our market that had been originated by unaffiliated third parties. We took a comprehensive and conservative approach to mortgage underwriting. These loans were carefully selected and audited by third parties for compliance with all applicable mortgage regulations. The typical loan is a five-year hybrid adjustable rate mortgage with an initial rate in the range of between 4.0% and 6.6%, which re-prices after five years to the one-year LIBOR plus a specified margin. As of December 31, 2020, our residential real estate portfolio had an average loan-to-value of the portfolio of 50%. At December 31, 2020 and 2019, we had $27.7 million and $43.7 million of single-family residential real estate loans, representing 1.5% and 3.2% of our total loans held for investment, net of discounts. There was one non-performing single-family residential real estate loan of $254 thousand, or 0.92% of the total single-family residential real loans at December 31, 2020. There were no non-performing single-family residential real estate loans at December 31, 2019. There were no single-family residential real estate loans on payment deferral at December 31, 2020.

Commercial Real Estate ("CRE") Loans. We originate commercial property and occasionally multi-family loans, principally within our market for both owner-users and investors. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current appraisals at the date of origination and other relevant information, and the loan underwriting is managed with a loan-to-value policy limit between 65% and 75%, an in-house guidance limit of 65%, and minimum debt service coverage ratio of 1.25x. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as office buildings, warehouses and production facilities, hospitality properties (such as hotels and motels), mixed-use residential and commercial, retail, commercial land and multi-family properties.

At December 31, 2020 and 2019, CRE loans totaled $712.6 million and $595.4 million, representing 37.7% and 43.3% of our total loans held for investment, net of discounts. This includes $550.8 million and $423.8 million of CRE loans secured by non-owner occupied properties and $161.8 million and $171.6 million of CRE loans secured by owner occupied properties at December 31, 2020 and 2019. Non-performing CRE loans totaled $2.8 million and $4.4 million, or 0.39% and 0.74% of total CRE loans at December 31, 2020 and 2019. There were no CRE loans on payment deferral at December 31, 2020.

Commercial and Industrial ("C&I") Loans. Our C&I loans are generally made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $10.0 million or less. These loans may be secured by a deed of trust on real estate or secured by a perfected commercial lien on non-real estate assets, such as accounts receivable and inventory or operating equipment. These loans may be revolving lines of credit, term equipment financing, amortizing or interest only, or lines of credit secured by general liens on accounts receivable, inventory or a borrower’s other business assets, which may include loans made to third parties.

At December 31, 2020 and 2019, C&I loans amounted to $388.8 million and $309.0 million, representing 20.5% and 22.5% of our total loans held for investment, net of discounts. We have non-performing C&I loans of $183 thousand and $229 thousand, which represented 0.05% and 0.07% of total C&I loans, as of December 31, 2020 and 2019. At December 31, 2020, two C&I loans on payment deferral totaling $2.8 million were reported as non-accrual and none were reported as TDRs pursuant to Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES") Act.

We also make loans that provide funding for executive retirement benefit programs. These loans are frequently secured by at least 90% of cash equivalent collateral, typically the cash surrender value ("CSV"), of one or more life insurance policies. The amount of the acceptable loan to CSV is dependent upon the credit quality of the insurer. A decline in the credit quality of the insurer would require the borrower to pledge additional collateral or substitute the CSV of one insurer for another or reduce the loan principal balance. At December 31, 2020 and 2019, these loans totaled $48.6 million and $49.7 million and the ratio of aggregate unpaid principal balance to aggregate CSV for this portfolio was 97.5% and 99.4%.

Small Business Administration (SBA) Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We have both a SBA 7(a) loan program, generally at variable rates, and a SBA 504 loan program, generally with an initial fixed rate for a term of between 5 and 7 years. We originate SBA 7(a) loans with the intention of selling the guaranteed portion as soon as the loan is fully funded and the guaranteed portion may be sold. The SBA 7(a) loan program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million, with the exception of CARES Act PPP loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 loan program is not guaranteed by the SBA, as there is a junior lien loan that is funded separately by the SBA. The SBA 504 loan program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 50% loan-to-value ratio on SBA 504 loan program loans at origination date. Our SBA 504 loans are typically made to manufacturing companies, wholesalers and retailers, hotels/motels, and other service businesses for the purpose of purchasing real estate, refinancing real estate, and property improvements or business equipment needs. SBA 504 loans can have maturities of up to 25 years. Typically, non-real estate secured loans mature in 10 years or less. In addition to real estate, collateral may also include inventory, accounts receivable and equipment. SBA loans are personally guaranteed. We generally sell the guaranteed portion of the SBA 7(a) loans and often the senior lien portion of SBA 504 loans in the secondary market and, for certain loans, retain the servicing responsibility. Consideration for the sale includes the cash received as well as the related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. The portions of the SBA 7(a) loans not sold but collateralized by real estate are monitored by collateral type and included in our CRE stress testing. Excluding PPP loans, our SBA portfolio represents 15.1% of total loans held for investment, net of discounts at December 31, 2020.

SBA PPP Loans. We participated in the PPP and had gross outstanding balances of $326.7 million, or $320.1 million, net of deferred fees of $6.6 million at December 31, 2020. Borrowers who used the funds from their PPP loans to maintain payroll and pay for certain eligible non-payroll expenses may have up to 100% of their loans forgiven by the SBA. The SBA began approving forgiveness applications relating to PPP loans we originated in 2020 and making payments as forgiveness was approved in the fourth quarter of 2020. At December 31, 2020, approximately $73 million of PPP loans were forgiven by the SBA or repaid by the borrowers. Net deferred fees of $1.8 million was accelerated to income at the time of SBA forgiveness or borrower repayment.

In 2021, we are participating in the First Draw and Second Draw PPP Loan Programs signed into law on December 27, 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act ("Economic Act"), which was included in the Consolidated Appropriations Act, 2021 (also known as "PPP Round 3"). Unless otherwise extended, PPP Round 3 is scheduled to expire on March 31, 2021. The maximum loan amount for First Draw borrowers is $10 million and is $2 million for the Second Draw borrowers. Like the 2020 PPP, loans originated in PPP Round 3 are fully guaranteed by the SBA and are subject to potential forgiveness by the SBA.

The following table presents the components of our SBA portfolio by program at the periods indicated:

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
SBA 7(a) (1)	$418,621	74.4%	$100,103	56.4%
SBA 504	144,221	25.6%	77,530	43.6%
Total SBA loans	$562,842	100.0%	$177,633	100.0%
(1) SBA 7(a) includes PPP loans with total gross outstanding principal of $326.7 million at December 31, 2020.

The following table summarizes the amount of guaranteed and unguaranteed SBA loans by top 5 industries at December 31, 2020:

Top 5 Industries (1)	SBA Guaranteed (2)	SBA Unguaranteed	Total	% of Total
	(dollars in thousands)
Hospitality (3)	$76,821	$42,484	$119,305	21.2%
Construction	41,102	6,993	48,095	8.5%
Health care and social assistance	37,455	9,738	47,193	8.4%
Professional, scientific, and technical services	33,047	28,312	61,359	10.9%
Manufacturing	31,239	21,948	53,187	9.4%
Others	131,240	102,463	233,703	41.6%
Total	$350,904	$211,938	$562,842	100.0%
(1) Based on Industry NAICS code.
(2) Included PPP loans with total gross outstanding principal of $326.7 million at December 31, 2020.
(3) Included restaurants industry.

    Non-performing SBA loans totaled $3.3 million and $6.6 million, which represented 0.58% and 3.73% of total SBA loans, at December 31, 2020 and December 31, 2019. There was one SBA 7(a) loan of $542 thousand on payment deferral at December 31, 2020.

Main Street Lending Program. We participated in the Federal Reserve's Main Street Lending Program in 2020. The program was intended to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Company originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold 95% participation interests in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase these interests. During the year ended December 31, 2020, the Company originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interests totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The program expired on January 8, 2021.

Deposit Products

As a full-service commercial bank, we focus deposit generation on operating and transaction accounts, including noninterest-bearing demand, interest-bearing demand, and money market accounts. We also offer time deposits and savings accounts. We market deposits by offering the convenience of “online banking,” “remote deposit capture” products, and mobile banking technology, which allows checks to be deposited from a mobile device. We also offer “e-statements” which allows customers to receive statements electronically. To assist in our marketing efforts, we hire seasoned business development officers and focus on generating noninterest-bearing demand deposits.

Our ability to gather deposits, particularly low-cost core non-volatile deposits, is an important aspect of our business and a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. At December 31, 2020, we had total deposits of $1.63 billion, including noninterest-bearing demand deposits of $820.7 million, or 50.2% of total deposits. This compares to $1.31 billion of total deposits, including $626.6 million of noninterest-bearing demand deposits, or 47.7% of total deposits, at December 31, 2019. Our total deposit cost for the year ended December 31, 2020 was 0.34% compared to 0.81% for the year ended December 31, 2019.

    As of December 31, 2020, our 10 largest deposit relationships totaled $460.1 million, or 28% of total deposits; this compares to $370.9 million, or 28.2% of total deposits, at December 31, 2019. In addition, we have 109 deposit relationships with aggregate balances over $2 million, including our 10 largest depositors, which total $1.00 billion, representing 61% of total deposits at December 31, 2020.
For customers that want full FDIC insurance on time deposits in excess of $250,000, we offer the CDARS® program which allows us to place the time deposits with other participating banks to maximize the customers’ FDIC insurance. In December 2018, the FDIC issued a final rule under Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act that exempted well-capitalized and well-rated institutions for treating reciprocal deposits as brokered deposits up to the lesser of 20% of its total liabilities or $5 billion. At December 31, 2020, our Community Bank Leverage Ratio ("CBLR") of 10.28% qualified us as a "well-capitalized" financial institution. At December 31, 2020, our reciprocal CDARS® deposits totaled $25.1 million, representing 1.3% of total liabilities. We also had one-way CDARS®

deposits which are considered brokered deposits. At December 31, 2020, our one-way CDARS® deposits totaled $16.5 million, representing 1.01% of total deposits.

In addition to the CDARS® program, we offer the Demand Deposit MarketplaceSM ("DDM") program which provides additional FDIC insurance for customers with non-interest bearing or interest-bearing deposits. The deposits are processed through the DDM deposit network into other member banks in increments of less than the FDIC insured maximum in order to provide the customer full FDIC insurance coverage. We receive an equal dollar amount of deposits ("reciprocal deposits") from other DDM member banks in exchange for the deposits we place into the DDM network. These reciprocal deposits are considered non-brokered deposits and recorded as interest checking deposits and money market accounts in the consolidated balance sheets at December 31, 2020. The DDM reciprocal deposits totaled $165.9 million at December 31, 2020.

Well-capitalized institutions are not subject to limitations on brokered deposits. Generally, we limit the use of brokered deposits to long-term (maturity dates in excess of one year at the time of placement) and callable deposits. Because the deposits pay a fixed interest rate for a longer period of time, they provide us with protection against increasing deposit costs as a result of rising interest rates. Furthermore, because the deposits can be called by us, they also provide us with the ability to decrease deposit cost if there is a fall in market interest rates. During 2020, we also participated in the Insured Cash Sweep ("ICS") deposit program. Through this ICS deposit program, we have the ability to place deposits through the networks for which we receive no matching deposits ("one-way" deposits). These one-way ICS deposits are considered brokered deposits and recorded as interest-bearing non-maturity deposits in the consolidated balance sheets. Total brokered non-maturity deposits at December 31, 2020 and 2019 were $78.7 million and $48.1 million, representing 4.8% and 3.7% of total deposits. Total brokered time deposits as of December 31, 2020 and 2019 were $101.1 million and $50.4 million, representing 6.2% and 3.8% of total deposits.

We participate in the Time Deposit Program administered by the California State Treasurer. At December 31, 2020 and 2019, time deposits from the State of California totaled $10.0 million and $25.1 million. These deposits are included in our aforementioned 10 largest deposits. In connection with our participation in this program, we purchased $11.0 million and $27.5 million in letters of credit issued by FHLB as collateral at December 31, 2020 and 2019.

Treasury Management Services. Treasury Management products play an integral role in growing our deposit base by providing our customers with the tools to bank efficiently and conveniently. These products and services are a critical component in attracting complex business and specialty deposit customers, such as 1031 Exchange companies, property management companies, developers, attorneys, accountants, manufacturers and real estate contractors that have specialized deposit service needs. The Treasury Management services we offer include automatic transfer (sweep) of funds between accounts, automated clearing house services (e.g., ACH origination, direct deposit, direct debit and electronic cash concentration and disbursement), commercial cash vault services, lockbox, zero balance accounts, current and prior day transaction reporting, bank statement retrieval, reconciliation services, fraud prevention tools and account analysis.

Online Banking. We offer banking services online from our secure website – www.firstchoicebankca.com. Our online banking systems allow customers the ability to access their accounts 7-days-a-week, 24-hours-a-day to obtain account information and complete many common transactions including electronic bill pay, data download, transfer funds, view images of canceled checks, view deposits, view account statements, issue stop payment requests, and transfer funds via Zelle® (available for consumer accounts only). Commercial online customers can view their accounts online, transfer funds internally, place stop payments, initiate wire transfers, initiate Automated Clearing House (“ACH”) debits and credits, pay state and federal taxes electronically, export information to Quicken®, QuickBooks®, or Excel Spreadsheets and utilize robust reporting tool features. We also offer ACH and Check Positive Pay antifraud services which allows a business to review their ACH debit transactions and their issued checks daily and then provides them with the ability to pay or reject any item.

    Mobile Banking. We offer mobile banking services to consumer and business customers. Our mobile banking applications allow customers to access their account information, make transfers, deposit checks, manage their debit card security and pay bills while on the go and from the convenience of their registered mobile device.

Remote Deposit. We also offer qualified commercial customers a remote deposit capture (“RDC”) product that allows businesses to process check deposits from the convenience of their location.

Specialty Deposit Group. Our Specialty Deposit Group was established to focus on banking large complex business customers. The dedicated service team manages new and existing specialty relationships and provides ongoing analysis, monitoring and support. Targeted specialty niches include but are not limited to escrow companies, 1031 exchange accommodators, contractor retention escrows, receivership, healthcare, and property management companies.

Other Services. In addition to a full complement of lending and deposit products and related services, we provide customers, through other providers, access to Automated Teller Machines (“ATMs”) using their Visa® EMV Debit Cards; bank-by-mail, courier services, domestic and international wires, credit cards and documentary collection. We reimburse customers for surcharges for any transactions conducted on another bank’s ATMs.

Market Area and Competition

Our primary market area includes the seven Southern California counties composed of Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Imperial. The economic base of the area is heavily dependent on small- and medium-sized businesses. Our relationship management team consists of experienced bankers involved with the business communities in their market areas. Their business development efforts are augmented by referrals from our Board of Directors and existing customers. The members of our management team, in particular, are well experienced in business lending, supporting middle-market banking needs, and generating value-added banking services to small- and medium-sized businesses.

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

Our ability to compete is based primarily on our ability to develop a relationship, built upon customer service and responsiveness to customer needs. Our “preferred lender” status with the SBA allows us to approve SBA loans faster than many of our competitors. We distinguish ourselves with the availability and accessibility of our senior management to customers and prospects. In addition, our knowledge of our markets and industries assists us in locating, recruiting and retaining customers. Our ability to compete also depends on our ability to continue to attract and retain our senior management and experienced relationship managers.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is exempted from certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•we may present as few as two years of audited consolidated financial statements and two years of related management discussion and analysis of financial condition and results of operations;
•we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
•we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the reduced disclosure requirements relating to executive compensation and the number of years of financial information presented and, in the future, we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering which would be December 31, 2023, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934.

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

Human Capital

    At December 31, 2020, we had 186 full time equivalent (“FTE”) employees. We have been named as one of American Banker's Best Banks to Work For by American Banker and Best Companies Group for the three most recent consecutive years, including 2020.

We have assembled a diverse and experienced staff of dedicated and qualified professionals who are committed to delivering the highest levels of customer service. The majority of our senior management team has at least 15 years of banking experience, and several key personnel have more than 30 years of banking experience. None of our employees are represented by collective bargaining agreements with us.

We believe that diversity encourages innovation and problem-solving, and our team's differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. We are proud of our cultural- and gender-diverse workforce, with a majority of our active employees identifying as ethnic minorities approximately 37% identify as Asian and 32% identify as Hispanic at December 31, 2020, and approximately 66% of our workforce and 43% of our executive management team are made up of women. In 2020, we appointed a female director to our Board of Directors (“Board”) and hope to continue to increase diversity on our Board to align with our culture of a diverse workforce. We have achieved this level of diversity and inclusion through concerted efforts to raise awareness about gender roles, religion, disability, ethnicity and sexual orientation and all other characteristics protected by federal, state and local laws, by using formal and mandatory training. We promote the fair inclusion of minorities, women and other protected classes in our workforce by publicizing employment opportunities, creating relationships with minority and women professional organizations and educational institutions, creating a culture that values the contribution of all employees, and encouraging a focus on these objectives when evaluating the performance of managers. In addition, we are certified as a Minority Depository Institution (MDI), as a majority of our Board of Directors are minorities and the communities we serve are comprised predominantly of ethnic minorities.

As our workforce continues to grow, we know that diversity, equity and inclusion are the keys to ensuring we can continue to best serve our clients. Our focus is to support a culture of acceptance and to provide the necessary tools to all employees to be well-equipped for success, including ongoing diversity and leadership training, policies that support diversity and prohibit discrimination, continual implementation of innovative technology and an emphasis on teamwork. We believe our employees are our best asset, and investing in our people will help them and the Company to grow and thrive.

In addition to the charities and community programs we support through donations, we have a dedicated volunteer time program that encourages our employees to volunteer with local charities and community organizations of their choice. We also provide opportunities for directors and employees to volunteer in support of local community development organizations and initiatives.

We are committed to providing our employees and customers with a safe environment in which to work and transact. Although the COVID-19 pandemic presents challenges to maintaining employees and customers' safety we continue to be opened for business. We launched a proactive response to the escalating COVID-19 outbreak that included an internal coronavirus resource page, we encouraged employees to work remotely where possible during the pandemic and reimbursed them for certain home office expenses. As of December 31, 2020, we have approximately 60% of non-branch employees working remotely. We did not furlough or lay-off any employees as a result of the pandemic. We also provided free COVID-19 testing, expanded our leave policies and enhanced access to 401(k) funds. Our banking centers are open for business, while our online banking network is continuously available for digital banking transactions.

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

Regulation of the Holding Company Generally

    The holding company is a legal entity separate and distinct from the Bank. As a bank holding company, it is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”) and, therefore, is subject to supervision, regulation and inspection by the Federal Reserve. The holding company is also subject to certain provisions of the California Financial Code which are applicable to bank holding companies. In addition, because the holding company’s common stock is registered with the Securities and Exchange Commission, or SEC, it is subject to the SEC’s disclosure and periodic filing requirements as promulgated by the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934. Our common stock is listed on the Nasdaq Capital Market under the trading symbol “FCBP” and, accordingly, we are also subject to the rules of Nasdaq for listed companies.

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

    The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank. Acquisitions by both the holding company and the Bank also require the prior approval of the DFPI pursuant to the California Financial Code.

    The holding company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions on transactions between affiliates. The Bank is also subject to laws and regulations requiring that all extensions of credit to our executive officers, directors, principal shareholders and related parties must, among other things, be made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

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

Regulation of the Bank Generally

As a state-chartered member bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the Federal Reserve and to state regulation by the DFPI.

Community Bank Leverage Ratio. Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Growth Act”) directed federal banking agencies to draft regulations establishing a new CBLR pursuant to which banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the 9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements. A banking organization meets the definition of a “qualifying community banking organization” if the organization has:

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

The Bank has opted into the CBLR framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2020, the Bank's CBLR was 10.28% which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

Prompt Corrective Action Provisions. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. As discussed above, a qualifying community banking organization, such as the Bank, that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

For community banking organization that do not qualify for, or qualify for but fall out of or do not opt into, the CBLR framework, the federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than

6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment.

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
    Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification as calculated based on its average consolidated total assets less its average tangible equity. The Dodd-Frank Act revised the FDIC’s fund management authority by establishing a minimum Designated Reserve Ratio of 1.35 percent of total estimated insured deposits and redefining the assessment base to be calculated as average consolidated total assets minus average tangible equity. The Bank’s Deposit Insurance Fund ("DIF") quarterly assessment is calculated by multiplying its assessment base by the applicable assessment rate. The Bank's annual assessment rate was 6.22 basis points based on its September 30, 2020 assessment invoice.

On September 30, 2018, the DIF reserve ratio reached 1.36%. The FDIC issued assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for their portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC issued the assessment credits of $352 thousand to the Bank, of which $212 thousand was received in 2019 and the remaining assessment credits were applied in 2020. As of June 30, 2020, the DIF reserve ratio fell to 1.30% as result of extraordinary insured deposit growth from the COVID-19 pandemic. On September 15, 2020, the FDIC Board of Directors waived the provision of the FDIC’s assessment regulations requiring that the reserve ratio must be at least 1.35 percent for the FDIC to remit the full nominal value of an insured depository institution’s remaining assessment credits. All remaining small bank credits were refunded on the September 30, 2020, assessment invoice, ending the application of small bank credits.

Effective June 26, 2020, the FDIC adopted a Final Rule to mitigate the effect on deposit insurance assessments when an insured institution participates in either or both the PPP and Money Market Mutual Fund Liquidity Facility ("MMLF"). Under the rule, the FDIC provides adjustments to the risk based premium formula and certain of its risk ratios, and provides an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP and MMLF.

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

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in September 2020, the Federal Reserve Board issued for public comment proposed rules to modernize the agencies' regulations under the CRA. We will continue to evaluate the impact of any changes to the CRA regulations.

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

    In June 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA gives “consumers” (generally natural persons who are California residents) four basic rights in relation to their personal information: (i) the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold; (ii) the right to “opt out” of allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in); (iii) the right to have a business delete their personal information, with some exceptions; and (iv) the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the CCPA.

    In November 2020, the California Privacy Rights Act (“CPRA”) was enacted into law which enhances the CCPA with enforcement of stricter protection of consumer privacy and adds additional requirements for businesses. The CPRA will be in full effect on January 2023, with a 1-year look back period for all data collected as of January 1, 2022. The employee and business-to-business exemption has been extended from January 1, 2021 to January 1, 2023. As a regulated financial institution, we are already complying with both federal and state financial privacy laws and regulations, many of which either overlap with the requirements of the CCPA or supersede the requirements of the CCPA. However, given the expansion of CCPA rights under the CPRA and that the CPRA is not yet effective, we are not able to assess the impact of compliance with the additional requirements of the CPRA may have on operational expenses, which could be significant.

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

Anti-Money Laundering and Suspicious Activity. Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act) require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on clients. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition. The Patriot Act of 2001 substantially enhanced anti-money laundering and financial transparency laws and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

Office of Foreign Assets Control ("OFAC") Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are based on their administration by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.

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

COVID-19 RELATED RISKS

The effects of widespread public health emergencies such as the outbreak of COVID-19, has negatively affected the U.S. economy and will likely negatively affect our local economies and may disrupt our operations, which would have an adverse effect on our business or results of operations.

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
•reduced consumer spending due to both job losses and other effects attributable to COVID-19;
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
•difficult economic and market conditions may adversely affect our industry, including changes to the commercial real estate market where we have a concentration in loans secured by commercial real estate;
•disruptions in the real estate market could materially and adversely affect our business;
•we could be liable for breaches of security in our online banking services;
•deteriorating credit quality has adversely impacted us in the past and may adversely impact us in the future;
•our allowance for loan loss may not be adequate to cover actual losses;
•the repayment of our income property loans, consisting of non-owner occupied commercial real estate loans, may be dependent on factors outside our control or the control of our borrowers;
•we are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences;
•we compete against larger banks and other institutions who may have more resources to absorb some of the costs adverse effects of COVID19; or
•we may be unable to, or choose not to, pay dividends on, or repurchase, our common stock.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, consolidated financial condition and consolidated results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, consolidated financial condition and consolidated results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, consolidated financial condition and consolidated results of operations.

Concern about the spread of COVID-19 has caused and is likely to continue to cause business disruptions which may cause our customers to be unable to make scheduled loan payments.

Currently, COVID-19 is continuing to spread through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession and reduced economic activity. Certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that are quarantined or under stay-at-home orders. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

Further, our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our loan portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

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

We rely upon third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in increased losses in our loan portfolio, all of which would impact our earnings and capital.

There are significant operational risks associated with modified work programs in response to the COVID-19 pandemic and governmental and regulatory responses thereto.

We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with over 60% of our employees working remotely from their homes to have our operations uninterrupted as much as possible. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19 and governmental and regulatory responses thereto.

In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent and expects to maintain this target range until it is confident the economy is on track to achieve its maximum employment and price stability goals, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, consolidated financial condition or consolidated results of operations.

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

We have a niche in the hospitality industry which has been materially affected by the ongoing COVID-19 pandemic.

At December 31, 2020, our total loan commitments to the hospitality industry was $241.2 million, of which $212.3 million was outstanding, representing 11.2% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. We originated $25.8 million hospitality PPP loans which are fully guaranteed by the SBA. We also originated four loans to the hospitality industry under the Main Street Lending Program in a principal amount totaling $14.4 million and sold 95% participation interests totaling $13.7 million to the SPV reducing the Company's net exposure to $700 thousand at December 31, 2020. The effects of the COVID-19 pandemic on the hospitality business segment are unprecedented with global demand for lodging, food and travel drastically reduced and, for many borrowers in lodging, occupancy levels reaching historic lows. As a result, revenues of our borrowers heavily involved in this industry segment have declined significantly and this trend may continue which could adversely affect the ability of our borrowers within the hospitality industry to make payments on their loans when due, impair the value of the collateral securing their loans to us, and/or reduce demand from this industry segment for our products and services, any of which individually, or in the aggregate, may have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. In particular, any such transition could:

•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally
•adversely affect the value of our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally
•prompt inquiries or other actions from regulators in respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate
•result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or reformed SONIA

Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, because we do not have a material amount of LIBOR-based products and our credit documentation provides for the flexibility to move to alternative reference rates, our Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

Disruptions in the real estate market could materially and adversely affect our business.

While overall the U.S. economy has experienced a prolonged low interest rate environment, the Southern California real estate market has recovered from what had been a substantial decline during the prior recession. On December 31, 2020, 37.7% and 10.5% of our total loans held for investment, net, were comprised of commercial real estate and construction loans, respectively. Of the commercial real estate loans, 29.1% was non-owner-occupied. Because a significant portion of our loans are secured by real estate, any new downturn in the real estate market could materially and adversely affect our business. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would likely experience greater exposure to risk of loss on loans.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") also known as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. As a “smaller reporting company,” we will be required to comply with the new standard on January 1, 2023. The Company is considering early adoption of ASU 2016-13. In December 2018, the regulatory agencies approved a final rule that provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements, or operational losses. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, and certain of our third-party partners, such as our internet-based services to our clients, including mobile and online banking services either directly or through an arrangement with a service bureau or third-party or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches, and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees.

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

Additionally, the regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our consolidated financial condition and consolidated results of operations.

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for senior executives and skilled personnel in the banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. In addition, we continue to recruit qualified individuals to succeed existing key personnel to ensure the growth and successful operation of our business. If for any reason we are unable to continue to attract or retain qualified employees, our performance, including our competitive position, could be materially and adversely affected. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

CREDIT RISKS

Deteriorating credit quality has adversely impacted us in the past and may adversely impact us in the future.

When we lend money or commit to lend money, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. The performance of these loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations, which could result in a higher level of loan losses and allowance for loan losses ("ALLL"). We reserve for loan losses by establishing reserves through a charge to earnings. The amount of these reserves is based on our assessment of loan losses inherent in the loan portfolios including unfunded credit commitments. The process for determining the amount of the ALLL, and the reserve for unfunded credit commitments is critical to our financial results and condition. It requires difficult, subjective, and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of our borrowers to repay their loans.

Our Management might underestimate the loan losses inherent in our portfolios and have loan losses in excess of the amount reserved. We might increase the ALLL and reserve for unfunded commitments because of changing economic conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior or changing protections in credit agreements. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments. We believe that both the ALLL and the reserve for unfunded commitments are adequate to cover incurred credit losses inherent in the loan portfolio and unfunded credit commitments at December 31, 2020; however, there is no assurance that they will be sufficient to cover future loan losses, especially if the commercial real estate market and employment conditions experience a decline. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce earnings. For more information, refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Problem Loans.

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

Deterioration in economic conditions and pandemic events such as COVID-19 affecting our borrowers and collateral, new information regarding existing loans, identification of problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of our Management. In addition, if charge-offs in future periods exceed the ALLL, we will need additional provisions to increase the ALLL. Any increases in the ALLL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our consolidated financial condition and consolidated results of operations. Please refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses for further discussion related to our process for determining the appropriate level of the ALLL.

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

Severe weather, natural disasters, or other climate change-related matters could significantly affect our business especially for loans secured by commercial real estate.

Our primary market is located in an earthquake-prone zone in Southern California, which is also subject to other weather or disasters, such as severe wildfire, earthquakes, drought, or flood. These events could unexpectedly interrupt our business operations. Climate-related physical changes and hazards (e.g. properties in coastal areas have higher risk of rising sea level and erosions or damages to the properties (e.g. tsunamis, landslides, floods, etc.) could also pose credit risks for us. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

Our concentration in loans secured by commercial real estate (including owner-occupied nonresidential properties, other nonresidential properties, construction, land development and other land, and multifamily residential properties) has increased from 441% of total risk-based capital at December 31, 2019 to 456% of total risk-based capital at December 31, 2020. While our risk management practices are designed to closely monitor these loans as well as the market conditions, and analyze the impact of various stress scenarios on these loans, it is possible that an adverse change in the Southern California commercial real estate market could result in loan losses or the need to increase reserves or capital costs which could have a negative impact on consolidated financial condition and consolidated results of operations, capital, prospects, or reputation.

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

Non-owner occupied commercial real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate, are not fully amortized with large balloon payments upon maturity, and have a longer holding period for the collateral in a foreclosure proceeding. Accordingly, if we make any errors in judgment in the collectability of our non-owner occupied commercial real estate loans, any resulting charge-offs may be larger on a per loan basis. As of December 31, 2020, our non-owner occupied commercial real estate loans totaled $550.8 million or 29.1% of our total loans held for investment, net of discounts.

Real estate construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

The risks inherent in real estate construction loans may adversely affect our business, consolidated financial condition, and consolidated results of operations. Such risks include, among other things, (i) the possibility that contractors may fail to complete, or complete on an untimely basis, construction of the relevant properties; (ii) substantial cost overruns in excess of original estimates and financing are incurred; (iii) market deterioration occurs during construction; and (iv) a lack of permanent take-out financing arises. Loans secured by such properties also involve additional risk because they have no operating history. The costs may exceed a project's realizable value in a declining real estate market and such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. Real estate construction loans, including land development loans, comprised approximately 10.5% of our total loans held for investment, net of discounts, as of December 31, 2020.

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

The Federal Regulatory Agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. There have been concerns about commercial real estate lending and underwriting expressed by the agencies along with historical concerns that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. The regulatory definition of a commercial real estate concentration excludes owner-occupied commercial real estate loans, but includes unsecured commercial and industrial loans for the purpose of real estate that are not secured by real estate. As of December 31, 2020, our commercial real estate concentration exceeded the regulatory guideline (as defined by the federal bank regulators) of 300% of total risk-based capital and exceeded 50% growth of our commercial real estate related loans over the past 36 months due primarily to the PCB acquisition. Our internal policy is to limit our commercial real estate concentration to 350% of total risk-based capital. Our commercial real estate concentration, as defined by regulatory guidance, was 308% of total risk-based capital at December 31, 2020, as compared to 314% at December 31, 2019. In addition, the federal bank regulators established a guideline of 100% of total risk-based capital for loans secured by commercial real estate construction and land development loans. Our internal policy is to limit these loans to 150% of total risk-based capital. At December 31, 2020 and 2019, total loans secured by commercial real estate under construction and land development represented 94% and 125% of total risk-based capital. If our risk management practices with regard to this portion of our portfolio are found to be deficient, it could result in increased reserves and capital costs or a need to reduce this type of lending which could negatively impact earnings.

Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans are generally the working assets of a business that fluctuate in value, may depreciate over time, and could be difficult to appraise. As of December 31, 2020, our commercial and industrial loans totaled $388.8 million, or 20.5% of our total loans held for investment, net of discounts.

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

The banking industry is subject to extensive federal and state regulation, and significant new laws and regulations or changes in, or repeals of, existing laws and regulations, and the manner in which the changes are applied may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. For further discussion of the regulation of financial services, please refer to Part I, Item 1 - Business - Regulation and Supervision.

We may incur fines, penalties, and other negative consequences from regulatory violations, which are possibly even for inadvertent or unintentional violations.

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

For example, the Bank Secrecy Act of 1970, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. In addition, the Community Reinvestment Act, or CRA, imposes upon the Company a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of our entire community, and requires our federal banking regulators to evaluate the Company’s record in meeting the credit needs of our communities, including low- and moderate-income neighborhoods, and to take that record into account in their evaluation of certain regulatory applications, such as applications for mergers, consolidations and acquisitions or the Company’s engagement in certain activities pursuant to the Gramm-Leach-Bliley Act (the “GLB”). An unsatisfactory rating may be the basis for denying such application. Accordingly, a determination that our policies, procedures and systems are deficient under the Bank Secrecy Act of 1970 or our record of meeting the credit needs of our entire community, including low and moderate income neighborhoods, is less than satisfactory could materially limit our ability to, or otherwise prevent us from, engaging in any expansion activities or any other activities contemplated in our strategic plan. Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional, and even though systems and procedures designed to ensure compliance were in place at the time.

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

We expect there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. In particular, California’s recently enacted privacy laws, the California Consumer Privacy Act and the California Privacy Rights Act, give consumers significant rights over the use of their personal information and provides a private right of action for security breaches. Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations, or other standards may require us to incur additional costs and restrict our business operations, especially since different jurisdictions may have enacted different laws with varying compliance obligations.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain shareholder approval of any golden parachute payments not previously approved. To the extent we take advantage of any of these reduced reporting burdens in this Annual Report and future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

There is a risk that we may be dropped from inclusion in the Russell 2000 Index which could result in a decline in the price of our stock.

Although we are currently included in the Russell 2000® Index, there is a risk that we could be dropped from inclusion when the list of public companies included in the Russell 2000® Index is reconstituted in May 2021 which could result in a decline in demand for our common stock and, accordingly, the trading price of our common stock following such event. Investment banks have estimated that the market capitalization cutoff for the Russell 2000 index would be increased to roughly $245 million from about $95 million due to recent strong small-cap performance, special purpose acquisition company, or SPAC, activity, strong IPO activity and the depressed mergers and acquisitions environment in 2020. Our market capitalization fluctuates based on the market price of our common stock and, between March 1, 2021 and March 12, 2021, our market capitalization fluctuated between a low of $245 million and a high of $288 million based on the lowest closing price of $20.72 per share and the highest closing price of $24.33 per share during this period.

Our accounting policies and processes are critical to how we report our consolidated financial condition and consolidated results of operations. They require Management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report our consolidated financial condition and consolidated results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require Management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our consolidated financial statements, including the allowance for loan losses, valuation of acquired loans, the valuation of goodwill and core deposit intangible and the valuation of deferred tax assets, among other items. If assumptions or estimates underlying our consolidated financial statements are incorrect, we may experience material losses.

Management has identified certain accounting policies as being critical because they require Management’s judgment to ascertain the valuations of assets, liabilities, and contingencies. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust our accounting policies or consolidated financial statements. Please refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

The price of our common stock may be volatile or may decline.

The stock market and, in particular, the market for financial institution stocks, may experience significant volatility based on its history. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our consolidated financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in the “Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation. Among the factors that could affect our stock price, certain of which are beyond our control, are:

•actual or anticipated quarterly fluctuations in our consolidated financial condition and consolidated results of operations;
•publication of research reports and recommendations by financial analysts;
•failure to meet analysts’ revenue or earnings estimates;
•failure to continue our common stock repurchase program or payment of dividends;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings actions by institutional shareholders;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•political events, elections, or changes in government or administration;
•proposed or adopted regulatory changes or developments;
•anticipated or pending investigations, proceedings, or litigation that involve or affect us
•deletion from a well-known index; and
•domestic and international economic factors unrelated to our performance.

There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to our holding company, in particular, federal and state banking laws regulate the amount of dividends that may be paid by the bank without prior approval.

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

We elected into the CBLR, framework, beginning with our regulatory report filed for the first quarter of 2020. Under the CBLR framework, if the Bank maintains a leverage ratio of greater than 9%, it will be considered to have satisfied the generally applicable risk-based and leverage capital requirements of the capital rules of its federal bank regulator and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Even though the Bank meets the above-stated criteria, its federal banking regulators have reserved the authority to disallow the use of the CBLR framework based on the risk profile of the banking organization.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

The Bank’s failure to maintain the minimum leverage ratio under the CBLR framework will result in our Bank having to comply with the generally applicable capital rules, including the capital conservation buffer requirements thereof at which time, the failure to maintain this capital conservation buffer above certain levels will result in restrictions on our ability to make dividend payments and repurchases of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Cerritos, California. We lease all of our facilities and believe that if necessary, we could secure suitable alternative facilities on similar terms without materially adversely affecting operations. The following table provides certain information regarding the purpose and physical location of our offices at March 1, 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our common stock began trading on the Nasdaq Capital Market under the symbol “FCBP” on May 1, 2018. Prior to that, our common stock was traded on the OTCQX® Best Market (“OTCQX”) under the symbol "FCBP".

Holders

    As of March 1, 2021, we had 448 holders of record of our common stock based on the records of our transfer agent, and the closing price of our common stock was $20.72 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends

Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid an increasing level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. The payment of dividends on our common stock in 2020 and the legal and regulatory limitations on our ability to pay dividends on our common stock and the ability of the Bank to pay dividends to the holding company is discussed in more detail at Part I, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends.

Securities authorized for issuance under equity compensation plans

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” contained in our 2021 Proxy Statement expected to be filed with the SEC within 120 days after the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.”

For information regarding securities outstanding and available under our 2013 Omnibus Stock Incentive Plan (“2013 Plan”), which is our active equity compensation plan, refer to Note 14 - Stock-Based Compensation to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Unregistered Sales of Equity Securities

    None.

Issuer Purchases of Equity Securities

    The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2020:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
October 1 – 31, 2020	548	$13.58	—	695,489
November 1 – 30, 2020	10	$16.53	—	695,489
December 1 – 31, 2020	16	$18.07	—	695,489
Total	574	$13.76	—
(1)     The total number of shares repurchased during the periods indicated were shares withheld for income tax purposes in connection with the vesting of restricted stock awards. The shares were valued at the closing price of our common stock on the dates of vesting.

(2) On December 3, 2018, our Board authorized a stock repurchase program providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares, although we are not obligated to repurchase any particular number of shares under this program. On March 17, 2020, our Board suspended the stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

    The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2020. This information should be read in conjunction with our audited consolidated financial statements and accompanying notes included in Item 8 - Financial Statements and Supplementary Data, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

	As of and for the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except share data)
Results of Operations:
Interest and dividend income	$91,615	$90,354	$64,377
Interest expense	6,879	12,092	8,710
Net interest income	84,736	78,262	55,667
Provision for loan losses	5,900	2,800	1,520
Net interest income after provision for loan losses	78,836	75,462	54,147
Noninterest income	8,607	7,700	3,610
Noninterest expense	46,468	43,240	36,192
Net income before taxes	40,975	39,922	21,565
Income taxes	12,024	12,074	6,435
Net income	$28,951	$27,848	$15,130

Per Common Share Data:
Basic earnings per common share [1]	$2.48	$2.38	$1.66
Diluted earnings per common share [1]	$2.47	$2.36	$1.64
Cash dividends declared per common share	$1.00	$0.85	$0.80
Book value per common share outstanding	$23.98	$22.50	$21.16
Tangible book value per common share outstanding [2]	$17.29	$15.70	$14.33
Shares outstanding at period end	11,705,684	11,635,531	11,726,074
Weighted average shares outstanding - Basic	11,569,128	11,586,651	9,015,203
Weighted average shares outstanding - Diluted	11,617,780	11,687,089	9,143,242

Balance Sheet Data:
Investment securities, available-for-sale	$42,027	$26,653	$29,543
Investment securities, held-to-maturity	1,358	5,056	5,322
Loans held for sale	9,932	7,659	28,022
Loans held for investment	1,880,777	1,374,675	1,250,981
Loans held for investment, net	1,861,610	1,361,153	1,239,925
Total assets	2,283,115	1,690,324	1,622,501
Noninterest-bearing deposits	820,711	626,569	546,713
Total deposits	1,634,158	1,313,693	1,252,339
Borrowings	145,000	90,000	104,998
Paycheck Protection Program Liquidity Facility	204,719	—	—
Senior secured notes	2,000	9,600	8,450
Total shareholders’ equity	280,741	261,805	248,069

Performance Metrics:
Return on average assets	1.38%	1.74%	1.28%
Return on average equity	10.70%	10.93%	9.09%

	As of and for the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except share data)
Return on tangible equity [2]	15.10%	15.90%	11.38%
Yield on average earning assets	4.64%	6.05%	5.70%
Cost of interest-bearing liabilities	0.64%	1.61%	1.32%
Net interest margin	4.28%	5.24%	4.93%
Dividend payout ratio	40.41%	35.65%	50.13%
Equity to assets ratio	12.30%	15.49%	15.29%
Loans[3] to deposits ratio	115.09%	104.64%	99.89%
Efficiency ratio [2]	49.78%	50.30%	61.06%

	December 31,
	2020	2019	2018
	(dollars in thousands)
Credit Quality:
Loans 30-89 days past due [4]	$54	$1,767	$484
Loans 30-89 days past due [4] to total loans held for investment	—%	0.13%	0.04%
Non-performing loans [4]	$6,446	$11,265	$1,722
Non-performing loans [4] to total loans held for investment	0.34%	0.82%	0.14%
Non-performing assets [4]	$6,446	$11,265	$1,722
Non-performing assets [4] to total assets	0.28%	0.67%	0.11%
Allowance for loan losses	$19,167	$13,522	$11,056
Allowance for loan losses to total loans held for investment	1.02%	0.98%	0.88%
Allowance for loan losses as a percentage of total loans held for investment excluding PPP loans	1.23%	0.98%	0.88%
Allowance for loan losses to non-performing loans [4]	297.3%	120.0%	642.0%
Net charge-offs	$255	$334	$961
Net charge-offs to average loans	0.01%	0.03%	0.10%

Regulatory Capital Ratios (First Choice Bank):
Community Bank Leverage Ratio [5]	10.28%	—%	—%
Tier 1 leverage ratio	N/A	12.01%	12.03%
Common equity Tier 1 capital	N/A	13.04%	13.26%
Tier 1 risk-based capital ratio	N/A	13.04%	13.26%
Total risk-based capital ratio	N/A	14.03%	14.18%
(1)Basic and diluted earnings per share are based on the two-class method; net income available to common shareholders excludes dividends and earnings allocated to participating securities.
(2)Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.
(3)Amount includes PPP loans.
(4)Amount excludes Purchased Credit Impaired ("PCI") loans.
(5)The Bank opted into the CBLR framework, beginning with the Call Report filed for March 31, 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our consolidated financial condition at December 31, 2020 and 2019, and our consolidated results of operations for the two years ended December 31, 2020. Our consolidated financial statements and the supplemental financial data appearing elsewhere in this Annual Report should be read in conjunction with this MD&A.

Overview

First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First
Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank in 2018. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp,” or the “holding company,” refer to First Choice Bancorp on a standalone basis. The words “we,” “us,” “our,” or the “Company” refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

    The Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through eight full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties.

Effective January 29, 2021, the Rowland Heights branch was sold to a third party financial institution who acquired certain branch assets and assumed certain branch liabilities, including deposit liabilities and the Company’s obligations under the Rowland Heights branch lease. No loans were sold as part of this transaction. As of the date of sale, the Rowland Heights branch had total deposits of $22 million.

    As a California-chartered member bank, the Bank is primarily regulated by the California Department of Financial
Protection and Innovation (the “DFPI”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank’s deposits are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (the “FDIC”).

Recent Developments

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the businesses of our clients. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact, the duration of the COVID-19 pandemic and the efficacy of vaccines and other treatment options. For a more detailed discussion of some risks and uncertainties from or relating to the COVID-19 pandemic that could materially and adversely affect our consolidated financial condition and consolidated results of operations, see Part 1, Item 1A - Risk Factors in this Annual Report. See also “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” herein.

For accounting policies related to COVID-19 loan payment deferrals authorized under the CARES Act, please refer to NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Guidance on non-TDR loan modifications due to COVID-19 and NOTE 3. LOANS to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

Key Events and Updates Related to COVID-19:

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

Continued Support for Employees, Clients, and Communities.

• At December 31, 2020, all branches were fully re-opened with appropriate safety precautions in place. Safety and precautionary measures we have implemented include: germ guards, social distancing markers, PPE (masks, gloves and hand sanitizer), daily enhanced cleaning with CDC recommended disinfectants, limited same time client entry and reduced lobby hours
• No employee lay-offs, or furloughs
• $120,000 in donations to over 50 non-profit organizations within our footprint that serve communities disproportionately impacted by COVID-19 and the economic distress of this pandemic

Governmental Credit Assistance Programs

In response to the market volatility and instability resulting from the pandemic, the federal government passed the
CARES Act in March 2020 which authorized certain government-sponsored credit programs, including the Paycheck Protection Program ("PPP") and the Main Street Lending Program. The loan programs and the Company's participation in these programs are discussed below:

Paycheck Protection Program. On March 27, 2020, the CARES Act was signed into law authorizing the SBA to guarantee an aggregate of up to $349 billion in forgivable PPP loans to assist small businesses nationwide adversely impacted by the COVID-19 pandemic. On April 24, 2020, the PPP and Health Care Enhancement Act was signed into law and provided an additional $310 billion in funding and authority for the PPP. On June 5, 2020, the PPP Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to contractual maturity, the deferral of loan payments, and the forgiveness of such loans. Under the Flexibility Act, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. The Flexibility Act also increased the period during which PPP loan proceeds may be used for purposes that qualify the loan for forgiveness (the “covered period”) to 24 weeks. Under the Flexibility Act, borrowers are not required to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank (or notifies the Bank that no loan forgiveness is allowed). Interest continues to accrue during the PPP payment deferral period. Although PPP borrowers may submit an application for forgiveness at any time prior to the maturity date, if a forgiveness application is not submitted within 10 months after the end of the covered period, such borrowers will be required to begin paying principal and interest after that period.

On December 27, 2020, the President signed into law economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers ("PPP Round 3"), and a new simplified forgiveness procedure for PPP loans of $150,000 or less.

At origination, we are paid a processing fee by the SBA ranging from 1% to 5% based on the size of the PPP loan. All PPP loans originated in 2020 were funded prior to June 5, 2020 and, accordingly, have a two-year contractual maturity. Unless these loans are forgiven by the SBA prior to October 5, 2021, it is possible that repayment of principal and interest on these PPP loans will be deferred through October 2021.

At December 31, 2020, PPP loans, net of deferred fees of $6.6 million, totaled $320.1 million. The deferred fees are accreted to interest income based on the contractual maturity and are accelerated to interest income upon forgiveness or payoff. The SBA began approving forgiveness applications in the fourth quarter of 2020. At December 31, 2020, approximately $73 million of PPP loans were forgiven by the SBA or repaid by the borrowers, and net deferred fees related to these loans of $1.8 million were accelerated to income as a result of forgiveness or borrower repayments.

In January 2021, we began participating in the new PPP Round 3 and originating both First Draw and Second Draw loans. The maximum loan amount for First Draw borrowers is $10 million and is $2 million for the Second Draw borrowers. Unless extended, PPP Round 3 is scheduled to expire on March 31, 2021. Like the 2020 PPP, loans originated in PPP Round 3 are fully guaranteed by the SBA and are subject to potential forgiveness by the SBA.

PPP Liquidity Facility. On April 14, 2020, we were approved by the Federal Reserve to access its SBA Paycheck
Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables us to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At December 31, 2020, we had $204.7 million in borrowings under the PPPLF with a fixed-rate of 0.35% which were collateralized by PPP loans.

Main Street Lending Program. On April 9, 2020, the Federal Reserve established the Main Street Lending Program in order to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. Under the Main Street Program, we originated loans to qualifying borrowers and then sold 95% participation interest to the SPV, organized by the Federal Reserve to purchase these interests, while we retained the remaining 5% of the loans as well as servicing rights. Loans originated under the program have a five-year repayment term, an interest rate of 3-month LIBOR plus 3%, interest payments are deferred for one year and principal payments are deferred for the first two years. The borrower must repay 15% of principal in the third and fourth years, and the remaining 70% is due in the final year. Loans originated under the Main Street Lending Program do not have a forgiveness feature. The program expired on January 8, 2021.

During the year ended December 31, 2020, we originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interests totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The SPV pays us a servicing fee of 0.25% per annum of the total participation interest. We and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide enhanced reporting services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore, no servicing asset or liability was recorded at the time of sale.

SBA Debt Relief Program. As a part of the CARES Act, the SBA has agreed to pay up to six months of principal, interest and associated fees for borrowers with current SBA 7(a) loans that were disbursed prior to September 27, 2020. The program has resumed and the SBA has agreed to pay for an additional three months of principal and interest payments, capped at $9,000 per borrower per month beginning February 2021. For borrowers considered to be underserved or hard-hit by the pandemic, the SBA has agreed to pay an additional five months of principal and interest payments until September 2021.

Payment Deferral Program

Throughout 2020, we granted over 520 loans totaling $629 million a 90-day payment deferral for COVID-19 related reasons. At December 31, 2020, over 99% of loans that were granted a deferral under this program have resumed making regular, contractually agreed-upon payments or were paid off and three non-PPP loans totaling $3.3 million remained on payment deferral, of which $2.8 million were reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act. The table below shows the number and balances of loans on payment deferral at the periods indicated:

	# of Loans on Payment Deferral	Loan Balance on Payment Deferral ($ in millions)
June 30, 2020	520	$626
September 30, 2020	12	37
December 31, 2020	3	3

Impacts from COVID-19:

The ongoing COVID-19 global pandemic has caused significant disruption in the international and United States economies and financial markets and continues to have an adverse effect on our business, consolidated financial condition and consolidated results of operations. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions which have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Because we have not recently experienced a comparable crisis which resulted in, among other things, the complete cessation of operations for entire industries in our portfolio, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, consolidated financial condition or near- or longer-term financial or consolidated results of operations with reasonable certainty.

Net interest income and net interest margin. The Federal Reserve’s 150 basis point reduction in interest rates in March
2020 negatively impacted our net interest income and net interest margin for the year ended December 31, 2020, and put further pressure on our net interest margin during 2020. We have proactively worked to lower interest expense by lowering deposit rates, increasing our noninterest-bearing deposits as a percentage of total deposits and taking advantage of lower interest rate borrowing facilities. Participation in the PPP had a significant impact on our asset mix and net interest income for the year ended December 31, 2020 and will continue to impact both asset mix and net interest income for the year 2021. These loans contributed $8.7 million of interest income, of which $1.8 million related to accelerated net deferred fee income from loan forgiveness for the year ended December 31, 2020. The weighted average loan yield for PPP loans was 3.34% which lowered the total loan yield by 33 basis points for the year ended December 31, 2020. We anticipate the accelerated deferred fee income as PPP loans payoff or are forgiven will partially offset the decrease in net interest margin from lower PPP interest rates.

Provision for loan losses. The provision for loan losses during 2020 was negatively impacted by an increase in qualitative factors related to COVID-19 and macro-economic conditions, in addition to loan growth. With the extension of stay-at-home orders and an increase in reported COVID-19 cases in the fourth quarter of 2020, the timing of an economic recovery continues to remain uncertain. Accordingly, the assumptions underlying the COVID-19 related qualitative factors we analyzed in determining the adequacy of the allowance for loan losses included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) a high unemployment rate; and (c) the additional government stimulus package signed into law in December of 2020. No provision for loan losses on PPP loans was recognized in 2020 as the SBA guarantees 100% of loans funded under the programs.

Loans to the hospitality industry. At December 31, 2020, our total loan commitments to the hospitality industry was $241.2 million, of which $212.3 million was outstanding, representing 11.2% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $118.4 million CRE, $10.6 million C&I, $28.5 million construction and land and $54.8 million SBA, of which $25.8 million were SBA PPP loans which are fully guaranteed by the SBA. We originated four hospitality loans under the Main Street Lending Program totaling $14.4 million in principal and sold 95% participation interests totaling $13.7 million to the SPV reducing the Company's net exposure to $700 thousand at December 31, 2020. At December 31, 2020, non-accrual hospitality loans totaled $82 thousand. At December 31, 2020, there were no loans on deferment.

Loans to the restaurant industry. At December 31, 2020, our total loan commitments to the restaurant industry was $89.3 million, of which $84.5 million was outstanding, representing 4.5% of total loans including loans held for sale, and loans held for investment net of discounts and deferred fees. The total outstanding balance consisted of $7.1 million CRE, $14.1 million
C&I, $63.3 million SBA, of which $45.4 million were SBA PPP loans which are fully guaranteed by the SBA. We originated three restaurant-related loans under the Main Street Lending Program totaling $5.8 million in principal and sold 95% participation interest totaling $5.5 million to the SPV reducing the Company's net exposure to $300 thousand at December 31, 2020. At December 31, 2020, non-accrual restaurant-related loans totaled $151.0 thousand. At December 31, 2020, there were no loans on deferment.

Capital and liquidity. The Bank opted into the CBLR framework in the first quarter of 2020 and, because the Bank's CBLR was 10.28% as of December 31, 2020, we exceeded the reduced regulatory minimum requirement of 8%, and were considered "well-capitalized" at December 31, 2020. The Bank's primary and secondary liquidity sources were over $784 million at December 31, 2020.

Full Year Highlights

•     Net income of $29.0 million, up 4.0% over 2019
•     Diluted EPS of $2.47 per share, up 4.7% over 2019
•     Pre-tax pre-provision income of $46.9 million, up 9.7% from 2019
•     Net interest margin of 4.28%, down 96 bps from 2019
•     Cost of funds of 0.38%, down 53 bps from 2019
•     Return on average assets of 1.38%, compared to 1.74% in 2019
•     Return on average equity of 10.70%, compared to 10.93% in 2019
•     Efficiency ratio of 49.8%, compared to 50.3% in 2019
•Provision for loan loss expense of $5.9 million, up $3.1 million from 2019 due primarily to COVID-19 and organic loan growth
•     Total loans held for investment excluding PPP loans increased $186.0 million, an increase of 13.5% over 2019
• Noninterest-bearing demand deposits increased $194.1 million, up 31.0% over 2019
•     Cash dividends paid of $1.00 per share

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

Capital

     We manage our regulatory capital based upon factors that include: (a) the level of capital and our overall consolidated financial condition; (b) the trend and volume of problem assets; (c) the level and quality of earnings; (d) the risk exposures and level of reserves in our consolidated balance sheets; and (e) other factors. In addition, our capital has increased as the result of our net income and, when approved by our Board and issued, equity compensation. We also return capital to our shareholders through dividends and share repurchases.

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

Non-GAAP Financial Measures

The following tables present a reconciliation of non-GAAP financial measures to GAAP financial measures for: (1)
efficiency ratio; (2) pre-tax pre-provision income; (3) average tangible common equity; (4) return on average tangible common equity; (5) tangible common equity; (6) tangible assets; (7) tangible common equity to tangible asset ratio; and (8)
tangible book value per share. We believe the presentation of certain non-GAAP financial measures provides useful information to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period.
Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.

	Year Ended December 31,
	2020	2019
Efficiency Ratio	(dollars in thousands)
Noninterest expense (numerator)	$46,468	$43,240
Net interest income (denominator)	84,736	78,262
Plus: Noninterest income	8,607	7,700
Total net interest income and noninterest income (denominator)	$93,343	$85,962

Efficiency ratio (1)	49.8%	50.3%

Pre-tax Pre-provision Income
Net interest income	$84,736	$78,262
Noninterest income	8,607	7,700
Total net interest income and noninterest income	93,343	85,962
Less: Noninterest expense	46,468	43,240
Pre-tax pre-provision income (1)	$46,875	$42,722

(1) Non-GAAP measure.

	Year Ended December 31,
	2020	2019
Return on Average Assets, Equity, Tangible Common Equity	(dollars in thousands)
Net income	$28,951	$27,848
Average assets	2,095,784	1,603,600
Average shareholders’ equity	270,521	254,770
Less: Average intangible assets	78,790	79,631
Average tangible equity (1)	$191,731	$175,139

Return on average assets	1.38%	1.74%
Return on average equity	10.70%	10.93%
Return on average tangible common equity (1)	15.10%	15.90%
(1) Non-GAAP measure.

	December 31,
	2020	2019
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands)
Shareholders’ equity	$280,741	$261,805
Less: Intangible assets	78,381	79,153
Tangible common equity (1)	$202,360	$182,652

Total assets	$2,283,115	$1,690,324
Less: Intangible assets	78,381	79,153
Tangible assets (1)	$2,204,734	$1,611,171

Equity to asset ratio	12.30%	15.49%
Tangible common equity to tangible asset ratio (1)	9.18%	11.34%
Book value per share	$23.98	$22.50
Tangible book value per share (1)	$17.29	$15.70
Shares outstanding	11,705,684	11,635,531
(1) Non-GAAP measure.

Comparison of Operating Results

General

Net income was $29.0 million or $2.47 diluted earnings per share for the year ended December 31, 2020 compared to $27.8 million or $2.36 diluted earnings per share for the year ended December 31, 2019. The $1.1 million increase in net income was due to higher net interest income of $6.5 million, noninterest income of $907 thousand and lower income taxes of $50 thousand, partially offset by increases in the provision for loan losses of $3.1 million, and noninterest expense of $3.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in net interest income was a result of higher average loan balances, relating to both PPP loans and organic loan growth, interest income and fees recognized for PPP loan forgiveness and reductions in the costs of interest-bearing deposits and borrowings. Noninterest income increased due to higher gains related to loan sales from Main Street loans, coupled with higher other income. Noninterest expense increased due primarily to higher salaries and employee benefits, data processing expenses, FDIC assessment fees, and other expenses, partially offset by lower occupancy and equipment expenses and customer service related expenses.

Net Interest Income

    Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income / Expense	Average Yield / Cost	Average Balance	Interest Income / Expense	Average Yield / Cost	Average Balance	Interest Income / Expense	Average Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1)	$1,731,049	$89,210	5.15%	$1,317,345	$86,207	6.54%	$985,513	$61,075	6.20%
Investment securities	42,064	777	1.85%	35,883	853	2.38%	37,642	922	2.45%
Deposits in other financial institutions	188,345	825	0.44%	124,506	2,375	1.91%	98,353	1,847	1.88%
Federal funds sold/resale agreements	—	—	—%	1,243	30	2.41%	1,258	25	1.99%
Restricted stock investments and other bank stocks	14,663	803	5.48%	13,973	889	6.36%	7,043	508	7.21%
Total interest-earning assets	1,976,121	91,615	4.64%	1,492,950	90,354	6.05%	1,129,809	64,377	5.70%

Noninterest-earning assets	119,663			110,650			54,500
Total assets	$2,095,784			$1,603,600			$1,184,309

Interest-bearing liabilities:
Interest checking	$241,275	$592	0.25%	$120,494	$1,268	1.05%	$153,403	$1,679	1.09%
Money market accounts	318,216	1,481	0.47%	278,075	3,498	1.26%	196,871	2,275	1.16%
Savings accounts	30,674	80	0.26%	30,608	232	0.76%	51,254	410	0.80%
Time deposits	92,242	1,117	1.21%	149,921	2,647	1.77%	176,761	2,912	1.65%
Brokered time deposits	97,102	1,877	1.93%	107,958	2,626	2.43%	52,879	774	1.46%
Total interest-bearing deposits	779,509	5,147	0.66%	687,056	10,271	1.49%	631,168	8,050	1.28%
Borrowings	134,696	985	0.73%	49,914	1,143	2.29%	23,176	412	1.78%
Paycheck Protection Program Liquidity Facility	153,679	540	0.35%	—	—	—%	—	—	—%
Senior secured notes	5,401	207	3.83%	11,933	678	5.68%	4,544	248	5.46%
Total interest-bearing liabilities	1,073,285	6,879	0.64%	748,903	12,092	1.61%	658,888	8,710	1.32%

Noninterest-bearing liabilities:
Demand deposits	735,129			586,508			353,157
Other liabilities	16,849			13,419			5,790
Shareholders’ equity	270,521			254,770			166,474

Total liabilities and shareholders' equity	$2,095,784			$1,603,600			$1,184,309

Net interest spread		$84,736	4.00%		$78,262	4.44%		$55,667	4.38%
Net interest margin			4.28%			5.24%			4.93%

Total deposits	$1,514,638	$5,147	0.34%	$1,273,564	$10,271	0.81%	$984,325	$8,050	0.82%
Total funding sources	$1,808,414	$6,879	0.38%	$1,335,411	$12,092	0.91%	$1,012,045	$8,710	0.86%
(1)Average loans include net discounts and net deferred loan fees and costs. Interest income on loans includes the accretion of net deferred loan fees of $6.7 million, of which $1.8 million related to the accelerated accretion of deferred fee income from PPP loan forgiveness for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the accretion of net deferred loan fees were $958 thousand and $469 thousand; there was no accelerated accretion of deferred fee income from PPP loan forgiveness. In addition, interest income includes $2.2 million, $4.6 million and $2.2 million of discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the years ended December 31, 2020, 2019 and 2018, respectively.

Rate/Volume Analysis

    The volume and interest rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated, and the amount of such change attributable to changes in average balances (volume) or changes in average interest (rates). Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are allocated proportionately based on the amounts of the individual rate and volume changes.

	Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest and dividend income:	(dollars in thousands)
Interest and fees on loans	$23,632	$(20,629)	$3,003	$21,612	$3,520	$25,132
Interest on investment securities	68	(144)	(76)	(40)	(29)	(69)
Interest on deposits in financial institutions	844	(2,394)	(1,550)	498	30	528
Federal funds sold/resale agreements	(30)	—	(30)	—	5	5
Dividends on restricted stock investments and other bank stocks	42	(128)	(86)	448	(67)	381
Change in interest and dividend income	24,556	(23,295)	1,261	22,518	3,459	25,977
Interest expense:
Savings, interest checking and money market accounts	986	(3,831)	(2,845)	502	132	634
Time deposits	(1,085)	(1,194)	(2,279)	665	922	1,587
Borrowings	986	(1,144)	(158)	584	147	731
Paycheck Protection Program Liquidity Facility	540	—	540	—	—	—
Senior secured notes	(295)	(176)	(471)	420	10	430
Change in interest expense	1,132	(6,345)	(5,213)	2,171	1,211	3,382
Change in net interest income	$23,424	$(16,950)	$6,474	$20,347	$2,248	$22,595

    Net interest income was $84.7 million during 2020, an increase of $6.5 million from $78.3 million during 2019 due to higher interest income of $1.3 million, coupled with lower interest expense of $5.2 million. The increase in net interest income was due primarily to a number of factors as follows: (i) higher average loans and other interest-earning assets offset by lower market interest rates, (ii) higher accelerated accretion of net deferred fee income from PPP loan forgiveness, (iii) higher noninterest-bearing demand deposits in relationship to total deposits, and (iv) lower costs on interest-bearing liabilities. Average loans increased by $413.7 million contributing to an increase in interest income of $23.6 million, partially offset by a decrease in discount accretion on loans acquired in a business combination, and lower market interest rates during 2020, as compared to 2019. Average PPP loans outstanding were $260.5 million and contributed $8.7 million to interest income during 2020. The decrease in interest expense during 2020 was due primarily to lower market interest rates, and lower average time deposits and senior secured notes, partially offset by an increase in average PPPLF. Interest expense on total interest-bearing deposits decreased $5.1 million, coupled with a decrease of $629 thousand on borrowings and senior secured notes, offset by an increase of $540 thousand on PPPLF.

Net interest margin decreased 96 basis points to 4.28% for the year ended December 31, 2020 compared to 5.24% for the year ended December 31, 2019. The decrease in the net interest margin was due primarily to a 141 basis point decrease in interest-earnings asset yields, of which loan yields (including fees and discounts) decreased 139 basis points, partially offset by a change in the interest-earning asset mix, and a 53 basis points decrease in total funding costs. The net interest margin compression was driven by lower market interest rates resulting from the reduction in the target Federal Funds rate and lower-yielding PPP loans. The average effective federal funds target rate was 0.36% for the year ended December 31, 2020 compared to 2.16% for the same 2019 period. The average yield on interest-earning assets decreased to 4.64% for the year ended December 31, 2020 compared to 6.05% for the same 2019 period resulting from lower market interest rates and lower yielding PPP loans. Our loan yield decreased to 5.15% for the year ended December 31, 2020 compared to 6.54% for the same 2019 period, driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination.

The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $2.2 million contributed 11 basis points to the net interest margin for the year ended December 31, 2020 compared to $4.6 million and 31 basis points for the year ended December 31, 2019. The weighted average loan yield for PPP loans was 3.34% including the $1.8 million accelerated accretion of deferred fee income from PPP loan forgiveness, or 2.66% without such accelerated accretion income. The yield on loans, excluding PPP loans, was 5.48% for the year ended December 31, 2020 compared to 6.54% for the same 2019 period.

Our average total cost of funds decreased 53 basis points to 0.38% for the year ended December 31, 2020 compared to 0.91% for the year ended December 31, 2019 due to a lower market interest rates and a change in the funding mix with a higher percentage of average noninterest-bearing demand deposits, and a higher percentage of average total borrowings. Average noninterest-bearing deposits totaled $735.1 million and represented 48.5% of average total deposits for the year ended December 31, 2020 compared to $586.5 million and 46.1% of average total deposits for the same 2019 period. Average interest-bearing liabilities were $1.07 billion for the year ended December 31, 2020 compared to $748.9 million for the same 2019 period. Our cost of interest-bearing liabilities decreased 97 basis points to 0.64% compared to 1.61% for the same 2019 period. Our average borrowings and senior secured notes increased $78.3 million to $140.1 million, coupled with an increase of $153.7 million from the average PPPLF for the year ended December 31, 2020. The average cost of borrowings and senior secured notes decreased 209 basis points to 0.85%, offset by 35 basis points increase from the PPPLF for the year ended December 31, 2020. Average senior secured notes balance decreased $6.5 million to $5.4 million for the year ended December 31, 2020 compared to $11.9 million for the same 2019 period.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2020 was $5.9 million, an increase of $3.1 million compared to $2.8 million for the year ended December 31, 2019. The increase in the provision for loan losses for the year ended December 31, 2020 over the comparable period in 2019 was primarily related to the negative impact of COVID-19 and organic growth in the loan portfolio, partially offset by a decrease in specific reserves. The provision for loan losses for the year ended December 31, 2020 was also impacted by an increase in qualitative factors relating to the COVID-19 pandemic and macro-economic conditions. The assumptions underlying the COVID-19 related qualitative factors included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) a high unemployment rate; and (c) the government stimulus packages signed into law in 2020. Loans held for investment, excluding PPP loans, increased to $1.56 billion at December 31, 2020 as compared to $1.37 billion at December 31, 2019. No provision for loan losses on PPP loans was recognized during 2020 as the SBA guarantees 100% of loans funded under the program.

Noninterest Income

The following table shows the components of noninterest income between periods:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Gain on sale of loans	$4,653	$3,674
Service charges and fees on deposit accounts	1,965	1,942
Net servicing fees	644	850
Other income	1,345	1,234
Total noninterest income	$8,607	$7,700

Noninterest income increased $907 thousand to $8.6 million during 2020 compared to $7.7 million during 2019 primarily due to higher gain on the sale of loans of $979 thousand. The 2020 loan sales related to 47 SBA loans with a net carrying value of $46.3 million at an average premium of 7.6%, resulting in a gain of $3.5 million and 32 Main Street loans with the net carrying value of $162.0 million, resulting in a gain of $1.1 million during 2020. This compares to 51 SBA loans sold with a net carrying value of $61.6 million at an average premium percentage of 6.0%, resulting in a gain of $3.7 million and 3 commercial and industrial loans with the net carrying value of $2.3 million, resulting in a gain of $1 thousand for the 2019 period.

Net servicing fees decreased $206 thousand to $644 thousand during 2020 from $850 thousand for the comparable 2019 period. The decrease was due primarily to higher amortization expense of the related servicing asset during 2020. During 2020 and 2019, contractually-specified servicing fees were $2.0 million for both years. Offsetting these servicing fees was amortization of $1.4 million during 2020 and $1.1 million during 2019. The amortization expense related to early loan pay-offs totaled $527 thousand for the year ended December 31, 2020 compared to $438 thousand for the same period of 2019. In addition, our average SBA loan servicing portfolio totaled $204.7 million for the year ended December 31, 2020 compared $208.6 million for the same period in 2019. The decrease in our average SBA loan servicing portfolio primarily related to early loan pay-offs during 2020.

Other income increased $111 thousand to $1.3 million during 2020 from $1.2 million for the comparable 2019 period. The increase was attributed primarily to gains on transfer of loan collateral to foreclosed assets of $155 thousand for the year ended December 31, 2020. There were no similar gains in 2019.

Noninterest Expense

The following table shows the components of noninterest expense between periods:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Salaries and employee benefits	$28,626	$25,691
Occupancy and equipment	4,476	5,406
Data processing	3,653	2,864
Professional fees	1,875	1,633
Office, postage and telecommunications	1,121	1,032
Deposit insurance and regulatory assessments	963	392
Loan related	644	694
Customer service related	841	1,755
Amortization of core deposit intangible	771	848
Other expenses	3,498	2,925
Total noninterest expense	$46,468	$43,240

Noninterest expense increased $3.2 million to $46.5 million during 2020 from $43.2 million for 2019. The increase was due primarily to higher salaries and employee benefits, data processing, FDIC assessment fees and other expenses, partially offset by lower occupancy and equipment expense and customer service related expense.

The $2.9 million increase in salaries and employee benefits was due to annual merit increases, higher overtime expense for the roll-out of PPP loans, higher bonus and incentives resulting from an increase in organic production and PPP originations, partially offset by increased deferred loan origination costs during 2020. The $789 thousand increase in data processing expenses was due to increases in transaction volumes from production growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $571 thousand increase in FDIC assessment fees was due primarily to the organic growth in the total assets and the Small Bank Assessment Credits received from the FDIC starting in September of 2019 through March of 2020. The $573 thousand increase in other expense related primarily to a $300 thousand increase in the provision for unfunded loan commitments resulting from an increase in unfunded loan commitments and historical loss rates.

Occupancy and equipment expense decreased by $930 thousand to $4.5 million due primarily to a $1.2 million impairment charge for the relocation and consolidation of branches in 2019. There was no impairment charge in 2020, partially offset by $168 thousand accrued expenses for asset retirement obligations recognized in 2020. The $914 thousand decrease in customer service related expenses was due primarily to lower earnings credit rates, coupled with a lower average of certain demand deposits accounts during 2020.

The efficiency ratio remained strong at 49.8% for the year ended December 31, 2020, compared to 50.3% for the comparable 2019 period. The lower efficiency ratio for the year ended December 31, 2020 was driven by higher revenues.

Income Taxes

Income tax expense was $12.0 million during 2020, compared to $12.1 million for 2019. The effective tax rate for the year ended December 31, 2020 was 29.3% compared to 30.2% for the year ended December 31, 2019. The difference in our effective tax rate compared to the statutory rate of 29.6% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Comparison of Financial Condition

General

Total assets at December 31, 2020 were $2.28 billion, an increase of $592.8 million, or 35.1% from $1.69 billion at December 31, 2019. The increase is due mostly to a $506.1 million increase in loans held for investment, including PPP loans, net of deferred fees of $320.1 million, to $1.88 billion at December 31, 2020, or an increase of 13.5% excluding PPP loans. In addition, cash and cash equivalents increased $74.6 million, investment securities increased $11.7 million, loans held for sale increased $2.3 million, accrued interest receivable increased $4.1 million primarily related to PPP and Main Street loans, and deferred taxes increased $1.2 million, partially offset by a $5.6 million increase in allowance for loan losses, and a $1.1 million decrease in other assets. Total liabilities at December 31, 2020 were $2.00 billion, an increase of $573.9 million, from $1.43 billion at December 31, 2019. Total deposits increased $320.5 million, borrowings increased $55.0 million, PPPLF increased $204.7 million, and other liabilities increased $1.3 million, partially offset by a decrease in senior secured notes of $7.6 million.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, and federal funds sold. Cash and cash equivalents totaled $236.4 million at December 31, 2020, an increase of $74.6 million from December 31, 2019. The increase in cash and cash equivalents during 2020 was primarily attributable to increases in deposits to maintain appropriate on balance sheet liquidity given the increase in loans.

Investment Securities

The following table presents the carrying values of investment securities available-for-sale and held-to-maturity as of the periods indicated:

	December 31, 2020		December 31, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$2,705	6.4%	$—	—%
Mortgage-backed securities	5,653	13.5%	7,431	27.9%
Collateralized mortgage obligations	25,778	61.3%	10,598	39.7%
SBA pools	7,891	18.8%	8,624	32.4%
	$42,027	100.0%	$26,653	100.0%

	December 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:	(dollars in thousands)
U.S. Government and agency securities	$—	—%	$3,342	66.1%
Mortgage-backed securities	1,358	100.0%	1,714	33.9%
	$1,358	100.0%	$5,056	100.0%

    The following table presents the contractual maturities and the weighted average yield of investment securities available-for-sale and held-to-maturity by investment category at the period indicated::

	December 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$—	$—	$—	$2,705	$2,705
Mortgage-backed securities	—	—	—	5,653	5,653
Collateralized mortgage obligations	—	—	—	25,778	25,778
SBA pools	—	—	—	7,891	7,891
	$—	$—	$—	$42,027	$42,027
Weighted average yield:
U.S. Government and agency securities	—%	—%	—%	2.13%	2.13%
Mortgage-backed securities	—%	—%	—%	1.89%	1.89%
Collateralized mortgage obligations	—%	—%	—%	0.90%	0.90%
SBA pools	—%	—%	—%	2.43%	2.43%
	—%	—%	—%	1.39%	1.39%

	December 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Securities held-to-maturity:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$1,358	$1,358
	$—	$—	$—	$1,358	$1,358
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.86%	2.86%
	—%	—%	—%	2.86%	2.86%

At December 31, 2020, no issuer represented 10% or more of the Company’s shareholders’ equity. There were no sales and maturities of investment securities available-for-sale and held-to-maturity during the years ended December 31, 2020 and 2019. There were $295 thousand in calls of investment securities available-for-sale and $3.4 million in calls of investment securities held-to-maturity during the year ended December 31, 2020. There were no calls of any investment securities available-for-sale or held-to-maturity during the years ended December 31, 2019. The Company purchased $26.0 million and $1.0 million of investment securities available-for-sale during the years ended December 31, 2020 and 2019. At December 31, 2020, securities held-to-maturity with a carrying amount of $1.4 million were pledged to the Federal Reserve as collateral for a secured line of credit. There were no borrowings under this line of credit for the year ended December 31, 2020.

Loans

    Loans are the single largest contributor to our net income. It is our goal to continue to grow the consolidated balance sheet through the origination of loans, and to a lesser extent, through loan purchases. This effort will serve to maximize our yield on interest-earning assets. We continue to manage our loan portfolio in accordance with what we believe are conservative and disciplined loan underwriting policies. Every effort is made to minimize credit risk, while tailoring loans to meet the needs of our target market including assisting small and medium sized businesses with new government approved loan programs resulting from COVID-19. Our lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. Continued balanced growth is anticipated over the coming years.

The following table shows the composition of our loan portfolio at the periods indicated:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$197,634	10.5%	$249,504	18.1%	$184,177	14.7%	$115,427	15.6%	$110,696	15.9%
Real estate:
Residential	27,683	1.5%	43,736	3.2%	57,443	4.6%	63,415	8.5%	85,709	12.3%
Commercial real estate - owner occupied	161,823	8.6%	171,595	12.5%	179,494	14.3%	52,753	7.1%	53,761	7.7%
Commercial real estate - non-owner occupied	550,788	29.1%	423,823	30.8%	401,665	32.2%	251,821	33.9%	194,720	28.1%
Commercial and industrial	388,814	20.5%	309,011	22.5%	281,718	22.5%	169,183	22.8%	161,666	23.2%
SBA loans (1)	562,842	29.8%	177,633	12.9%	146,462	11.7%	88,688	12.0%	81,021	11.6%
Consumer	1	—%	430	—%	159	—%	826	0.1%	8,325	1.2%
Loans held for investment, net of discounts (2)	$1,889,585	100.0%	$1,375,732	100.0%	$1,251,118	100.0%	$742,113	100.0%	$695,898	100.0%
Net deferred origination (fees) costs (1)	(8,808)		(1,057)		(137)		(400)		187
Loans held for investment	1,880,777		1,374,675		1,250,981		741,713		696,085
Allowance for loan losses	(19,167)		(13,522)		(11,056)		(10,497)		(11,599)
Loans held for investment, net	$1,861,610		$1,361,153		$1,239,925		$731,216		$684,486
(1)Includes PPP loans with total outstanding principal of $326.7 million and net deferred fees of $6.6 million as of December 31, 2020. There were no PPP loans at December 31, 2019, 2018, 2017 and 2016.
(2)Includes the net carrying value of PCI loans of $761 thousand, $1.1 million and $2.6 million and December 31, 2020, 2019 and 2018. There were no PCI loans at December 31, 2017 and 2016.

At December 31, 2020, loans held for investment totaled $1.88 billion, an increase of $506.1 million, or 36.8% since December 31, 2019; total loans held for investment excluding PPP loans increased $186.0 million, an increase of 13.5% over 2019. The overall increase in loans held for investment at December 31, 2020 as compared to December 31, 2019 relates to PPP loans and organic growth in the CRE, C&I and SBA portfolios. During 2020 as compared to 2019, construction and land development loans decreased $51.9 million, commercial real estate loans ("CRE") increased $117.2 million, commercial and industrial loans increased $79.8 million, SBA loans increased $385.2 million, of which $320.1 million related to PPP loans, and residential loans decreased $16.1 million. Excluding the PPP loans totaling $326.7 million at December 31, 2020, the diversification and portfolio composition remained similar at December 31, 2020 compared to December 31, 2019.

The most significant categories in the loan portfolio are SBA, CRE (non-owner occupied) and commercial and industrial loans which represent 29.8%, 29.1% and 20.5% of total loans held for investments, net of discounts at December 31, 2020.

We participated in the Main Street Lending program during the second half of 2020. Under this program, we originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95% participation interest in these loans to the SPV formed by the Federal Reserve. During the year ended December 31, 2020, the Company originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interest totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. We retained servicing rights with respect to the Main Street loans participated to the SPV for which we receive a 25-basis point fee annually. The program expired on January 8, 2021.
Per the regulatory definition of commercial real estate, at December 31, 2020 and 2019, our concentration of such loans represented 308% and 314% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at December 31, 2020 and 2019, total loans secured by commercial real estate under construction and land development represented 94% and 125% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

    We have total loans held for investment, net of discounts to the hospitality industry (including construction, CRE, C&I and SBA loans) of $213.3 million and $158.9 million at December 31, 2020 and 2019. Some of the members of our

Board of Directors are active in the hospitality sector, and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At December 31, 2020 and 2019, total commitments to fund CRE loans to the hospitality industry represented 71% and 50% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry were 17% and 36% of our total risk-based capital at December 31, 2020 and 2019. At December 31, 2020, non-accrual hospitality loans totaled $82 thousand. At December 31, 2020, there were no loans on deferment.

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

As a preferred SBA lender, we participated in the PPP and had gross outstanding balances of $326.7 million, or $320.1 million, net of deferred fees of $6.6 million at December 31, 2020. Borrowers who use the funds from their PPP loans to maintain payroll and pay for certain eligible non-payroll expenses may have up to 100% of their loans forgiven by the SBA. The SBA began approving forgiveness applications and making payments as forgiveness was approved in the fourth quarter of 2020. At December 31, 2020, approximately $73 million of PPP loans were forgiven by the SBA or repaid by the borrowers. For the year ended December 31, 2020, net deferred fees of $1.8 million was accelerated to income at the time of SBA forgiveness or borrower repayments. For loans originated under the PPP, interest and principal payments were originally deferred for six months following the funding date, during which time interest would continue to accrue. On October 7, 2020, the Paycheck Protection Program Flexibility Act of 2020 ("Flexibility Act") extended the deferral period for borrower payments of principal, interest and fees on all PPP loans to the date that the SBA remits the borrower's loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower's loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all PPP loans.

At December 31, 2020 and 2019, non-accrual SBA loans totaled $3.3 million and $6.6 million. Excluding PPP loans, our SBA portfolio represents 15.1% of total loans held for investment, net of discounts at December 31, 2020. Please refer to the Recent Developments “Key Events and Updates Related to COVID-19” section for pandemic impact relating to PPP loans. At December 31, 2020, there was one SBA 7(a) loan with an outstanding balance of $542 thousand on payment deferral.

The following table summarizes the SBA loan programs in the portfolio at the periods indicated:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
SBA 7(a) (1)	$418,621	$100,103
SBA 504	144,221	77,530
Total	$562,842	$177,633
(1) SBA 7(a) includes PPP loans with total gross outstanding principal of $326.7 million at December 31, 2020.

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans at the periods indicated:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Secured - industrial warehouse	$66,969	$23,364
Secured - hospitality	25,172	24,858
Secured - retail center/building	24,960	28,182
Secured - other real estate	82,933	58,757
Unsecured or secured by other business assets	11,905	11,921
Total unguaranteed portion	211,939	147,082
Guaranteed portion (1)	350,903	30,551
Total	$562,842	$177,633
(1) Guaranteed portion includes PPP loans with total gross outstanding principal of $326.7 million as the SBA guarantees 100% of loans funded under the program at December 31, 2020.

    Loan Maturities. The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at December 31, 2020:

	December 31, 2020
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$4,359	$118,035	$12,044	$51,154	$—	$12,042	$197,634
Real estate:
Residential	—	—	—	934	1,796	24,953	27,683
Commercial real estate - owner occupied	1,086	1,698	18,019	37,497	22,059	81,464	161,823
Commercial real estate - non-owner occupied	8,840	8,088	85,943	125,764	69,394	252,759	550,788
Commercial and industrial	932	106,347	42,049	93,442	17,898	128,146	388,814
SBA loans (1)	—	24,604	329,432	11,261	9,933	187,612	562,842
Consumer & other	1	—	—	—	—	—	1
Total	$15,218	$258,772	$487,487	$320,052	$121,080	$686,976	$1,889,585
(1) Includes fixed rate PPP loans with total gross outstanding principal of $326.7 million with a two-year contractual maturity.

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

Loan delinquencies (30-89 days past due) totaled $54 thousand and $1.8 million at December 31, 2020 and 2019. Deferred payment loans which met the requirement under Section 4013 of the CARES Act are not considered as TDRs at December 31, 2020. At December 31, 2020, two deferred payment loans of $2.8 million were reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

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

    The following tables present the recorded investment balances of potential problem loans, excluding PCI loans, classified as substandard, at the periods indicated:

	December 31, 2020
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$254	$1,417	$3,536	$3,967	$9,187	$—	$18,361
Total	$—	$254	$1,417	$3,536	$3,967	$9,187	$—	$18,361
(1)At December 31, 2020, substandard loans include $6.4 million of impaired loans. The Company had no loans classified as special mention, doubtful or loss at December 31, 2020.

	December 31, 2019
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$—	$9,624	$2,092	$2,630	$10,260	$—	$24,606
Total	$—	$—	$9,624	$2,092	$2,630	$10,260	$—	$24,606
(1)At December 31, 2019, substandard loans include $11.3 million of impaired loans. The Company had no loans classified as special mention, doubtful or loss at December 31, 2019.

Since December 31, 2019, the decrease in the substandard loans is due to $596 thousand from upgrades, and $756 thousand in charge-offs and $13.1 million in paydowns and payoffs, offset by 13 loans totaling $8.2 million being downgraded to substandard.

Nonperforming Assets. Nonperforming assets, excluding PCI loans, are defined as nonperforming loans (defined as accruing loans past due 90 days or more, non-accrual loans and non-accrual troubled-debt restructurings (“TDRs”)) plus other real estate owned and other assets acquired through foreclosure (“Foreclosed assets”).

The table below reflects the composition of non-performing assets at the periods indicated:

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Non-accrual	6,099	11,107	1,128	—	683
Troubled debt restructurings on non-accrual	347	158	594	1,761	2,586
Total nonperforming loans	$6,446	$11,265	$1,722	$1,761	$3,269
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$6,446	$11,265	$1,722	$1,761	$3,269
Troubled debt restructurings - on accrual	$319	$321	$327	$—	$—

Nonperforming loans as a percentage of gross loans	0.34%	0.82%	0.14%	0.24%	0.47%
Nonperforming assets as a percentage of total assets	0.28%	0.67%	0.11%	0.19%	0.38%

     The following table shows our nonperforming loans among our different loan categories as of the dates indicated.

	December 31,
	2020	2019
Nonperforming loans:	(dollars in thousands)
Real estate:
Residential	$254	$—
Commercial real estate - owner occupied	1,293	3,049
Commercial real estate - non-owner occupied	1,465	1,368
Commercial and industrial	183	229
SBA loans	3,251	6,619
Total nonperforming loans (1)	$6,446	$11,265
(1) There were no PCI loans on nonaccrual at December 31, 2020 and 2019.

    Since December 31, 2019, the decrease in nonperforming loans was due mostly to $756 thousand in charge-offs, $5.0 million in payoffs and paydowns, offset by seven loans totaling $894 thousand being downgraded to nonaccrual. There were no loans over 90 days past due that were still accruing interest at December 31, 2020 and 2019.

Troubled Debt Restructurings. At December 31, 2020 and 2019, the total recorded investment for loans identified as a TDR was approximately $666 thousand and $479 thousand. There were no specific reserves allocated for these loans and the Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2020 and 2019.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferrals or signed forbearance agreements with a payment plan. During the year ended December 31, 2020, a single non-accrual loan with a recorded investment of $202 thousand was classified as a new TDR. During the year ended December 31, 2019, there were no new loan modifications resulting in TDRs.

    A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the years ended December 31, 2020 and 2019, there was one SBA loan totaling $82 thousand and $88 thousand classified as a TDR for which there was a payment default within twelve months following the modification.

COVID Related Payment Deferrals. During 2020, we granted payment deferrals on over 520 loans totaling $629 million for COVID-19 related reasons. At December 31, 2020, over 99% of loans that were granted a deferral have resumed making regular, contractually agreed-upon payments or were paid off. At December 31, 2020, three non-PPP loans totaling $3.3 million remained on payment deferral, of which two loans totaling $2.8 million were reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

SBA Debt Relief Program. As a part of the CARES Act, the SBA has agreed to pay for up to six months of principal, interest and associated fees for borrowers with current SBA 7(a) loans that were disbursed prior to September 27, 2020. The program has resumed and the SBA has agreed to pay for an additional three months of principal and interest payments, capped at $9,000 per borrower per month beginning February 2021. For borrowers considered to be underserved or hard-hit by the pandemic, the SBA has agreed to pay for an additional five months of principal and interest payments until September 2021.

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

At December 31, 2020, we evaluated and considered the impacts relating to COVID-19 and macro-economic conditions on our qualitative factors. The assumptions underlying the COVID-19 related qualitative factors we analyzed in determining the adequacy of the provision for loan losses included (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) a high unemployment rate; and (c) the government stimulus package signed into law in 2020. No provision for loan losses on PPP loans was recognized in 2020 as the SBA guarantees 100% of loans funded under the program.

At December 31, 2020, the allowance for loan losses was $19.2 million, or 1.02% of loans held for investment, compared to $13.5 million, or 0.98% of loans held for investment at December 31, 2019. The allowance for loan losses as a percentage of total loans held for investment without PPP loans was 1.23% at December 31, 2020. At December 31, 2020, the net carrying value of acquired loans totaled $164.5 million and included a remaining net discount of $3.9 million. The discount is available to absorb losses on the acquired loans and represented 2.4% of the net carrying value of acquired loans and 0.21% of total gross loans held for investment. Given the growth and the composition of our loan portfolio, as well as the unamortized discount on loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. We will continue to assess the adequacy of the allowance for loan losses for specific loans and the loan portfolio as a whole during the pandemic. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, our estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance, beginning of period	$13,522	$11,056	$10,497	$11,599	$11,415
Charge-offs:
Commercial and industrial	(330)	(567)	(539)	(1,386)	(1,556)
SBA loans	(447)	(12)	(610)	(459)	—
	(777)	(579)	(1,149)	(1,845)	(1,556)
Recoveries:
Commercial and industrial	488	57	188	56	—
SBA loans	34	188	—	45	—
	522	245	188	101	—
Net charge-offs	(255)	(334)	(961)	(1,744)	(1,556)
Provision for loan losses	5,900	2,800	1,520	642	1,740
Balance, end of period	$19,167	$13,522	$11,056	$10,497	$11,599

Loans held for investment	$1,880,777	$1,374,675	$1,250,981	$741,713	$696,085
Average loans	$1,731,049	$1,317,345	$985,513	$739,935	$673,635
Allowance for loan losses as a percentage of loans held for investment	1.02%	0.98%	0.88%	1.42%	1.67%
Allowance for loan losses to nonperforming loans	297.35%	120.04%	642.04%	596.08%	354.82%
Ratio of net charge-offs to average loans held for investment	0.01%	0.03%	0.10%	0.24%	0.23%

    The following table shows the allocation of the allowance for loan losses by loan type at the periods indicated:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,129	10.5%	$2,350	18.1%	$1,721	14.7%	$1,597	15.6%	$1,827	15.9%
Real estate:
Residential	233	1.5%	292	3.2%	422	4.6%	375	8.5%	924	12.3%
Commercial real estate - owner occupied	1,290	8.6%	918	12.5%	734	14.3%	655	7.1%	618	7.7%
Commercial real estate - non-owner occupied	5,545	29.1%	3,074	30.8%	2,686	32.2%	3,136	33.9%	2,501	28.1%
Commercial and industrial	6,714	20.5%	4,145	22.5%	3,686	22.5%	3,232	22.8%	3,541	23.2%
SBA loans	3,256	29.8%	2,741	12.9%	1,807	11.7%	1,494	12.0%	2,086	11.6%
Consumer	—	—%	2	—%	—	—%	8	0.1%	102	1.2%
	$19,167	100.0%	$13,522	100.0%	$11,056	100.0%	$10,497	100.0%	$11,599	100.0%

Loans Held for Sale. Loans held for sale typically consist of the guaranteed portion of SBA 7(a) loans and Main Street loans that are originated and intended for sale in the secondary market and to the SPV and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At December 31, 2020, loans held for sale were $9.9 million an increase of $2.3 million from $7.7 million at December 31, 2019. The increase in loans held for sale during 2020 was primarily attributable to the origination of $209.6 million in loans, offset by SBA and Main Street loan sales with an aggregate carrying value of $208.2 million. In addition, $933 thousand of loans held for investment were transferred to loans held for sale during the year ended December 31, 2020. At December 31, 2020 and 2019, loans held for sale consisted entirely of SBA 7(a) loans and the fair value of these loans totaled $10.6 million and $8.4 million.

Servicing Asset and Loan Servicing Portfolio. We sell loans in the secondary market and, for certain loans retain the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $454.3 million and $278.6 million at December 31, 2020 and 2019. The loan servicing portfolio includes SBA loans serviced for others of $222.5 million and $214.8 million for which there is a related servicing asset of $2.9 million and $3.2 million at December 31, 2020 and 2019. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2020 included a weighted average discount rate of 11.0% and a weighted average prepayment speed assumption of 20.3%.

    In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions and the SPV of $231.8 million and $63.8 million for which there is no related servicing asset at December 31, 2020 and 2019.

Under the Main Street Lending Program, the SPV will pay the Company a servicing fee of 0.25% per annum of the total principal amount of the participation interest. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide Enhanced Reporting Services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore no servicing asset or liability was recorded at the time of sale.

Goodwill and Other Intangible Assets

As a result of the PCB acquisition in 2018, we recorded goodwill and a core deposit intangible ("CDI") with balances of $73.4 million and $5.0 million at December 31, 2020. Goodwill is tested for impairment no less than annually or more frequently when circumstances arise indicating impairment may have occurred. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the year of 2020, we evaluated goodwill for impairment quarterly. At
December 31, 2020, we tested goodwill for impairment by comparing an estimated fair value to our book value. The fair value was estimated using the following three tests: (i) recent acquisition price-to-tangible book multiples were applied to our tangible book value to compute the estimated fair value; (ii) an “average price to last twelve month earnings” market multiple was applied to: (a) actual earnings and (b) forecasted fiscal year 2021 earnings; (iii) implied fair value calculated by the discounted dividend analysis was compared to the book value. These tests resulted in the estimated fair value exceeding book value, and therefore, we did not recognize any impairment of goodwill for the year ended December 31, 2020. There were no changes in the carrying amount of goodwill during 2020 and 2019. For the years ended December 31, 2020 and 2019, the Company did not recognize any impairment of CDI.

Deposits

    The following table presents the ending balance and percentage of deposits at the periods indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$820,711	50.2%	$626,569	47.7%	$546,713	43.7%
Interest-bearing deposits:
Interest checking (1)	297,337	18.2%	167,581	12.8%	129,884	10.4%
Money market (2)	309,488	19.0%	319,694	24.2%	296,085	23.6%
Savings	32,805	2.0%	27,091	2.1%	39,154	3.1%
Retail time deposits	62,742	3.8%	97,220	7.4%	151,995	12.1%
Wholesale time deposits	111,075	6.8%	75,538	5.8%	88,508	7.1%
	$1,634,158	100.0%	$1,313,693	100.0%	$1,252,339	100.0%
(1)     Included brokered deposits of $33.7 million and $33.0 million at December 31, 2020 and 2019. There were no brokered deposits at December 31, 2018.
(2)    Included brokered money market deposits of $45.0 million, $15.1 million and $21.6 million at December 31, 2020, 2019 and 2018.

    Total deposits increased $320.5 million to $1.63 billion at December 31, 2020 from $1.31 billion at December 31, 2019. The increase in deposits was primarily a result of higher noninterest-bearing demand deposits of $194.1 million and interest-bearing non-maturity deposits of $125.3 million, offset by reductions in time deposits of $1.1 million. The increase in noninterest-bearing demand deposits and interest-bearing non-maturity deposits is attributed to continued growth of our core deposit relationships, deposits from PPP and Main Street borrowers, depositors participating in the FDIC Insurance Program through DDM, deposits from other financial institutions and brokered money market deposits. The decrease in time deposits includes a $34.5 million decrease in retail time deposits due to maturities that were not renewed at our current offer rates and a $35.5 million increase in wholesale time deposits due to our strategy of lowering our cost of funds. At December 31, 2020, noninterest-bearing deposits represented 50.2% of total deposits compared to 47.7% at December 31, 2019.

    Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. Collateralized time deposits from the State of California totaled $10.0 million and $25.1 million at December 31, 2020 and 2019. These deposits are collateralized by letters of credit issued by the FHLB under our secured line of credit with the FHLB. Refer to Note 9 - Deposits and Note 10 - Borrowing Arrangements to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, of this Annual Report. Our ten largest depositor relationships accounted for approximately 28% of total deposits at December 31, 2020 and 2019. The following table shows the maturities of time deposits greater than $250,000 at the period indicated:

December 31, 2020
(dollars in thousands)
Three months or less	$17,690
Over three months through six months	2,784
Over six months through twelve months	2,658
Over twelve months	7,608
$30,740

Borrowings

     In addition to deposits, we use borrowings, including short-term and long-term FHLB advances, Federal Reserve secured lines of credit, federal funds unsecured lines of credit, PPPLF and floating rate senior secured notes, as secondary sources of funds to meet our liquidity needs.

The following table presents the ending balance of borrowings, PPPLF and senior secured notes at the periods indicated:

	December 31,
	2020	2019
	(dollars in thousands)
FHLB advances	$145,000	$90,000
Paycheck Protection Program Liquidity Facility	$204,719	$—
Senior secured notes	$2,000	$9,600

    Federal Home Loan Bank Secured Line of Credit. At December 31, 2020, we had a secured line of credit of $436.3 million from the FHLB, of which $220.3 million was available. This secured borrowing arrangement is collateralized under the blanket lien and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2020, we had pledged $1.7 billion of loans under the blanket lien, including PPP loans, of which $896.1 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement. In addition, at December 31, 2020, we used $71.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. At December 31, 2020, we participated in the FHLB San Francisco's new Recovery Advance loan program for $5.0 million at zero percent interest with a maturity date in May 2021. The following table reflects the balances, interest rates and maturity dates of FHLB advances at the periods indicated:

	December 31, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	5/19/2021	$—	—%	—
Term and fixed-rate advance	50,000	0.19%	2/26/2021	60,000	1.72%	3/20/2020
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%	—
Term and fixed-rate advance	30,000	0.21%	5/27/2021	—	—%	—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$145,000	0.56%		$90,000	1.79%

The following table presents certain information with respect to only our FHLB borrowings at the periods indicated:

	December 31,
	2020	2019	2018
	(dollars in thousands)
FHLB Advances:
Average amount outstanding during the period	$133,986	$49,277	$22,707
Maximum month-ending amount outstanding during the period	$150,000	$210,000	$90,000
Balance, end of period	$145,000	$90,000	$90,000
Weighted average interest rate, end of period	0.56%	1.79%	2.56%
Weighted average interest rate during the period	0.73%	2.29%	1.76%

    Federal Reserve Bank Secured Line of Credit. At December 31, 2020, we had a secured line of credit of $130.6 million from the Federal Reserve Bank, including secured borrowing capacity through the Borrower-in-Custody ("BIC") program. At December 31, 2020, we had pledged qualifying loans with an unpaid principal balance of $193.9 million and securities held-to-maturity with a carrying value of $1.4 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the years ended December 31, 2020 and 2019.

Paycheck Protection Program Liquidity Facility. On April 14, 2020, we were approved by the Federal Reserve to access the SBA PPPLF through the discount window. The PPPLF enables us to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a term that matches the underlying loans pledged of two years. The following table presents certain information with respect to our PPPLF at the periods indicated:

	December 31,
	2020	2019	2018
	(dollars in thousands)
Paycheck Protection Program Liquidity Facility:
Average amount outstanding during the period	$153,679	$—	$—
Maximum month-ending amount outstanding during the period	$259,184	$—	$—
Balance, end of period	$204,719	$—	$—
Weighted average interest rate, end of period	0.35%	—%	—%
Weighted average interest rate during the period	0.35%	—%	—%

    Federal Funds Unsecured Lines of Credit. We have established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at December 31, 2020 and 2019. The following table presents certain information with respect to our federal funds unsecured lines of credit at the periods indicated:

	December 31,
	2020	2019	2018
	(dollars in thousands)
Federal Funds Unsecured Lines of Credit:
Average amount outstanding during the period	$—	$631	$441
Maximum month-ending amount outstanding during the period	$—	$30,000	$18,000
Balance, end of period	$—	$—	$14,998
Weighted average interest rate, end of period	—%	—%	2.64%
Weighted average interest rate during the period	—%	2.69%	2.43%

    Senior Secured Notes. The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At December 31, 2020, the outstanding balance under this secured line of credit totaled $2.0 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $5.4 million and $11.9 million with an average interest rate of 3.83% and 5.68% for the years ended December 31, 2020 and 2019. At December 31, 2020, we were in compliance with all loan covenants on the facility and the remaining available credit was $23.0 million. One of our executives is also a member of the lending bank's Board of Directors.

Shareholders’ Equity

    Total shareholders’ equity increased $18.9 million, or 7.2%, to $280.7 million at December 31, 2020 from $261.8 million at December 31, 2019. The increase in shareholders' equity is primarily due to $29.0 million in net earnings, $2.0 million of stock-based compensation, $127 thousand of stock options exercised and $545 thousand related to changes in the fair value of investment securities available-for-sale and the resulting impact on accumulated other comprehensive income, partially offset by $11.7 million in cash dividends, and $1.0 million in stock repurchases during the year ended December 31, 2020.

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

Holding Company Liquidity

    As a bank holding company, we currently have no significant assets other than our equity interest in First Choice Bank. Our primary sources of liquidity at the holding company include dividends from the Bank, cash on hand, which was approximately $399 thousand at December 31, 2020, a $25.0 million secured revolving line of credit of which $23.0 million was available at December 31, 2020, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our senior secured revolving line of credit and dividends from the Bank.
Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of
Directors. The Bank paid $20.0 million in dividends to the holding company during the year ended December 31, 2020. Please refer to the section "— Regulatory Capital and Dividends" in this MD&A for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

    Our liquidity ratio is defined as the liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits at other banks, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, unpledged held-to-maturity securities and fully funded loans held for sale) divided by total assets. At December 31, 2020, our liquidity ratio was 13%.

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

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $27.9 million and $60.4 million. Net interest income and noninterest expense are the primary components of cash provided by operations.

Net cash used in investment activities for the years ended December 31, 2020 and 2019 was $513.3 million and $126.7 million. For the year ended December 31, 2020 and 2019, the primary components of cash flows used in investing activities were the net increase in loans, which totaled $498.6 million and $128.7 million, and the purchases of available for sale securities totaling $26.0 million and $1.0 million.

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $560.0 million and $30.8 million. For the year ended December 31, 2020, cash provided by financing activities primarily results from a $320.5 million increase in deposits, a $55.0 million net increase in borrowings and a $204.7 million net increase in PPPLF, partially offset by $7.6 million net repayments of senior secured notes, $11.7 million in cash dividends paid and $1.0 million in stock repurchases. For the year ended December 31, 2019, cash provided by financing activities primarily results from a $61.4 million increase in deposits, a $1.2 million net increase in senior secured notes, and $2.6 million in proceeds from stock option exercises, partially offset by $15.0 million net decrease in borrowing, $9.9 million in cash dividends paid and $9.4 million in stock repurchases.

Additional sources of liquidity available to us at December 31, 2020 included $220.3 million in remaining secured borrowing capacity with the FHLB, $130.6 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC") and discount window, and unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $125.0 million, and $122.0 million in PPPLF borrowing capacity with the Federal Reserve Bank through the Discount Window.

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

On March 17, 2020, the Company suspended the stock repurchase plan. For the year ended December 31, 2020, the Company repurchased 38,411 shares at an average price of $22.34 and a total cost of $858 thousand. The remaining number of shares authorized to be repurchased under this program was 695,489 shares at December 31, 2020.

Contractual Obligations

    The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2020.

	Payments Due by Period
	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,460,341	$1,460,341	$—	$—	$—
Time deposits (1)	173,817	82,093	62,950	28,774	—
Borrowings	145,000	145,000	—	—	—
Paycheck Protection Program Liquidity Facility	204,719	—	204,719	—	—
Senior secured notes	2,000	—	2,000	—	—
Operating lease obligations	5,629	2,470	2,974	185	—
	$1,991,506	$1,689,904	$272,643	$28,959	$—
(1) Includes $78.6 million of callable brokered deposits based on their contractual maturity dates.

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

At December 31, 2020, we had unused credit commitments of $429.5 million, standby letters of credit of $3.8 million and commitments to contribute capital to a low income housing tax credit project partnerships and other CRA investments of $2.1 million and $61 thousand. At December 31, 2019, we had unused loan commitments of $376.9 million, standby letters of credit of $7.6 million and commitments to contribute capital to a low income housing tax credit project partnership and other CRA investments of $1.7 million and $236 thousand.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 2020, the Company qualified for treatment under the Small Bank Holding Company Policy

Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the CBLR framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2020, the Bank's CBLR ratio was 10.28% which exceeded the regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 through the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the
CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized at December 31, 2019:

		Minimum Capital Required
First Choice Bank	Actual	For Capital Adequacy Purposes	Capital Conservation Buffer Phase-In	For Well Capitalized Requirement
December 31, 2019:
Total Capital (to risk-weighted assets)	14.03%	8.00%	10.50%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.04%	6.00%	8.50%	8.00%
CET1 Capital (to risk-weighted assets)	13.04%	4.50%	7.00%	6.50%
Tier 1 Capital (to average assets)	12.01%	4.00%	4.00%	5.00%

Dividends

Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid an increasing level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

    The following table sets forth per share dividend amounts declared for the periods indicated:

	Year Ended December 31,
Dividends declared:	2020	2019
Fourth quarter	$0.25	$0.25
Third quarter	$0.25	$0.20
Second quarter	$0.25	$0.20
First quarter	$0.25	$0.20

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

Summary of Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States ("GAAP"). The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: allowance for loan losses (ALLL), the valuation of acquired loans, goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities. Please refer to Note 1 - Operations and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data, of this Annual Report for a description of these policies.

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
•Option risk - changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity;
•Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate and LIBOR.

    On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. The market transition away from LIBOR to an alternative reference rates is complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. For more information, refer to Part I, Item 1A - "Risk Factors."

    Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, we are currently evaluating the amount, reviewing the contracts of our LIBOR-based products to ensure that our credit documentation provides for the flexibility to move to alternative reference rates, and choosing the substitute index. Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by our Asset Liability Committee (“ALCO”). ALCO ensures that we are following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.

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

Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At December 31, 2020, we were "asset sensitive."

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at December 31, 2020:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage of Change from Base Case
Interest rate scenario	(dollars in thousands)
Up 300 basis points	$103,186	19.1%	$381,345	9.6%
Up 200 basis points	$96,300	11.2%	$367,508	5.6%
Up 100 basis points	$90,087	4.0%	$355,169	2.1%
Base	$86,622	—	$347,909	—
Down 100 basis points	$86,481	(0.2)%	$342,669	(1.5)%
Down 200 basis points	$86,439	(0.2)%	$345,226	(0.8)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
First Choice Bancorp and Subsidiary
Cerritos, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Choice Bancorp and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2021 expressed an unmodified opinion.

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

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019.

Laguna Hills, California
March 15, 2021

First Choice Bancorp and Subsidiary
Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$18,011	$27,359
Interest-bearing deposits at other banks	218,370	134,442
Total cash and cash equivalents	236,381	161,801
Securities available-for-sale, at fair value	42,027	26,653
Securities held-to-maturity, at cost	1,358	5,056
Equity securities, at fair value	2,798	2,694
Restricted stock investments, at cost	12,999	12,986
Loans held for sale, at lower of cost or fair value	9,932	7,659
Loans held for investment	1,880,777	1,374,675
Allowance for loan losses	(19,167)	(13,522)
Loans held for investment, net	1,861,610	1,361,153
Accrued interest receivable	9,569	5,451
Premises and equipment, net	2,149	1,542
Servicing asset	2,860	3,202
Deferred taxes, net	7,385	6,163
Goodwill	73,425	73,425
Core deposit intangible, net	4,956	5,728
Other assets	15,666	16,811
TOTAL ASSETS	$2,283,115	$1,690,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$820,711	$626,569
Money market, interest checking and savings	639,630	514,366
Time deposits	173,817	172,758
Total deposits	1,634,158	1,313,693
Borrowings	145,000	90,000
Paycheck Protection Program Liquidity Facility ("PPPLF")	204,719	—
Senior secured notes	2,000	9,600
Accrued interest payable and other liabilities	16,497	15,226
Total liabilities	2,002,374	1,428,519
Commitments and contingencies - Note 12
Shareholders’ equity:
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,705,684 at December 31, 2020 and 11,635,531 at December 31, 2019	217,734	216,398
Additional paid-in capital	3,292	3,493
Retained earnings	59,176	41,920
Accumulated other comprehensive income (loss), net	539	(6)
Total shareholders’ equity	280,741	261,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,283,115	$1,690,324

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019
	(dollars in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$89,210	$86,207
Interest on investment securities	777	853
Interest on deposits in other financial institutions	825	2,405
Dividends on restricted stock investments	803	889
Total interest and dividend income	91,615	90,354
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	2,153	4,998
Interest on time deposits	2,994	5,273
Interest on borrowings	985	1,143
Interest on PPPLF	540	—
Interest on senior secured notes	207	678
Total interest expense	6,879	12,092
Net interest income	84,736	78,262
Provision for loan losses	5,900	2,800
Net interest income after provision for loan losses	78,836	75,462
NONINTEREST INCOME
Gain on sale of loans	4,653	3,674
Service charges and fees on deposit accounts	1,965	1,942
Net servicing fees	644	850
Other income	1,345	1,234
Total noninterest income	8,607	7,700
NONINTEREST EXPENSE
Salaries and employee benefits	28,626	25,691
Occupancy and equipment	4,476	5,406
Data processing	3,653	2,864
Professional fees	1,875	1,633
Office, postage and telecommunications	1,121	1,032
Deposit insurance and regulatory assessments	963	392
Loan related	644	694
Customer service related	841	1,755
Amortization of core deposit intangible	771	848
Other expenses	3,498	2,925
Total noninterest expense	46,468	43,240
Income before taxes	40,975	39,922
Income taxes	12,024	12,074
Net income	$28,951	$27,848
Net income per share:
Basic	$2.48	$2.38
Diluted	$2.47	$2.36
Weighted-average common shares outstanding:
Basic	11,569,128	11,586,651
Diluted	11,617,780	11,687,089

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019
Net income	$28,951	$27,848
Other comprehensive income:
Unrealized gain on investment securities:
Change in net unrealized gain on available-for-sale securities	774	985
Related income taxes:
Income tax expense related to net unrealized holding gains	(229)	(292)
Total other comprehensive income	545	693
Total comprehensive net income	$29,496	$28,541

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statement of Shareholders’ Equity
Year Ended December 31, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands, except share and per share data)
Balance at December 31, 2018	11,726,074	$217,514	$7,269	$23,985	$(699)	$248,069
Net income	—	—	—	27,848	—	27,848
Cash dividends ($0.85 per share)	—	—	—	(9,927)	—	(9,927)
Stock-based compensation	—	—	1,935	14	—	1,949
Issuance of restricted shares, net	99,605	—	—	—	—	—
Vesting of restricted shares	—	1,414	(1,414)	—	—	—
Repurchase of shares in settlement of restricted stocks	(5,626)	(120)	—	—	—	(120)
Exercise of stock options, net	245,295	6,890	(4,297)	—	—	2,593
Common stock repurchased under authorized stock repurchase program	(429,817)	(9,300)	—	—	—	(9,300)
Other comprehensive income, net of taxes	—	—	—	—	693	693
Balance at December 31, 2019	11,635,531	$216,398	$3,493	$41,920	$(6)	$261,805

Net income	—	—	—	28,951	—	28,951
Cash dividends ($1.00 per share)	—	—	—	(11,699)	—	(11,699)
Stock-based compensation	—	—	2,040	4	—	2,044
Issuance of restricted shares, net	99,191	—	—	—	—	—
Vesting of restricted shares	—	1,966	(1,966)	—	—	—
Repurchase of shares in settlement of restricted stocks	(8,275)	(174)	—	—	—	(174)
Exercise of stock options, net	17,648	402	(275)			127
Common stock repurchased under authorized stock repurchase program	(38,411)	(858)	—	—	—	(858)
Other comprehensive income, net of taxes	—	—	—	—	545	545
Balance at December 31, 2020	11,705,684	$217,734	$3,292	$59,176	$539	$280,741

See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$28,951	$27,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,852	1,708
Amortization of premiums of investment securities	266	178
Amortization of servicing asset	1,350	1,124
Provision for loan losses	5,900	2,800
Provision (reversal of) for losses - unfunded commitments	300	(200)
Gain on sale of loans	(4,653)	(3,674)
Impairment charges of fixed assets and right-of-use assets	—	1,207
Loans originated for sale	(209,588)	(33,277)
Proceeds from loans originated for sale	213,393	67,554
Accretion of net discounts and deferred loan fees, net	(10,078)	(6,695)
Deferred income taxes	(1,450)	2,211
Stock-based compensation	2,044	1,949
Appreciation of Bank Owned Life Insurance	(111)	(107)
Increase in other items, net	(288)	(2,263)
Net cash provided by operating activities	27,888	60,363
INVESTING ACTIVITIES
Proceeds from paydowns of securities available-for-sale	10,836	4,705
Proceeds from paydowns of securities held-to-maturity	337	253
Proceeds from calls of securities available-for-sale	295	—
Proceeds from calls of securities held-to-maturity	3,350	—
Purchases of securities available-for-sale	(25,988)	(995)
Net increase in loans	(498,556)	(128,713)
Purchases of Federal Reserve and FHLB stock	(13)	(131)
Purchases of equity investment	(2,312)	(959)
Proceeds from disposal of premises and equipment	31	—
Purchases of premises and equipment	(1,268)	(850)
Net cash used in investing activities	(513,288)	(126,690)
FINANCING ACTIVITIES
Net increase in deposits	320,465	61,354
Net increase (decrease) in short term borrowings	—	(74,998)
Repayment and maturities of long term FHLB borrowings	(145,000)	—
Proceeds from long term FHLB borrowings	200,000	60,000
Repayment of Paycheck Protection Program Liquidity Facility	(56,899)	—
Proceeds from Paycheck Protection Program Liquidity Facility	261,618	—
Repayment of senior secured notes	(19,300)	(16,500)
Proceeds from senior secured notes	11,700	17,650
Cash dividends paid	(11,699)	(9,927)
Repurchases of common stock	(1,032)	(9,420)
Proceeds from exercise of stock options, net	127	2,593
Net cash provided by financing activities	559,980	30,752
Increase (decrease) in cash and cash equivalents	74,580	(35,575)
Cash and cash equivalents, beginning of period	161,801	197,376
Cash and cash equivalents, end of period	$236,381	$161,801

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$6,548	$12,054
Taxes paid	$10,328	$11,098
Noncash investing and financing activities:
Transfers of loans from held for investment to held for sale	$933	$10,249
Transfers of loans to foreclosed assets	$602	$—
Servicing rights asset recognized	$1,008	$1,140
Initial recognition of operating lease right-of-use assets	$—	$6,022
Initial recognition of operating lease liabilities	$—	$6,141

First Choice Bancorp and Subsidiary
Consolidated Statements of Cash Flows
See accompanying notes to consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First
Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holding, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp,” or the “holding company,” refer to First Choice Bancorp on a standalone basis. The words “we,” “us,” “our,” or the “Company” refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

    The Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans with a specialization in providing financial solutions for the hospitality industry. The Bank is a Preferred Small Business Administration (“SBA”) Lender. The Bank conducts business through eight full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties. Effective at the close of business on January 29, 2021, the Rowland Heights branch was sold to a third party financial institution. Refer to Note 22. Subsequent Events, for more information about the Rowland Heights branch sale. During 2019, the Little Tokyo branch was closed and consolidated with the 6th and Figueroa branch located in downtown Los Angeles and the San Diego branch operations were consolidated into the Carlsbad branch. The San Diego location remains as a loan production office.

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

    Certain immaterial reclassifications have been made to the December 31, 2019 consolidated financial statements to conform to the 2020 presentation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits at other banks with original maturities of less than 90 days, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are sold for one-day periods.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. These reserve requirements were zero at December 31, 2020 and 2019. The Company was in compliance with its reserve requirements as of December 31, 2020 and 2019.

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

Restricted Stock and Other Equity Securities Without A Readily Determinable Fair Value

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

The Bank also has restricted securities in the form of capital stock invested in two different banker’s bank stocks (collectively "Other Bank Stocks") and other qualified CRA equity investments. These investments do not have a readily determinable fair value, and they are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any impairment will be recorded through earnings, with related disclosures to be made. These investments are included in other assets in the accompanying consolidated balance sheets.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income on these loans is accrued daily. Loan origination fees and costs are deferred and included in the cost basis of the loan held for sale. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any retained servicing asset or liability. Gains and losses on sales of loans are included in noninterest income. When we change our intent to hold loans for investment, the loans are transferred to held-for-sale at the lower of cost or fair value on the transfer date and amortization of deferred fees and costs or purchase discounts or premiums is ceased. If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to held-for-investment at the lower of cost or fair value on the transfer date and amortization of origination fees and costs or purchase discounts or premiums are resumed.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. The only exception to this policy are loans that qualify for payment deferral under the CARES Act or the SBA Debt Relief Program. Refer to "Guidance on non-TDR loan modifications due to Coronavirus Disease 2019 ("COVID-19") in the following paragraphs. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

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

    Troubled debt restructurings (TDR). A loan is classified as a TDR when the Company grants a concession to a borrower experiencing financial difficulties that it otherwise would not consider under our normal lending policies. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. All modifications of criticized loans are evaluated to determine whether such modifications are TDR as outlined under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Loans restructured with an interest rate equal to or greater than that of a new loan with comparable market risk at the time the loan is modified may be excluded from certain restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.

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

Guidance on non-TDR loan modifications due to Coronavirus Disease 2019 ("COVID-19")

Section 4013 of the CARES Act, entitled "Temporary Relief From Troubled Debt Restructurings," provides banks with the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings ("TDRs") for the period beginning March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days following the termination of the federal emergency declaration relating to the COVID-19 pandemic. On December 27, 2020, the President signed into law the 2021 Consolidated Appropriation Act that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.

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

In addition, the joint interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payments that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan losses are expected to be maintained.
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

The Company's initial loan deferral program provided a deferral of principal and/or interest-only payments for periods not exceeding 90-days for all loans that qualified under Section 4013 of the CARES Act. Loans that qualified for deferral under this program continued to accrue interest during the deferral period, unlesss they are considered impaired, and are not reported as past due loans or TDRs for the term of the deferral period. At the end of the deferral period, borrowers are required to resume making regularly scheduled loan payments and the loans will be re-amortized over the remaining term. All payments received will be applied first to interest payments that were deferred during the deferral period, and then to interest and principal as provided under the terms of the loan. The Company may grant an extension of an additional 90-day deferment. The accrued interest is reviewed to determine if a reserve for uncollectible interest is required.

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

Allowance for Loan Losses

    The allowance for loan losses ("ALLL") is a valuation allowance for probable incurred credit losses inherent within the loan portfolio as of the balance sheets date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. This methodology for determining charge-offs is consistently applied to each portfolio segment. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when we believe available information confirms that specific loans, or portions thereof, are uncollectible. Subsequent recoveries, if any, are credited to the ALLL.

    We determine a separate ALLL for each portfolio segment. Portfolio segments identified by us include construction and land development, real estate, commercial and industrial, SBA loans and consumer loans. The ALLL consists of specific and general reserves.

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

    Acquired non-PCI loans are recorded at fair value on the date of acquisition with no carryover of the related ALLL balance. The premium or discount estimated through the loan fair value calculation is recognized into interest income on an effective interest method or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired non-PCI loans, in excess of the remaining discount is recognized in the ALLL through the provision for loan losses.

Reserve for Unfunded Commitments

    A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is sufficient to absorb probable losses associated with the Company’s commitment to extend credit and standby letters of credit. Management determines the appropriate reserve for unfunded commitments based upon reviews of credit evaluations, prior loss experience, expected future usage of unfunded commitments for the various loan types and other relevant factors. The reserve for unfunded commitments is based on estimates, and ultimate losses may vary from the current estimates. Provisions for unfunded commitment losses are included in other noninterest expense and added to the reserve for unfunded commitments, which is included in the Accrued interest payable and other liabilities of the consolidated balance sheets.

Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned and other assets acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less estimated selling costs at the date of foreclosure, establishing a new cost basis. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged-off against the allowance for loan losses. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Other real estate owned and other foreclosed assets are carried at the lower of the Company’s carrying value of the property or its fair value. Fair value is generally based on current appraisals less estimated selling costs. Operating expenses of such assets, net of related income, and gains and losses on their disposition are included in noninterest expenses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to noninterest expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in noninterest expense. Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment loss recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets and are included in noninterest expenses.

Right-of-Use ("ROU") Assets and Lease Liabilities

    The Company has operating leases for its branches and administrative facilities. The Company determines if an arrangement contains a lease at contract inception and recognizes a ROU asset and operating lease liability based on the present value of lease payments over the lease term. While the operating leases may include options to extend the term, these options are not included when calculating the ROU asset and lease liability unless we are reasonably certain we will exercise such options. Most of the leases do not provide an implicit rate and, therefore, the Company determines the present value of lease payments by using our incremental borrowing rate, currently our FHLB secured borrowing rate for the remaining lease term, and other information available at lease commencement. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components for which it has elected to account for as a single lease component. The Company may sublease its leased assets to an unrelated third party. Rental income received from the sublease is included in noninterest income and recorded on a straight-line basis over the term of the sublease.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material impact to the consolidated financial statements.

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

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company has selected to perform its annual impairment test in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the years ended December 31, 2020 and 2019.

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

Advertising Costs

The Company expenses the costs of advertising in the year incurred. Total advertising costs were $41 thousand and $43 thousand for the years ended December 31, 2020 and 2019.

Stock-Based Compensation

Compensation cost is measured for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black–Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period, on a straight-line basis. The Company accounts for forfeitures of stock–based awards as they occur. Excess tax benefits and tax deficiencies relating to stock–based compensation are recorded as income tax expense or benefit in the consolidated statements of income when incurred. Dividends are paid on nonvested restricted stock awards and are charged to equity. Dividends previously paid on nonvested restricted stock awards are charged to compensation expense at time of forfeiture.

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

Earnings Per Share (“EPS”)

    Basic and diluted EPS are calculated using the two-class method since the Company has issued share-based payment awards considered participating securities because they entitle holders to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options and non-vested restricted common shares using the treasury stock method.

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

Accounting Standards Adopted in 2020

    In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-
Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU
2018-13 was to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption was permitted. The
Company adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the
Company's consolidated financial statements.

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

Effective April 27, 2020, the SEC amended the definitions of “accelerated” and “large accelerated filer” to exclude from those definitions registrants that are eligible to be treated as a smaller reporting company ("SRC") with annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. Prior to these changes, the Company met the definition of a "SRC" and an “accelerated filer" because it's public float was greater than $75 million but less than $700 million at the end of the most recent second quarter and its annual revenues were below $100 million. The Company continues to be a SRC and accelerated filer because its annual revenues exceeded $100 million in

2020 under the amended definitions and its public float is below $250 million. SRCs that are also accelerated filers, are required to have an independent auditor's audit and report on the internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act. Management is also obligated to establish, maintain and assess the effectiveness of internal controls over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act. However, as an Emerging Growth Company, the Company is exempted from Section 404(b) of the Sarbanes-Oxley Act and the associated requirement of an independent auditor's audit of internal control over financial reporting until the Company files the Annual Report on Form 10-K for the year ended December 31, 2023.

Nevertheless, because the Bank’s total assets exceed $1.0 billion, the Company is separately required by the Federal
Deposit Insurance Corporation Improvement Act ("FDICIA") to have its internal control over financial reporting (including controls over the preparation of regulatory financial statements) audited by and reported on by independent auditors.

Recent Accounting Guidance Not Yet Effective

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”),
also known as "CECL." This guidance replaces the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company qualifies as a "smaller reporting company" under the regulations of the SEC. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. The Company is considering early adoption of ASU 2016-13. Management has established a cross functional committee to oversee the project, has selected a third-party software and modeling solution to implement the new guidance using peer historical loss data, has engaged the same third-party service provider to assist with the implementation and has subscribed to a third-party application vendor for economic forecasts. The Company has completed data gap analyses, developed initial modeling assumptions and has run multiple sensitivity analyses. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update made several clarifications and improvements to various topics. Topic A: Codification Improvements Resulting from the June and November 2018 Credit Losses Transition Resource Group (“TRG”) Meetings; Topic B: Codification Improvements to ASU 2016-13; Topic C: Codification improvements to ASU 2017-12, Derivatives and Hedging; Topic D: Codification improvements to ASU 2016-01 Financial Instruments Overall; and Topic E: Codification Improvements Resulting from the November 2018 Credit Losses TRG Meeting. Topics A, B and E, in ASU 2019-04 impact CECL implementation by clarifying guidance related to accrued interest receivable, recoveries, the effect of prepayments in determining the effective interest rate, vintage disclosure requirements related to line-of-credit arrangements and others. Transition requirements for these amendments are the same as ASU 2016-13, and will be adopted by the Company with ASU 2016-13. Topics C and D are not applicable to the Company, and therefore had no impact to the Company’s consolidated financial results.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of
Credit Losses on Financial Instrument (ASU 2019-05) which grants entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The impact of adopting the Topic 326 amendments is included within the impact of adoption of ASU 2016-13. The Company does not expect the adoption of these amendments will have a material impact to the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Financial Instruments - Credit

Losses (Topic 326) which clarifies certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for TDRs. This ASU will be effective upon adoption of ASU 2016-13 (Topic 326). The impact of adopting the Topic 326 amendments is included within the impact of adoption of ASU 2016-13. The Company doesn't expect the adoption of these amendments will have a material impact to the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for
Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic
740. This ASU will be effective for fiscal years after December, 31, 2020. The Company plans to adopt this guidance in 2022. The adoption of ASU 2019-12 does not expected to have a material impact to the Company's consolidated financial statements.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities. The Company does not expect the adoption of ASU 2021-01 will have a material impact to the consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at the periods indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Securities available-for-sale:
U.S. Government and agency securities	$2,679	$26	$—	$2,705
Mortgage-backed securities	5,537	116	—	5,653
Collateralized mortgage obligations	25,552	328	(102)	25,778
SBA pools	7,494	397	—	7,891
	$41,262	$867	$(102)	$42,027

Securities held-to-maturity:
Mortgage-backed securities	1,358	112	—	1,470
	$1,358	$112	$—	$1,470

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)

December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$7,480	$20	$(69)	$7,431
Collateralized mortgage obligations	10,571	52	(25)	10,598
SBA pools	8,610	58	(44)	8,624
	$26,661	$130	$(138)	$26,653

Securities held-to-maturity:
U.S. Government and agency securities	$3,342	$9	$—	$3,351
Mortgage-backed securities	1,714	27	(15)	1,726
	$5,056	$36	$(15)	$5,077

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at December 31, 2020, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	1,358	1,470	41,262	42,027
	$1,358	$1,470	$41,262	$42,027

    At December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no sales and maturities of investment securities available-for-sale and held-to-maturity during the years ended December 31, 2020 and 2019. There were $295 thousand in calls of investment securities available-for-sale maturities and $3.4 million in calls of investment securities held-to-maturity during the year ended December 31, 2020. There were no calls of any investment securities available-for-sale or held-to-maturity during the years ended December 31, 2019. The Company purchased $26.0 million and $1.0 million of investment securities available-for-sale during the years ended December 31, 2020 and 2019.

At December 31, 2020, securities held-to-maturity with a carrying amount of $1.4 million were pledged to the Federal Reserve Bank as discussed in Note 10 – Borrowing Arrangements.

As of December 31, 2020 and 2019, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Twelve Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2020
Securities available-for-sale:
Collateralized mortgage obligations	$(102)	$10,429	$—	$—	$(102)	$10,429
	$(102)	$10,429	$—	$—	$(102)	$10,429

	Less Than Twelve Months		Twelve Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$(69)	$6,271	$(69)	$6,271
Collateralized mortgage obligations	(2)	1,342	(23)	1,288	(25)	2,630
SBA pools	(44)	3,043	—	—	(44)	3,043
	$(46)	$4,385	$(92)	$7,559	$(138)	$11,944
Securities held-to-maturity:
Mortgage-backed securities	$—	$—	$(15)	$790	$(15)	$790
	$—	$—	$(15)	$790	$(15)	$790

At December 31, 2020, the Company had four investment securities available-for-sale in an unrealized loss position with total unrealized losses of $102 thousand. Such unrealized losses on these investment securities have not been recognized into income. The Company does not believe these unrealized losses are other-than-temporary impairment because the issuers’ bonds are above investment grade, management does not intend to sell these securities and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.

Equity Securities with A Readily Determinable Fair Value

At December 31, 2020 and 2019, equity securities with a readily determinable fair value of $2.8 million and $2.7 million were represented by a mutual fund investment consisting of high-quality debt securities and other debt instruments supporting domestic affordable housing and community development. The Company recognized net gains of $39 thousand and $82 thousand related to changes in fair value for the years ended December 31, 2020 and 2019, all of which related to equity securities held during those periods.

Restricted Stock and Other Bank Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At December 31, 2020 and December 31, 2019, the Bank owned $6.1 million of FHLB stock, which is carried at cost. For the year ended December 31, 2020, there were no required purchases of FHLB stock. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

As a member of the Federal Reserve Bank of San Francisco, the Bank owned $6.9 million of Federal Reserve stock, which is carried at cost, at December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, the Company purchased $13 thousand and $131 thousand of Federal Reserve stock. The Company evaluated the carrying value of its Federal Reserve stock investment at December 31, 2020 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Other Equity Securities Without A Readily Determinable Fair Value

    The Bank also has equity securities in the form of capital stock invested in two different banker’s bank stocks
(collectively "Other Bank Stocks") which totaled $1.0 million at December 31, 2020 and 2019 and are reported in other assets in the consolidated balance sheets. For the year ended December 31, 2020, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.

The Company has an investment in Class A common stock of Clearinghouse Community Development Financial

Institution ("CDFI") totaling $2.0 million and $500 thousand at December 31, 2020 and 2019. Clearinghouse CDFI is a for-profit institution that is committed to provide economic opportunities and to improve the quality of life for low-income individuals and to improve the communities through innovative and affordable financing. The purpose of this investment, first and foremost, aligns with our mission statement as a community bank to help the underserved people in the Company's communities, while achieving a satisfactory return on capital. Additionally, this investment provides the Bank with
Community Reinvestment Act ("CRA") investment credits. This equity security is recorded at cost and is included in other assets in the consolidated balance sheets. During the year ended December 31, 2019, the Company purchased the initial securities of $500 thousand. During the year ended December 31, 2020, the Company purchased additional securities of $1.5 million. At December 31, 2020, the Company evaluated the carrying value of this equity security and determined that it was not impaired, and no loss was recognized related to changes in the fair value.

Qualified Affordable Housing Project Investments

The Company also has commitments and investments in two partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. These investments are recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is recognized as part of income tax expense in the consolidated statements of income. Total estimated tax credits allocated and proportional amortization expense recognized were $87 thousand and $77 thousand for the year ended December 31, 2020 and $21 thousand and $26 thousand for the year ended December 31, 2019, respectively.

At December 31, 2020 and 2019, the net LIHTC investment totaled $808 thousand and $236 thousand and are reported in other assets in the consolidated balance sheets. During the years ended December 31, 2020 and 2019, the Company made capital contributions of $649 thousand and $262 thousand. At December 31, 2020, the Company evaluated the carrying value of these securities and determined they were not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3. LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within its principal market areas. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses, such as hospitality businesses, are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of carrying value or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

Beginning in April of 2020, the Company participated in the Paycheck Protection Program ("PPP"), administrated by the SBA, in assisting borrowers with additional liquidity. PPP loans are 100% guaranteed by the SBA and carry a fixed rate of 1.00%. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans. Under the Flexibility Act, as clarified by the SBA in an October 7, 2020 update, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. In addition, the Flexibility Act, increased the period during which PPP loan proceeds are to be used for purposes that would qualify the loan for forgiveness (the “covered period”) from 8 weeks to 24 weeks, at the borrower’s election, for PPP loans made prior to June 5, 2020, and set the covered period for loans made after June 5, 2020 at 24 weeks from funding. Under the Flexibility Act, PPP borrowers are not required to make any payments of principal or interest before the date on which SBA remits the loan forgiveness amount to the Company (or notifies the Company that no loan forgiveness is allowed) and, although PPP borrowers may submit an application for loan forgiveness at any time prior to the maturity date, if PPP borrowers do not submit a loan forgiveness application within 10 months after the end of their covered period, such borrowers will be required to begin paying principal and interest after that period. For loans originated under the SBA's PPP loan program, interest and principal payment on these loans were originally deferred for six months following the funding date, during which time interest would continue to accrue. The Flexibility Act extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all PPP loans.

At loan origination, the Company was paid a processing fee from the SBA ranging from 1% to 5% based on the loan size. At December 31, 2020, PPP loans, net of unearned fees of $6.6 million, totaled $320.1 million. The unearned fees are being accreted to interest income based on the two-year contractual maturity. At December 31, 2020, the Company had not originated any PPP loans having a 5-year contractual maturity. The SBA began approving forgiveness applications and making payments as forgiveness was approved in the fourth quarter of 2020. At December 31, 2020, approximately $73 million of PPP loans were forgiven by the SBA or repaid by the borrowers. The related net deferred fees of $1.8 million was accelerated to income at the time of SBA forgiveness or borrower repayments. The Company also participates in the First Draw and Second Draw PPP Loan Program signed into law on December 27, 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (Economic Act), which was included in the Consolidated Appropriations Act, 2021.

On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At December 31, 2020, the Company had $204.7 million in borrowings under the PPPLF with a fixed rate of 0.35% which were collateralized by PPP loans. See Note 10 –Borrowing Arrangements for additional information regarding the PPPLF.

The Company also participated in the Main Street Lending Program to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Company originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95% participation interest in these loans to SPV formed by the Federal Reserve to purchase the participation interest from eligible lenders, including the Company. During the year ended December 31, 2020, the Company originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interest totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The program expired on January 8, 2021.

At December 31, 2020, the Company had pledged $1.71 billion of loans with FHLB under a blanket lien, of which $896.1 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $193.9 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve. See Note 10 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
The composition of the Company’s loan portfolio at the periods indicated was as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Construction and land development	$197,634	$249,504
Real estate:
Residential	27,683	43,736
Commercial real estate - owner occupied	161,823	171,595
Commercial real estate - non-owner occupied	550,788	423,823
Commercial and industrial	388,814	309,011
SBA loans (1)	562,842	177,633
Consumer	1	430
Loans held for investment, net of discounts (2)	1,889,585	1,375,732
Net deferred origination fees (1)	(8,808)	(1,057)
Loans held for investment	$1,880,777	$1,374,675
Allowance for loan losses	(19,167)	(13,522)
Loans held for investment, net	$1,861,610	$1,361,153
(1) Includes PPP loans with total outstanding principal of $326.7 million and net unearned fees of $6.6 million at December 31, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $761 thousand and $1.1 million at December 31, 2020 and 2019.

    Loans held for investment were comprised of the following components at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(dollars in thousands)
Gross loans held for investment(1)	$1,897,599	$1,385,142
Unamortized net discounts(2)	(8,014)	(9,410)
Net unamortized deferred origination fees(3)	(8,808)	(1,057)
Loans held for investment	$1,880,777	$1,374,675
(1)Includes PPP loans with total outstanding principal of $326.7 million at December 31, 2020 and the net carrying value of PCI loans of $761 thousand and $1.1 million at December 31, 2020 and 2019.
(2)Unamortized net discounts include discounts related to the retained portion of SBA loans and net discounts on Non-PCI loans. At December 31, 2020, net discounts related to loans acquired in the PCB acquisition totaled $3.9 million that is expected to be accreted into interest income over a weighted average remaining life of 3.8 years. At December 31, 2019, net discounts related to loans acquired in the PCB acquisition totaled $6.0 million.
(3)Net unamortized deferred origination fees include $6.6 million for PPP loans at December 31, 2020.

A summary of the changes in the allowance for loan losses for the years ended December 31, 2020 and 2019 follows:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$13,522	$11,056
Provision for loan losses	5,900	2,800
Charge-offs	(777)	(579)
Recoveries	522	245
Net charge-offs	(255)	(334)
Balance, end of period	$19,167	$13,522

The following table presents the activity in the allowance for loan losses for the years ended December 31, 2020 and 2019 by portfolio segment:

	Year Ended December 31, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses	(221)	(59)	372	2,471	2,411	928	(2)	5,900
Charge-offs	—	—	—	—	(330)	(447)	—	(777)
Recoveries	—	—	—	—	488	34	—	522
Net recoveries (charge-offs)	—	—	—	—	158	(413)	—	(255)
Balance, December 31, 2020	$2,129	$233	$1,290	$5,545	$6,714	$3,256	$—	$19,167
Reserves:
Specific	$—	$—	$—	$101	$—	$343	$—	$444
General	2,129	233	1,290	5,444	6,714	2,913	—	18,723
	$2,129	$233	$1,290	$5,545	$6,714	$3,256	$—	$19,167
Loans evaluated for impairment:
Individually	$—	$254	$1,293	$1,465	$183	$3,570	$—	$6,765
Collectively	197,634	27,429	160,442	549,323	388,366	558,864	1	1,882,059
PCI	—	—	88	—	265	408	—	761
	$197,634	$27,683	$161,823	$550,788	$388,814	$562,842	$1	$1,889,585

	Year Ended December 31, 2019
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2018	$1,721	$422	$734	$2,686	$3,686	$1,807	$—	$11,056
Provision for (reversal of) loan losses	629	(130)	184	388	969	758	2	2,800
Charge-offs	—	—	—	—	(567)	(12)	—	(579)
Recoveries	—	—	—	—	57	188	—	245
Net (charge-offs) recoveries	—	—	—	—	(510)	176	—	(334)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Reserves:
Specific	$—	$—	$—	$215	$—	$939	$—	$1,154
General	2,350	292	918	2,859	4,145	1,802	2	12,368
	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Loans evaluated for impairment:
Individually	$—	$—	$3,049	$1,368	$229	$6,940	$—	$11,586
Collectively	249,504	43,736	168,438	422,455	308,319	170,140	430	1,363,022
PCI	—	—	108	—	463	553	—	1,124
	$249,504	$43,736	$171,595	$423,823	$309,011	$177,633	$430	$1,375,732

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

The risk rating categories of loans held for investment, net of discounts by class of loans, excluding PCI loans, as of December 31, 2020 and 2019 was as follows:

	December 31, 2020
	Pass	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$197,634	$—	$197,634
Real estate:
Residential	27,429	254	27,683
Commercial real estate - owner occupied	160,318	1,417	161,735
Commercial real estate - non-owner occupied	547,252	3,536	550,788
Commercial and industrial	384,582	3,967	388,549
SBA loans	553,247	9,187	562,434
Consumer	1	—	1
	$1,870,463	$18,361	$1,888,824
(1)At December 31, 2020, substandard loans included $6.4 million of impaired loans. The Company had no loans classified as special mention, doubtful or loss at December 31, 2020.

	December 31, 2019
	Pass	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$249,504	$—	$249,504
Real estate:
Residential	43,736	—	43,736
Commercial real estate - owner occupied	161,863	9,624	171,487
Commercial real estate - non-owner occupied	421,731	2,092	423,823
Commercial and industrial	305,918	2,630	308,548
SBA loans	166,820	10,260	177,080
Consumer	430	—	430
	$1,350,002	$24,606	$1,374,608
(1)At December 31, 2019, substandard loans included $11.3 million of impaired loans. The Company had no loans classified as special mention, doubtful or loss at December 31, 2019.

    The following tables present past due and nonaccrual loans, net of discounts and excluding PCI loans, by loan class as of December 31, 2020 and 2019:

	December 31, 2020
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$—	$—	$—	$254
Commercial real estate - owner occupied	—	—	—	1,293
Commercial real estate - non-owner occupied	—	—	—	1,465
Commercial and industrial	1	—	—	183
SBA loans	53	—	—	3,251
Total	$54	$—	$—	$6,446

	December 31, 2019
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$1,471	$290	$—	$—
Commercial real estate - owner occupied	—	—	—	3,049
Commercial real estate - non-owner occupied	—	—	—	1,368
Commercial and industrial	4	2	—	229
SBA loans	—	—	—	6,619
Total	$1,475	$292	$—	$11,265

    A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts and interest applied to principal on nonaccrual loans, if any. The following tables present impaired loans, excluding PCI loans, by loan class at the periods indicated:

	December 31, 2020
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Residential	$253	$254	$254	$—	$—
Commercial real estate - owner occupied	1,345	1,293	1,293	—	—
Commercial real estate - non-owner occupied	1,507	1,465	202	1,263	101
Commercial and industrial	183	183	183	—	—
SBA loans	3,891	3,570	2,089	1,481	343
Total	$7,179	$6,765	$4,021	$2,744	$444
(1)Included TDRs on accrual of $319 thousand.

	December 31, 2019
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$3,132	$3,049	$3,049	$—	$—
Commercial real estate - non-owner occupied	1,411	1,368	—	1,368	215
Commercial and industrial	229	229	229	—	—
SBA loans	7,344	6,940	4,750	2,190	939
Total	$12,116	$11,586	$8,028	$3,558	$1,154
(1)Included TDRs on accrual of $321 thousand.

    The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the periods indicated:

	Year Ended December 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$163	$—	$—	$—
Commercial real estate - owner occupied	1,716	—	535	—
Commercial real estate - non-owner occupied	2,611	—	235	—
Commercial and industrial	187	—	385	—
SBA loans	5,626	25	3,742	78
Total	$10,303	$25	$4,897	$78

At December 31, 2020 and December 31, 2019, the total recorded investment for loans identified as a TDR was approximately $666 thousand and $479 thousand. There were no specific reserves allocated for these loans and the Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDR’s as of December 31, 2020 and 2019.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferrals or signed forbearance agreement with a payment plan. During the year ended December 31, 2020, a single non-accrual loan with a recorded investment balance of $202 thousand was classified as a new TDR when the borrower entered into a forbearance agreement to defer the payment terms. During the year ended December 31, 2019, there were no new loan modifications resulting in TDRs.

    A loan is considered to be in payment default once it is 90 days contractually past due under the modification. During the years ended December 31, 2020 and 2019, there was one SBA loan totaling $82 thousand and $88 thousand modified as a TDR for which there was a payment default within twelve months following the modification.

COVID-Related Payment Deferrals

At December 31, 2020, the Company had three non-PPP loans totaling $3.3 million on payment deferral for COVID-19 related reasons. Loans that were granted a deferral before the fourth quarter of 2020 have resumed making regular, contractually agreed-upon payments or were paid off. At December 31, 2020, two loans on payment deferral totaling $2.8 million were reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

SBA Debt Relief Program

As a part of the CARES Act, the SBA has agreed to pay up to six months of principal, interest and associated fees for borrowers with current SBA 7(a) loans that were disbursed prior to September 27, 2020. The program has resumed and the SBA has agreed to pay for an additional three months of principal and interest payments, capped at $9,000 per borrower per month beginning February 2021. For Borrowers considered to be underserved or hard-hit by the pandemic, the SBA has agreed to pay an additional five months of principal and interest payments until September 2021.

Loans Held for Sale

At December 31, 2020 and 2019, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $9.9 million and $7.7 million. The Company accounts for loans held for sale at the lower of carrying value or fair value. At December 31, 2020 and 2019, the fair value of loans held for sale totaled $10.6 million and $8.4 million.

NOTE 4. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company sells loans in the secondary market and, for certain loans retains the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $454.3 million and $278.6 million at December 31, 2020 and 2019. This includes SBA loans serviced for others of $222.5 million at December 31, 2020 and $214.8 million at December 31, 2019 for which there was a related servicing asset of $2.9 million and $3.2 million, respectively. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions and the SPV participations of $231.8 million and $63.8 million at December 31, 2020 and December 31, 2019 for which there is no related servicing assets.

Consideration for each SBA loan sale includes the cash received and a related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan. The servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing assets primarily relates to accelerated prepayment of loans in excess of what was originally modeled driven by changes in interest rates and a reduction in the estimated future cash flows.

The servicing asset activity includes additions from loan sales with servicing retained, and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset activity is summarized for the periods indicated:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$3,202	$3,186
Additions	1,008	1,140
Amortization (1)	(1,350)	(1,124)
Balance, end of period	$2,860	$3,202
(1) Included accelerated amortization of $207 thousand and $146 thousand for the years ended December 31, 2020 and 2019.

The fair value of the servicing asset for SBA loans is measured at least quarterly and was $3.4 million and $3.2 million as of December 31, 2020 and 2019. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2020 included a weighted average discount rate of 11.0% and a weighted average prepayment speed assumption of 20.3%.

The following table summarizes the estimated change in the value of servicing assets at December 31, 2020 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(191)
Prepayment speeds	+20%	(363)
Discount rate	+1%	(87)
Discount rate	+2%	(170)

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the years ended December 31, 2020 and 2019 totaled $46.3 million and $61.6 million resulting in total gains on sale of SBA loans of $3.5 million and $3.7 million for the years ended December 31, 2020 and 2019.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $644 thousand and $850 thousand for the years ended December 31, 2020 and 2019, including contractually specified servicing fees of $2.0 million and $2.0 million, respectively, partially offset by the amortization indicated in the table above.

Under the Main Street Lending Program, the Company originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95%
participation interest to the SPV. For the year ended December 31, 2020, the Company originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal amount and sold participation interest totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The SPV will pay the Company a servicing fee of 0.25% per annum of the participation interest. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide enhanced reporting services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore, no servicing asset or liability was recorded at the time of sale.

NOTE 5. OTHER REAL ESTATE OWNED AND OTHER FORECLOSED ASSETS

Other real estate owned and other assets ("OREO") acquired by foreclosure or deed in lieu of foreclosure are recorded at fair value, less estimated selling costs at the date of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. At December 31, 2020, there was no other real estate owned and other foreclosed assets. During the year ended December 31, 2020, the Company sold all of its foreclosed assets and transferred loan collateral to foreclosed assets at a gain of $155 thousand that was reported in other income in the consolidated statements of income. There were no provisions or reserves for OREO recorded for the years ended December 31, 2020 and 2019.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment at the periods indicated:

	December 31,
	2020	2019
	(dollars in thousands)
Construction in progress	$232	$6
Leasehold improvements	2,243	1,877
Furniture, fixtures, and equipment	4,328	3,655
	6,803	5,538
Less: Impairment	—	(207)
Less: Accumulated depreciation and amortization	(4,654)	(3,789)
	$2,149	$1,542

Depreciation expense totaled $1.1 million and $860 thousand for the years ended December 31, 2020 and 2019.
NOTE 7. LEASES

    The Company adopted ASU 2016-02, Leases (Topic 842), and related amendments on January 1, 2019, using the modified retrospective transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required.

    All of the Company's leases are operating leases for corporate offices, branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of our operating leases range from one month to four years. The Company subleases one location and recognized rental income of $353 thousand and $11 thousand for the years ended December 31, 2020 and 2019.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at our sole discretion. The Company does not include renewal options in the measurement of ROU assets and lease liabilities unless they are considered reasonably certain of exercise.

Upon adoption of this standard in 2019, the Company recognized ROU assets of $6.0 million and lease liabilities of $6.1 million. During the year ended December 31, 2019, the Company recognized $820 thousand impairment of the ROU assets related to the relocation and consolidation of two branches. The impairment of the ROU assets was based on a discounted cash flow of lease payments net of sublease income over the remaining lease term. The balance of ROU assets, net of impairment, and lease liabilities are included in other assets and other liabilities in the consolidated balance sheets. In addition to the ROU impairment related to the branch consolidations during the year ended December 31, 2019, the Company recognized a $387 thousand impairment of other long lived assets, of which $180 thousand of other long lived assets were disposed of in 2019; both impairment charges are included in occupancy and equipment expense in the consolidated statements of income for the year ended December 31, 2019. There were no such impairment charges for the year ended December 31, 2020.

    The consolidated balance sheet and supplemental information related to our leases at December 31, 2020 and 2019 are shown below.

Consolidated Balance Sheet and Supplemental Information	December 31,
	2020	2019
	(dollars in thousands)
Operating lease ROU assets classified as other assets	$4,916	$6,633
Operating lease liability classified as other liabilities	$5,502	$7,071
Weighted average remaining lease term, in years	2.4	3.1
Weighted average discount rate	1.98%	2.23%

    We elected not to separate lease and non-lease components and instead to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance and utilities.
The following table represents lease costs and other lease information for the periods indicated:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Lease Costs
Operating lease cost	$2,351	$2,189
Variable lease cost	110	198
Short-term lease cost	12	20
Total lease costs	$2,473	$2,407

Other Information
ROU asset impairment expense	$—	$1,207
Cash paid for amounts included in the measurement of lease liabilities	$2,401	$2,200

    Maturities of lease liabilities for the periods indicated:

Year Ended December 31,	(dollars in thousands)
2021	$2,470
2022	2,146
2023	828
2024	185
2025	—
Total future minimum lease payments	5,629
Less: Imputed interest	(127)
Present value of net future minimum lease payments	$5,502

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

    In connection with the acquisition of PCB, the Company recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. Goodwill is tested for impairment no less than annually or more frequently when circumstances arise indicating impairment may have occurred. Due to the COVID-19 pandemic and the resulting volatility in our stock price during the year of 2020, the Company evaluated goodwill for impairment quarterly. At December 31, 2020, the Company tested goodwill for impairment by comparing an estimated fair value of the Company to our book value. The fair value was estimated using the following three tests: (i) recent acquisition price-to-tangible book multiples were applied to the Company's tangible book value to compute the estimated fair value; (ii) an “average price to last twelve month earnings” market multiple was applied to: (a) actual earnings and (b) forecasted fiscal year 2021 earnings; (iii) implied fair value of the Company calculated by the discounted dividend analysis was compared to the book value. These tests resulted in the estimated fair value exceeding book value, and therefore, the Company did not recognize any impairment of goodwill for the year ended December 31, 2020. There were no changes in the carrying amount of goodwill during 2020 and 2019.

For the years ended December 31, 2020 and 2019, the Company did not recognize any impairment of CDI. The following table presents the changes in CDI for the periods indicated:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$6,908
Additions	—	—
Gross balance, end of period	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	$(1,180)	$(332)
Amortization	(772)	(848)
Balance, end of period	(1,952)	(1,180)
Net core deposit intangible, end of period	$4,956	$5,728

    The following table shows the estimated amortization expense for CDI for the periods indicated:

December 31,	(dollars in thousands)
2021	$753
2022	732
2023	707
2024	678
2025	646
Thereafter	1,440
$4,956

NOTE 9. DEPOSITS

The Company’s ten largest depositor relationships represent approximately 28% of total deposits at December 31, 2020 and 2019. Brokered non-maturity deposits totaled $78.7 million and $48.1 million at December 31, 2020 and 2019. Brokered time deposits totaled $101.1 million and $50.4 million at December 31, 2020 and 2019.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $30.7 million and $61.7 million as of December 31, 2020 and 2019. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2020, total collateralized deposits, including the deposits of State of California and other public agencies, were $45.5 million and were collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit with the FHLB. See Note 10 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

At December 31, 2020, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2021	$82,093
2022	40,912
2023	22,038
2024	8,500
2025	20,274
Total	$173,817

NOTE 10. BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

    At December 31, 2020, the Company had a secured line of credit of $436.3 million from the FHLB, of which $220.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2020, the Company had pledged $1.71 billion of loans under the blanket lien, including PPP loans, of which $896.1 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement. In addition, at December 31, 2020, the Company used $71.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. At December 31, 2020, the Company participated in the FHLB San Francisco's new Recovery Advance loan program for $5.0 million at zero percent interest with a maturity date in May 2021. The following table shows the interest rates and maturity dates of FHLB advances at the periods indicated:

	December 31, 2020			December 31, 2019
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	5/19/2021	$—	—%	—
Term and fixed-rate advance	50,000	0.19%	2/26/2021	60,000	1.72%	3/20/2020
Term and fixed-rate advance	30,000	0.25%	5/26/2021	—	—%	—
Term and fixed-rate advance	30,000	0.21%	5/27/2021	—	—%	—
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$145,000	0.56%		$90,000	1.79%

The average balance of total FHLB borrowings was $134.0 million and $49.3 million with an average interest rate of 0.73% and 2.29% for the years ended December 31, 2020 and 2019.

Federal Reserve Bank Secured Line of Credit

    At December 31, 2020, the Company had a secured line of credit of $130.6 million from the Federal Reserve Bank, including secured borrowing capacity through the Borrower-in-Custody ("BIC") program. At December 31, 2020, the Company had pledged qualifying loans with an unpaid principal balance of $193.9 million and securities held-to-maturity with a carrying value of $1.4 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this arrangement at or during the years ended December 31, 2020 and 2019.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enabled the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans pledged of two years. At December 31, 2020, the Company had $204.7 million in borrowings under the PPPLF which were collateralized by PPP loans and had $122.0 million in remaining borrowing capacity with the Federal Reserve Bank through the Discount Window. The average outstanding borrowings were $153.7 million during the year ended December 31, 2020.

Federal Funds Unsecured Lines of Credit

    The Company has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at December 31, 2020 and 2019.

Senior Secured Notes

    The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At December 31, 2020, the outstanding balance under this secured line of credit totaled $2.0 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. At December 31, 2019, the outstanding balance totaled $9.6 million with an interest rate of 5.00%. The average outstanding borrowings under this facility totaled $5.4 million and $11.9 million with an average interest rate of 3.83% and 5.68% for the years ended December 31, 2020 and 2019. At December 31, 2020, we were in compliance with all loan covenants on the facility and the remaining available credit was $23.0 million. One of our executives is also a member of the lending bank's Board of Directors.

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

Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2020 and 2019. Income tax expense consists of the following:

	December 31,
	2020	2019
	(dollars in thousands)
Current income tax expense
Federal	$8,617	$6,290
State	4,857	3,573
Total current income tax expense	13,474	9,863
Deferred income tax (benefit) expense
Federal	(978)	1,269
State	(472)	942
Total deferred income tax (benefit) expense	(1,450)	2,211

Total income tax expense	$12,024	$12,074

The following is a summary of the components of the net deferred tax asset (liability) accounts at the periods indicated:

	December 31,
	2020	2019
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses due to tax limitations	$5,667	$3,998
Organizational expenses	146	197
State taxes	988	752
Non-qualified stock options	218	235
Restricted stock	428	383
Accrued expenses	567	—
Depreciation differences	489	234
Unrecognized loss on securities available-for-sale	—	3
Fair value adjustment on acquired loans	1,348	2,350
Net operating losses	33	143
Other items	1,115	866
Total deferred tax assets	10,999	9,161
Deferred tax liabilities:
Core deposit intangibles	(1,465)	(1,693)
Deferred loan costs	(1,679)	(1,246)
Unrecognized gain on securities available-for-sale	(226)	—
Other items	(244)	(59)
Total deferred tax liabilities	(3,614)	(2,998)
Deferred taxes, net	$7,385	$6,163

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31, 2020 and 2019 follows:

	2020		2019
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Statutory Federal tax	$8,604	21.0%	$8,384	21.0%
State franchise tax, net of Federal benefit	3,482	8.5%	3,392	8.5%
Other items, net	(62)	(0.2)%	298	0.7%
Actual tax expense	$12,024	29.3%	$12,074	30.2%

For the years ended December 31, 2020 and 2019, income tax expense was $12.0 million and $12.1 million resulting in an effective income tax rate of 29.3% and 30.2%. Our effective tax rate varies from the statutory rate of 29.6% for the year ended December 31, 2020 and 2019 due to the tax effect of stock-based compensation.

    Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years. As a result of the acquisition of PCB, the Company has California Section 382 limited net operating loss carryforwards of approximately $385 thousand at December 31, 2020, which are scheduled to expire in 2035. The California net operating loss carryforwards are subject to annual limitations of $720 thousand. The Company expects to fully utilize the California net operating loss carryforwards before they expire with the application of the Section 382 annual limitation.

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

 The Company is subject to federal income and California franchise taxes. As of December 31, 2020, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2016. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2015. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Balance at January 1,	$113	$480
Additional based on tax positions related to prior years	—	—
Expiration of the statute of limitations	(113)	(367)
Balance at December 31,	$—	$113

    There were no interest and penalties related to unrecognized tax benefits in income tax expense at December 31, 2020. The total amount of unrecognized tax benefits was zero and $113 thousand at December 31, 2020 and 2019, primarily comprised of unrecognized tax benefits from tax positions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was zero at December 31, 2020 and 2019. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, and accrued zero and $19 thousand of interest at December 31, 2020 and 2019. No amounts for penalties were accrued at December 31, 2020.

Among other provisions, the CARES Act makes several modifications to federal net operating losses, including requiring a taxpayer with a net operating loss (“NOL”) arising in a taxable year beginning in 2018, 2019, or 2020 to carry that loss back to each of the five preceding years unless the taxpayer elects to waive or reduce the carryback. The Company did not generate NOLs in 2018, 2019 and 2020.

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

The Company’s exposure to loan losses in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements. The following table sets forth the financial commitments and letters of credit at the periods indicated:

	December 31,
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Commitments to extend credit	$429,519	$376,879
Standby letters of credit	3,777	7,616
Commitments to contribute capital to low income housing tax credit projects	2,089	1,738
Commitments to contribute capital to other CRA equity investments	61	236
Total	$435,446	$386,469

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate. The provision for unfunded loan commitments is included in other expense in the consolidated statements of income and was $300 thousand for the year ended December 31, 2020; there was a $200 thousand reversal of unfunded loan commitment reserve for the year ended December 31, 2019. The reserve for unfunded commitments was $1.5 million and $1.2 million at December 31, 2020 and 2019 and is included in accrued interest payable and other liabilities in the consolidated balance sheets.

    The Company committed to invest in two partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, the Company invests in other CRA investments such as the Small Business Investment Company ("SBIC") program. At December 31, 2020 and 2019, the Company had unfunded commitments to contribute capital to these LIHTC investments and other CRA investments totaling $2.2 million and $2.0 million.

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

NOTE 13. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, we may grant loans to certain executive officers and directors and the companies with which they are associated. There are no related party loans for the years ended December 31, 2020 and 2019. Deposits from certain officers and directors and the companies with which they are associated totaled $25.8 million and $35.0 million at December 31, 2020 and 2019.

    The holding company has a $25.0 million senior secured facility and the Bank has a $20.0 million federal funds unsecured line of credit (refer to Note 10 - Borrowing Arrangements) with a correspondent bank in which one of our executives is also a member of the correspondent bank’s Board of Directors. At December 31, 2020 and 2019, the outstanding balance of the senior secured facility was $2.0 million and $9.6 million. There was no borrowing under the unsecured line of credit at December 31, 2020 and 2019.  The Company maintains a correspondent deposit relationship with the bank, and had deposits of $1.2 million and $1.4 million at December 31, 2020 and 2019. The Company has stock invested in the correspondent bank which totaled $102 thousand at December 31, 2020 and 2019. In addition, the Company has loan participation agreements where we may participate out a portion of loans to the correspondent bank. The total participated loan balance was $23.8 million and $16.3 million at December 31, 2020 and 2019.

NOTE 14. STOCK-BASED COMPENSATION

Under the terms of the 2013 Omnibus Stock Incentive Plan ("2013 Plan"), officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The 2013 Plan also permits the grant of stock appreciation rights (“SARs”), restricted shares, deferred shares, performance shares and performance unit awards. The 2013 Plan provides that the total number of awards of common stock that may be issued over the term of the plan shall not exceed 1,590,620 shares, of which a maximum of 300,000 shares may be granted as incentive stock options. An increase of 200,000 shares available for issuance under the 2013 Plan was approved by the Company's shareholders in June 2020. Stock options, SARs, performance share and unit awards are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Options generally vest over a period of three to five years. Restricted shares generally vest over a period of one to five years. The 2013 Plan provides for accelerated vesting if there is a change of control, as defined in the 2013 Plan. Stock options expire no later than ten years from the grant date. The 2013 Plan expires in 2023.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on the historical volatilities of the Company’s common stock and a peer group of companies with a similar size and industry. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The Company expects zero forfeiture rate, and the risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company recognized stock-based compensation expense of $2.0 million and $1.9 million for the years ended December 31, 2020 and 2019.

A summary of activity in the Company’s outstanding stock options during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020				2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ in thousand)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ in thousand)
Outstanding, beginning of period	137,531	$10.20			383,212	$10.44
Exercised	(17,648)	7.22			(245,295)	10.57
Granted	5,000	14.42			—	—
Forfeited	(5,721)	16.67			(386)	12.94
Outstanding, end of period	119,162	$10.50	3.3 years	$952	137,531	$10.20	3.9 years	$2,306
Options exercisable	114,162	$10.33	3.0 years	$932	137,531	$10.20	3.9 years	$2,306

    As of December 31, 2020, there was $10 thousand of unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was approximately $145 thousand and $2.7 million. Cash proceeds from stock option exercises totaled $127 thousand and $2.6 million for the years ended December 31, 2020 and 2019.

A summary of activity for outstanding restricted shares for the years ended December 31, 2020 and 2019 is presented in the following table:

	Year Ended December 31,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	113,635	$22.50	84,120	$23.90
Granted	103,167	21.55	117,970	22.19
Vested	(87,928)	22.35	(70,090)	23.39
Forfeited	(3,976)	26.69	(18,365)	23.50
Nonvested, end of period	124,898	$21.69	113,635	$22.50

    As of December 31, 2020, there was approximately $930 thousand of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 2.37 years. The value of restricted shares that vested was approximately $2.0 million and $1.6 million for the years ended December 31, 2020 and 2019.

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

The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019
Numerator for basic earnings per share:	(dollars in thousands, except share data)
Net income	$28,951	$27,848
Less: dividends and net income allocated to participating securities	(296)	(278)
Net income available to common shareholders	$28,655	$27,570

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,569,128	11,586,651

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,569,128	11,586,651
Net effect of dilutive stock options	48,652	100,438
Diluted weighted average common shares	11,617,780	11,687,089

Earnings per common share:
Basic	$2.48	$2.38
Diluted	$2.47	$2.36

NOTE 16. RETIREMENT SAVINGS PLAN

    The Company has adopted a 401(k) profit sharing plan (the “401K Plan”) covering employees meeting certain eligibility requirements as to minimum age and a certain number of hours of employment. Employees may make voluntary contributions to the 401K Plan through payroll deductions on a pre-tax and/or post-tax basis. Employees may defer up to 96% of their annual compensation, not to exceed the maximum contribution dollar limit imposed by the Internal Revenue Code. The Company makes matching contributions under a prescribed formula set forth in the 401K Plan. A participant’s account under the plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability, or other termination of employment, in a single lump-sum payment. The Company made contributions of $706 thousand and $593 thousand during the years ended December 31, 2020 and 2019.

NOTE 17. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 2020, the Company qualified for treatment under the Small Bank Holding Company Policy
Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the CBLR framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2020, the Bank's CBLR ratio was 10.28% which exceeded the regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

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

The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of December 31, 2019:

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

    The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank's shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank's shareholders in connection with a reduction of its contributed capital.

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

The following table provides the fair value hierarchy level and estimated fair value of significant financial instruments at the periods indicated:

		December 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$236,381	$236,381	$161,801	$161,801
Securities available-for-sale	Level 2	42,027	42,027	26,653	26,653
Securities held-to-maturity	Level 2	1,358	1,470	5,056	5,077
Equity securities	Level 1	2,798	2,798	2,694	2,694
Loans held for sale	Level 2	9,932	10,618	7,659	8,420
Loan held for investment, net	Level 3	1,861,610	1,904,785	1,361,153	1,393,282
Restricted stock investments, at cost	Level 2	12,999	12,999	12,986	12,986
Servicing asset	Level 3	2,860	3,434	3,202	3,246
Accrued interest receivable	Level 2	9,569	9,569	5,451	5,451

Financial Liabilities:
Deposits	Level 2	$1,634,158	$1,634,170	$1,313,693	$1,316,287
Borrowings	Level 2	145,000	145,357	90,000	91,029
PPP Liquidity Facility	Level 2	204,719	204,820	—	—
Senior secured notes	Level 2	2,000	2,000	9,600	9,600
Accrued interest payable	Level 2	534	534	203	203

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020:	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$2,705	$—	$2,705
Mortgage-backed securities	—	5,653	—	5,653
Collateralized mortgage obligations	—	25,778	—	25,778
SBA Pools	—	7,891	—	7,891
Securities available-for-sale	$—	$42,027	$—	$42,027
Equity securities:
Mutual fund investment	$2,798	$—	$—	$2,798

December 31, 2019:
Securities available-for-sale:
Mortgage-backed securities	$—	$7,431	$—	$7,431
Collateralized mortgage obligations	—	10,598	—	10,598
SBA Pools	—	8,624	—	8,624
Securities available-for-sale	$—	$26,653	$—	$26,653
Equity securities:
Mutual fund investment	$2,694	$—	$—	$2,694

There were no transfers of financial assets between Levels 1, 2 and 3 for the years ended December 31, 2020 and 2019.

Nonrecurring fair value measurements

    These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

	Nonrecurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020:	(dollars in thousands)
Impaired loans	$—	$—	$2,300	$2,300

December 31, 2019:
Impaired loans	$—	$—	$3,558	$3,558

The majority of the impaired loans are considered collateral-dependent loans or are supported by a SBA guaranty.
The collateral-dependent impaired loans were written down to the fair value of their underlying collateral less costs to sell of
$2.3 million and $3.6 million at December 31, 2020 and 2019, by establishing specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. The Company generally utilized selling costs of 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the years ended December 31, 2020 and 2019. The fair value adjustments (which include charge-offs, net of recoveries and changes in specific reserves) resulted in $455 thousand in gains and $1.2 million in losses for the years ended December 31, 2020 and 2019.

NOTE 19. REVENUE RECOGNITION

    The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$1,965	$1,942
Other income	159	181
Total noninterest income, in-scope	2,124	2,123
Noninterest income, not in-scope:
Gain on sale of loans	4,653	3,674
Net servicing fees	644	850
Change in fair value of equity securities	39	82
Other income	1,147	971
Total noninterest income, not in-scope	6,483	5,577
Total noninterest income	$8,607	$7,700

NOTE 20. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following tables present the parent company only condensed balance sheets at December 31, 2020 and 2019 and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2020 and 2019.

Condensed Balance Sheets	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$399	$337
Investment in Bank subsidiary	281,844	271,189
Taxes receivable	337	—
Intercompany receivable	145	—
Other assets	42	21
TOTAL ASSETS	$282,767	$271,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$26	$13
Taxes payable	—	129
Senior secured notes	2,000	9,600
Total liabilities	2,026	9,742

Shareholders’ equity:
Preferred stock	—	—
Common stock	217,734	216,398
Additional paid-in capital	3,292	3,493
Retained earnings	59,176	41,920
Accumulated other comprehensive income (loss)	539	(6)
Total shareholders’ equity	280,741	261,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$282,767	$271,547

Condensed Statements of Income	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Income:
Dividends from Bank subsidiary	$20,000	$19,000
Expense:
Interest expense	207	678
Salaries and employee benefits	764	261
Professional fees	191	136
Data processing	31	28
Other expenses	453	190
Total expense	$1,646	$1,293
Income before income taxes and equity in undistributed earnings of Bank subsidiary	18,354	17,707
Income tax benefit	(487)	(383)
Income before equity in undistributed earnings of Bank subsidiary	$18,841	$18,090
Equity in undistributed earnings of Bank subsidiary	10,110	9,758
Net income	$28,951	$27,848

Condensed Statements of Cash Flows	Year Ended December 31,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$28,951	$27,848
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Bank subsidiary	(10,110)	(9,758)
Changes in other asset and liabilities:
Taxes receivable	(208)	164
Accrued expenses	13	(35)
Intercompany payable	(145)	—
Other items, net	1,765	(2,451)
Net cash provided by operating activities	20,266	15,768
INVESTING ACTIVITIES
Net cash provided in investing activities	—	—
FINANCING ACTIVITIES
Net (decrease)/increase advances in senior secured notes	(7,600)	1,150
Dividends paid	(11,699)	(9,927)
Repurchase of shares	(1,032)	(9,420)
Proceeds from exercise of stock options	127	2,593
Net cash used in financing activities	(20,204)	(15,604)
Net change in cash and cash equivalents	62	164
Cash and cash equivalents, beginning of period	337	173
Cash and cash equivalents, end of period	$399	$337

NOTE 21. EQUITY

Dividends

Quarterly cash dividends declared were $0.25 per share during the fourth quarter of 2020 and 2019, aggregating to $1.00 and $0.85 per share for the years ended December 31, 2020 and 2019. Total cash dividends paid during the years ended December 31, 2020 and 2019 were $11.7 million and $9.9 million.

Stock Repurchase Plan

    On December 3, 2018, the Company announced a stock repurchase plan, providing for the repurchase of up to 1.2 million shares, or approximately 10%, of our then outstanding shares. The repurchase plan permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18. The repurchase plan may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of tentative investment opportunities, liquidity, and other factors management deems appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase plan does not obligate us to purchase any particular number of shares.

On March 17, 2020, the Company suspended the stock repurchase plan. For the year ended December 31, 2020, the Company repurchased 38,411 shares at an average price of $22.34 and a total cost of $858 thousand. The remaining number of shares authorized to be repurchased under this plan was 695,489 shares at December 31, 2020.

NOTE 22. SUBSEQUENT EVENTS

Dividends

On February 4, 2021, the Company declared a $0.25 cash dividend payable on March 4, 2021 to shareholders of record as of February 18, 2021.

Sale of Rowland Heights Branch

Effective January 29, 2021, the Rowland Heights branch was sold to a third party financial institution who acquired certain branch assets and assumed certain branch liabilities, including deposit liabilities and the Bank’s obligations under the Rowland Heights branch lease. No loans were sold as part of this transaction. As of the date of the sale, the Rowland Heights branch had total deposits of $22 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and our Chief Accounting Officer (aka "Principal Financial Officer") have evaluated our disclosure controls and procedures at December 31, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting at December 31, 2020 based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management determined our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors

The information required by this item with respect to our executive officers, directors, compliance with Section 16 of the Securities Exchange Act of 1934, the code of ethics, and certain corporate governance practices is incorporated herein by reference from the information set forth under the captions “Proposal 1-Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters” and “Committees of the Board of

Directors” contained in our 2021 Proxy Statement expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference from the information set forth under the captions “Proposal 1-Election of Directors-Director Compensation,” “—Summary Compensation Table,” “— General,” and “Potential Payments Upon Termination of Change of Control” contained in our 2021 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2021 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

The following table provides information at December 31, 2020 with respect to securities outstanding and available under our 2013 Omnibus Stock Incentive Plan (“2013 Plan”), which is our active equity compensation plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards	(b) Weighted-Average Exercise Price of Outstanding Options and Awards	(c) Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders			401,528
Stock Options	119,162	$10.50
Restricted Shares	124,898	—
	244,060	$5.13	401,528
Equity compensation plans not approved by security holders	—	$—	—
Total	244,060	$5.13	401,528

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information required by this item with respect to certain relationships and related party transactions and director independence is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” contained in our 2021 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item with respect to principal accounting fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” contained in our 2021 Proxy Statement, expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

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

(b) EXHIBITS

Exhibit No.	Exhibit Description
2.1	Plan of Reorganization dated September 1, 2017 by and among First Choice Bank, First Choice Bancorp and FCB Merger Company.[1]
2.2	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[2]
3.1	Articles of Incorporation of First Choice Bancorp.[3]
3.2	Bylaws of First Choice Bancorp.[4]
4.1	Specimen common stock certificate of First Choice Bancorp.[5]
4.2	Description of Registrant's Securities
10.1	Employment Agreement dated April 1, 2020 between First Choice Bancorp, First Choice Bank and Robert M. Franko.[6]
10.2	First Amendment of Employment Agreement, dated April 1, 2020, between First Choice Bank, First Choice Bancorp and Khoi D. Dang.[7]
10.3	First Amendment of Employment Agreement, dated April 1, 2020, between First Choice Bank, First Choice Bancorp and Gene May.[8]
10.4	First Amendment of Employment Agreement, dated April 1, 2020, between First Choice Bank, First Choice Bancorp and Yolanda S. Su.[9]
10.5	First Choice Bank 2005 Stock Option Plan, and Form of Stock Option Agreement.[10]
10.6	First Choice Bank 2013 Omnibus Stock Incentive Plan.[11]
10.7	Form of Stock Option Agreement and Form of Restricted Stock Agreement[12]
10.8	Form of Indemnification Agreement entered into with all of the directors and executive officers of First Choice Bancorp.[13]
21.1	Subsidiaries of First Choice Bancorp
23.1	Consent of Eide Bailly LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1Filed as Exhibit 2.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
2Filed as Exhibit 2.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

3Filed as Exhibit 3.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
4Filed as Exhibit 3.2 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
5Filed as Exhibit 4.1 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
6Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 1, 2020 and incorporated herein by reference.
7Filed as Exhibit 10.2 to the Form 8-K filed with the SEC on April 1, 2020 and incorporated herein by reference.
8Filed as Exhibit 10.3 to the Form 8-K filed with the SEC on April 1, 2020 and incorporated herein by reference.
9Filed as Exhibit 10.4 to the Form 8-K filed with the SEC on April 1, 2020 and incorporated herein by reference.
10Filed as Exhibit 10.5 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
11Filed as Exhibit 10.6 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
12Filed as Exhibit 10.7 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.
13Filed as Exhibit 10.8 to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: March 15, 2021	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: March 15, 2021	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roshan H. Bhakta	Director	March 15, 2021
Roshan H. Bhakta

/s/ Max Freifeld	Director	March 15, 2021
Max Freifeld

/s/ Robert M. Franko	President, Chief Executive Officer and Director	March 15, 2021
Robert M. Franko

/s/ James H. Gray	Director	March 15, 2021
James H. Gray

/s/ Peter H. Hui	Chairman of the Board	March 15, 2021
Peter H. Hui

/s/ Thomas Iino	Director	March 15, 2021
Thomas Iino

/s/ Fred D. Jensen	Director	March 15, 2021
Fred D. Jensen

/s/ Luis Maizel	Director	March 15, 2021
Luis Maizel

/s/ Pravin C. Pranav	Director	March 15, 2021
Pravin C. Pranav

/s/ Lynn McKenzie-Tallerico	Director	March 15, 2021
Lynn McKenzie-Tallerico

/s/ Phillip T. Thong	Vice Chairman of the Board	March 15, 2021
Phillip T. Thong