Form 10-K/A
period 2020-12-31
First Choice Bancorp
filed 2021-04-27
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K/A
Amendment No. 1
__________________________________________________________________

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

As of April 9, 2021, the Registrant had 11,824,407 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

First Choice Bancorp (the “Company”) is filing this Amendment Number 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021. This Form 10-K/A amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that information required by Part III of Form 10-K may be incorporated by reference from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the SEC not later than 120 days after the end of the Company’s most recently completed fiscal year. The Company does not anticipate that its definitive proxy statement for the 2021 annual meeting of shareholders will be filed within the 120-day period. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.

In addition, this Form 10-K/A amends the Original Form10-K to correct an error in the number of shares of the Company’s common stock outstanding as of March 1, 2021. The Original Form 10-K indicated that there were 11,821,987 shares outstanding as of March 1, 2021. The correct number of shares outstanding as of March 1, 2021 is 11,820,707.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is filing new certifications of its principal executive officer and principal financial officer, pursuant to Rule 13a-14(a) of the Exchange Act, as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as set forth herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 15, 2021. Except as described above, no other changes have been made to the Original Form

10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Form 10-K.

As used in this Amendment No. 1, unless the context suggests otherwise, the words “the Company”, “First Choice Bancorp”,“we”, “our”, and “us”, refer to First Choice Bancorp and its consolidated subsidiaries. References to the “Bank”
refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis, unless we indicate otherwise.

INDEX

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s bylaws currently provide that the authorized number of directors may be no less than seven and no more than thirteen, with the exact number of directors to be fixed by resolution of the Board of Directors. The number of directors is currently fixed at eight (8). Directors of the Company serve one-year terms. None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company, acting within their capacities as such. The Company knows of no family relationships between the Directors and Executive Officers of the Company, nor do any of the Directors or Executive Officers of the Company serve as directors of any other company which has a class of securities registered under, or which is subject to the periodic reporting requirements of the Exchange Act or any investment company registered under the Investment Company Act of 1940.

Pursuant to Nasdaq Stock Market LLC (“Nasdaq”) Listing Rules, the Board has made an affirmative determination that the following directors are “independent” within the meaning of such rules: James H. Gray, Peter H. Hui, Fred D. Jensen, Luis Maizel, Pravin C. Pranav, Lynn McKenzie-Tallerico and Phillip T. Thong. These directors comprise a majority of the Company’s Board of Directors and, as such, pursuant to Nasdaq Listing Rules and Rule 10A-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), a majority of the members of the Board is “independent” as so defined.

The following table lists the names and certain information as of April 9, 2021 regarding the Company’s directors.

Name and Office Held	Age	Company Director Since	Bank Director Since
Robert M. Franko, Director, President, CEO and CFO(1)	73	2017	2013
James H. Gray, Director(1)	83	2017	2014
Peter H. Hui, Chairman of the Board(1)	68	2017	2005
Fred D. Jensen, Director(1)	83	2017	2014
Luis Maizel, Director(2)	70	2018	N/A
Pravin C. Pranav, Director(1)	68	2017	2005
Lynn McKenzie-Tallerico, Director(3)	63	2020	2020
Phillip T. Thong, Vice Chairman of the Board(1)	65	2017	2005
(1) Directors Franko, Gray, Hui, Jensen, Pranav and Thong became directors of the Company in connection with the bank holding company reorganization of the Bank in 2017.
(2) Director Maizel is a former director of Pacific Commerce Bancorp and its wholly-owned subsidiary, Pacific Commerce Bank, and joined the Company’s Board of Directors in connection with and effective following the closing the Company’s acquisition of Pacific Commerce Bancorp in 2018.
(3) Director McKenzie-Tallerico was appointed to the Company Board of Directors effective as of January 1, 2020 to replace Maria Salinas who resigned from the Board at the end of 2019.

We believe that all of our directors’ respective educational background and business experience give them the qualifications and skills necessary to serve as directors of the Company. The following is a brief description of each director’s business experience during at least the past five (5) years:

Robert M. Franko. Mr. Franko has served as First Choice Bank’s President, Chief Executive Officer (“CEO”) and a Director of First Choice Bank since November 2013 and First Choice since inception in September 2017 and Chief Financial Officer (“CFO”) of First Choice since May 2020. Mr. Franko brings a wealth of knowledge and experience to First Choice and First Choice Bank, including becoming in 2003 the founder, President, Chief Executive Officer and a director of Beach Business Bank, Manhattan Beach, California, where he created The Doctors Bank® division to provide banking services to physicians and dentists nationwide. Mr. Franko negotiated the sale of Beach Business Bank to First PacTrust Bancorp in 2012, where he thereafter executed the acquisition of the $700 million Private Bank of California in 2013, and where he managed two banks as Chief Executive Officer, with total assets exceeding $3.5 billion with more than 1,000 employees. Mr. Franko has over 25 years of banking experience and previously held several positions in senior management and on boards of directors of commercial banks including City National Bank, Beverly Hills, California (2002-2003); Senior Vice President, Personal Trust and Investments Division, Generations Trust Bank, N.A., Long Beach, California (1999-2002); President and CEO and Executive Vice President of First National Bank of San Diego, Imperial Bancorp, and other financial institutions. Mr. Franko is a member of the Board of Directors of The Independent BankersBank (“TIB”) in Farmers Branch Texas, which is an upstream correspondent bank for First Choice Bank. TIB has made a $25 million revolving line of credit to First Choice Bancorp.

James H. Gray. Mr. Gray has served as a Director of First Choice Bank since March 2014, and as Director of First Choice since inception in September 2017. He has been extensively involved in the banking industry for over 40 years. In 1974, Mr. Gray was co-founder of Harbor Bank headquartered in Long Beach, California, and he served as Chairman of the Board and CEO from 1976 until the sale of Harbor Bank to City National Bank in early 1998. In 1999, Mr. Gray founded Generations Trust Bank and served as Chairman until its business was sold to Union Bank in 2002. In June 2004, Mr. Gray was a founding Director and Co-Chairman of Beach Business Bank in Manhattan Beach, California, until it was sold to First PacTrust Bancorp in 2012. Mr. Gray was also President of the California Bankers Association from 1985 to 1986 and was a member of the Board of Directors of the American Bankers Association from 1991 to 1996. In addition, Mr. Gray was also one of the founding members of the FDIC’s National Community Bank Advisory Committee, serving from 2009 to 2012. Mr. Gray is an active member of the Long Beach community, as founding Chairman of the Aquarium of the Pacific, a past President of both the Chamber of Commerce and the Port of Long Beach Board of Harbor Commissioners, and Chairman of the United Way. Mr. Gray has served as an elected member of the Board of Education in Long Beach and as a Trustee for the Long Beach Community College district, as well as a Trustee for the California State University system from 1990 to 1999.

Peter H. Hui. Mr. Hui founded First Choice Bank and has served as Chairman since inception in August 2005, and Chairman of First Choice since inception in September 2017. He has been President of Hospitality Unlimited Investments, Inc. since 1986. He also is an accomplished hotel and real estate broker, previously in the city of Cerritos and currently in Las Vegas. He has 33 years of experience in the hospitality business as owner, developer, management company, operator, or general manager with Hilton, Holiday Inn, Ramada Inn, and Quality Inn, among others. He was also previously a partner in Petra Pacific Insurance Service Inc. As a member of the Directors’ Loan Committee, Mr. Hui brings valuable insight to understanding credit, not just in the hospitality industry, but also in the other businesses where he has operated, such as insurance and non-profit lending. Mr. Hui has also been prolific in bringing deposit relationships to the Bank to provide liquidity. As a member of the Compensation, Nominating and Corporate Governance Committee, he brings his years of management experience to bear on selecting high quality candidates for the Board and management. Mr. Hui attained his BA degree from Southwest State University in Marshall, Minnesota and also graduated from UCLA’s Executive Program in Los Angeles, California. Mr. Hui is also licensed as a real estate broker, is a former instructor on Hotel Management at California Poly University in Pomona, California, and is a former member of the Ramada Franchise Counsel and the Rotary Club.

Fred Jensen. Mr. Jensen has served as a Director of First Choice Bank since May 2014, and as a Director of First Choice since inception in September 2017. Mr. Jensen has been extensively involved in the banking industry for over 40 years. In 2005, Mr. Jensen was a Director and Audit Committee Chairman and Member of Loan Committee of Beach Business Bank in Manhattan Beach, California until it was sold to First PacTrust Bancorp in 2012, after which he served as Director and Audit Committee Chairman and Member of Loan Committee until 2013. He previously held several positions in senior management and on boards of directors of commercial banks including Security Pacific Bank, Los Angeles (1999-2005), First Bank and Trust, Irvine (Formerly Queen City Bank) (1995-1999), Aktiv Bank Holding Bank, Long Beach, (1982-1992), National Bank of Long Beach, Long Beach (1980-1992), American City Bank, Los Angeles (1971-1979), and Union Bank (1966-1971). Mr. Jensen has also served as Director of California Bankers Insurance Services; Chairman of Bank Group California; Director of the Federal Reserve Bank of San Francisco, Los Angeles Branch from 1987-1993; and President of the California Bankers Association in 1992. Mr. Jensen is an active member of the Long Beach community, as President and Director of Long Beach Area Certified Development Corporation, Director of the Aquarium of the Pacific, as well as Trustee for both the Long Beach Memorial Medical Center Foundation, and Boys and Girls Clubs of Long Beach. Mr. Jensen also previously served as a member of the Advisory Board of the California State University Long Beach, School of Business Administration.

Luis Maizel. Mr. Maizel has served as a Director of First Choice Bancorp since August 2018. Mr. Maizel has also served as the President of Maizel Enterprises, Inc., since 1984, Director of LLJ Ventures LLC since 2019, and is Vice Chair of the Board of Trustees of the University of San Diego, where he also chairs the Investment Committee. He is a co-founder and Senior Manager of the Investment Strategy Group at LM Capital Group, LLC, also serving as President of LM Capital Management since 1989 and LM Advisors Inc. since 1984. He has been investing in the global fixed income market for over thirty years. He previously served as Vice President of Finance for Grupoventas, S.A., as well as President of both Industrias Kuick, S.A., and Blount Agroindustrias, S.A., manufacturers of agribusiness equipment. Mr. Maizel previously served as a Director of United PanAmerican Financial Corporation, a Nasdaq-listed company; Pacific Commerce Bancorp and Bank; and Vibra Bank. He has also served as a board member of the United States Board of Directors of Nacional Financiera (NAFIN- Mexico's National Development Company), Wells Fargo San Diego Community Board, and several nonprofit organizations, and was previously a Faculty Member at the Harvard Business School. He earned his Bachelors of Science degree in Mechanical Engineering from the National University of Mexico, Masters of Science degree in Industrial Engineering from National University of Mexico, and Master of Business Administration from Harvard Business School, where he graduated as a Baker Scholar, the school's highest academic honor.

Pravin C. Pranav. Mr. Pranav is a founding member of First Choice Bank, having served as a Director since inception in August 2005, and as a Director of First Choice since inception in September 2017. Mr. Pranav was admitted as an Associate of the Institute of Chartered Accountants of England and Wales in 1978, a program which requires in-depth training, as well as successful completion of rigorous examinations in financial management, auditing, business strategy and taxation. He subsequently moved to Zambia, Africa, where he joined his family trading enterprise. Mr. Pranav came to the United States in 1988 and in 1992, he founded Abacus Payroll Services, having served as its President for almost 30 years.

Lynn McKenzie-Tallerico. Ms. McKenzie-Tallerico has served as Director of First Choice Bank since September 2020, and as a Director of First Choice since January 2020. Ms. McKenzie-Tallerico has over 40 years of experience in the banking industry. She served as National Lead Advisory Partner for Regional and Community Banks for KPMG LLP, helping to coordinate all advisory services to one of KPMG’s largest industry segments, including strategy and financial results. She also led the Internal Audit Risk and Compliance practice for the Pacific Southwest Region and served as lead Advisory Partner for the Phoenix, Arizona office. Prior to joining KPMG in 1996, Ms. McKenzie-Tallerico worked at a major regional bank for 15 years, gaining experience in lending, bank operations, financial operations, risk management and internal controls. Ms. McKenzie-Tallerico currently serves on the board of CASA Los Angeles where she is a member of the Executive Committee and Chair of the Audit and Risk Committee. CASA Los Angeles is a local non-profit that advocates on behalf of children who have experienced abuse and/or neglect. Ms. McKenzie-Tallerico previously served as a board member of the UCLA Iris Cantor Executive Women’s Health Center. Ms. McKenzie-Tallerico has a Master of Business Administration degree with a focus on Finance from the University of Texas at Austin, and a Bachelor of Arts degree in Economics from the University of California, Irvine. She is a licensed CPA in the State of California and a member of the American Institute of Certified Public Accounts, or AICPA.

Phillip T. Thong. Mr. Thong is a founding member of First Choice Bank, having served as Vice Chairman since inception in August 2005, and as Vice Chairman of First Choice since inception in September 2017. Mr. Thong is a Certified Public Accountant / Business Advisor, currently Managing Partner of his own firm, Phillip T Thong CPA, and has over 30 years of related experience including private and public accounting, management consulting, mergers & acquisitions, and other such areas. He previously was a Founding Partner of Thong, Yu, Wong & Lee, LLP, from 1982 until 2017. Mr. Thong currently is a member of the Advisory Board of the Cambodian American Chamber of Commerce and Cambodia Town Inc. and has been a Director for Solexar Energy Int't Inc. since 2013. He is a member of American Institute of Certified Public Accountants and California Society of Certified Public Accountants. Formerly, Mr. Thong was a board member of the Indonesia Business Society and a member of the advisor board of the Senate Select Committee on Small Business Enterprises. Mr. Thong previously served as a member of the Board of Directors and Chairman of the Audit Committee at International Bank of California. Mr. Thong holds a BS degree in Accounting from West Coast University in Los Angeles, California and a Master’s in Business Administration from Cal State Polytechnic in Pomona, California.

Our Compensation, Nominating and Corporate Governance Committee currently consists of directors Pranav (Co-Chairperson), Thong (Co-Chairperson) and Hui. Our Audit Committee currently consists of directors Gray, Jensen, Pranav, McKenzie-Tallerico, and Thong (Chairperson).

Information about our Executive Officers

The following sets forth the names and certain information as of December 31, 2020 with respect to the Executive Officers of the Company and/or the Bank (except for Mr. Franko who is also a director and whose information is included above):

Name	Age	Position	Principal Occupation for Past 10 Years	Year First Appointed
Khoi D. Dang	47	EVP, General Counsel, First Choice Bancorp and First Choice Bank	Lawyer/Banker	2019
Gene May	69	EVP, Chief Credit Officer, First Choice Bank	Banker	2011
Yolanda Su	58	EVP, Chief Operations Administrator, First Choice Bank	Banker	2005

Khoi D. Dang. Mr. Dang has served as Executive Vice President and General Counsel of the Company and the Bank since March 2019. Prior to joining the Company in this role, Mr. Dang was a partner attorney at Duane Morris, LLP from 2017 through 2019. Prior to this, Mr. Dang was a partner attorney at the banking law firm of Horgan, Rosen, Beckham & Coren, LLP from 2011 through 2017, and an associate with this firm from 2006 through 2011. During his legal career, Mr. Dang has served as outside general counsel to regional and community banks throughout California, advising banks and their holding companies (including the Company and the Bank) on such matters as general corporate, corporate governance, regulatory compliance (e.g., state and federal lending and banking laws and regulations), corporate finance and corporate securities (e.g., ’33 and ’34 Act compliance); private and public mergers and acquisitions and general business operations.

Mr. Dang is a graduate of Santa Clara University Law School (Juris Doctorate, 2002), the University of California, San Diego (Masters in International Affairs, 1999) and the University of California, Los Angeles (Bachelor of Arts, 1996).

Gene May. Mr. May has served as the Executive Vice President and Chief Credit Officer of First Choice Bank since November 2011. His professional experience began with a 6 ½ year term with the Federal Deposit Insurance Corporation in the Division of Bank Liquidation beginning in 1975. Mr. May has almost 40 years of experience in the banking industry, specializing in consumer and commercial lending, and has held numerous management positions, most recently with Torrey Pines Bank, Pacific Western Bank, and First Pacific Bancorp. Mr. May obtained his BS degree in Accounting from Stephen F. Austin State University, Texas.

Yolanda Su. Ms. Su has served as the Executive Vice President and Chief Operations Administrator of First Choice Bank since it commenced operations in August 2005. From July 2003 until August 2005, Ms. Su worked at organizing First Choice Bank, while also performing internal auditing services for M.P. Romano Associates on a contractual basis. From 1991 until 2003, Ms. Su was with First Continental Bank, where she served as Senior Vice President and Cashier during her last five years at that bank. Ms. Su has over 25 years of experience in operations department, operations compliance, human resources, and information systems. Ms. Su attained her BS degree in Business Management from the College of Holy Spirit in Manila, Philippines.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2020 fiscal year, no director or executive officer failed to file, on a timely basis, reports required during or with respect to 2020 by Section 16(a) of the Exchange Act.

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

Corporate Governance Guidelines

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. Our Board of Directors has adopted Corporate Governance Guidelines that set forth the framework within which our Board of Directors, assisted by the committees of our Board of Directors, directs the affairs of our combined organization. The Corporate Governance Guidelines address, among other things, the composition and functions of our Board of Directors, director independence, compensation of directors, management succession and review, committees of our Board of Directors and selection of new directors. Our Corporate Governance Guidelines are available on our website at www.firstchoicebankca.com under “Investor Relations” and the "Corporate Governance" tabs.

Director Qualifications: We believe that our directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders. When considering potential director candidates, our Board of Directors also considers the candidate’s character, judgment, diversity, skill-sets, specific business background and global or international experience in the context of our needs and those of the Board of Directors.

Director Independence: Because our common stock is listed on the Nasdaq Global Select Market, we are required to comply with the rules of Nasdaq with respect to the independence of directors who serve on our Board of Directors and its committees. Under the rules of Nasdaq, independent directors must comprise a majority of our Board of Directors. The rules of Nasdaq, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. As noted above, the Board has made an affirmative determination that a majority of our current Board of Directors qualify as being “independent” within the meaning of the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act.

Board Leadership Structure: Our Board selects the Company's CEO and Chairman of the Board in the manner that it determines to be in the best interests of the Company's shareholders. The Board has determined that having an independent director serve as Chairman of the Board is in the best interest of the Company's shareholders at this time. Our Board believes that this structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting Board and Committee agendas and establishing priorities and procedures. Further, this structure permits the Chief Executive Officer to focus on the Company's and the Bank's strategic matters and the management of their day-to-day operations.

The Bank, as a separate and distinct entity from the Company, has a separate Board of Directors. The Bank’s Board is comprised of 10 directors who are as follows: Roshan H. Bhakta, Robert M. Franko, Max Freifeld, Peter H. Hui, James H. Gray, Fred D. Jensen, Thomas Iino, Lynn McKenzie-Tallerico, Pravin C. Pranav and Phillip T. Thong. The Bank’s Board of Directors meets monthly, with individual Bank Board committees meeting more frequently as necessary.

Code of Ethics. Our Board of Directors has adopted a code of ethics that applies to all of our directors and employees, including our NEOs. The code provides fundamental ethical principles that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting to the appropriate persons identified in the code of violations of the code; and accountability for adherence to the code. Our Code of Ethics is available on our website at www.firstchoicebankca.com, under “Investor Relations” and the “Corporate Governance” tabs. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website, as well as any other means required by Nasdaq Stock Market rules.

Compensation, Nominating and Corporate Governance (“CNG”) Committee Interlocks and Insider Participation. None of the members of our CNG Committee are also officers or employees of the Company and/or Bank. In addition, none of our executive officers serves or has served as a member of the CNG Committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our CNG Committee.

Risk Management and Oversight. Our Board of Directors oversees our risk management process, which is a company-wide approach to risk management that is carried out by our management. Our full Board of Directors determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our full Board of Directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk within their particular area of concern. In particular, our CNG Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. In addition, recognizing the potential impact our operations may have on our environment and the communities we serve, our CNG Committee is also responsible for overseeing our balance of financial and operational priorities with environmental, social and governance issues affecting our communities pursuant to the guidelines outlined in our Environmental, Social and Corporate Governance Policy in order to manage our reputational risks associated therewith. Our Audit Committee is responsible for overseeing the management of risks associated with related party transactions. Our Directors Loan Committee is primarily responsible for credit and other risks arising in connection with our lending activities, which includes overseeing management committees that also address these risks. Our Asset/Liability Committee monitors our interest rate risk, with the goal of structuring our asset-liability composition to maximize net interest income while minimizing the adverse impact of changes in interest rates on net interest income and capital. Our Board of Directors monitors capital adequacy in relation to risk. Pursuant to our Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board of Directors and its committees.

Shareholder Communications with the Board. Shareholders wishing to communicate with the board of directors as a whole, or with an individual director, may do so by e-mail from the Bank’s or the Company’s website, www.firstchoicebankca.com or by writing to the following address:

First Choice Bancorp
17785 Center Court Drive, Suite 750
Cerritos, CA 90703
Attention: Corporate Secretary

Any communications directed to the Corporate Secretary will be forwarded to the entire Board of Directors, unless the Chairman of the board reasonably believes communication with the entire Board of Directors is not appropriate or necessary or unless the communication is addressed solely to a specific committee or to an individual director.

Committees of the Board of Directors

During 2020, the Company’s Board of Directors held four (4) regular meetings and three (3) special meetings. All of the directors of the Company who served in 2020 attended at least 75% of the aggregate of (i) the total number of the

Company Board meetings which they were eligible to attend, and (ii) the total number of meetings held by all committees of the Board of Directors of the Company on which they served during 2020 and which they were eligible to attend.

In addition to meeting as a group to review the consolidated business, certain members of the Company’s Board of Directors also devote their time and talents to the following standing committees:

Name	Audit Committee	Compensation, Nominating and Corporate Governance Committee	Director's Loan Committee
Robert M. Franko			√
James H. Gray	√		√*
Peter H. Hui		√	√
Fred D. Jensen	√		√
Luis Maizel
Pravin C. Pranav	√	√*
Lynn McKenzie-Tallerico	√		√
Phillip T. Thong	√*	√*	√
*Denotes Chairperson. Both of Pravin C. Pranav and Phillip T. Thong are Co-Chairmen of the Compensation, Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee operates under a written charter, adopted by the Board of Directors, which is available on our website at www.firstchoicebankca.com under “Investor Relations” and the “Corporate Governance” tabs. The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each of the members of the Audit Committee is independent within the meaning of the rules and regulations of Nasdaq.

The purpose of the Audit Committee is to oversee and monitor (i) the integrity of our consolidated financial statements and the Company’s systems of internal accounting and financial controls; (ii) our compliance with applicable legal and regulatory requirements; (iii) our independent auditor qualifications and independence; and (iv) the performance of our third-party internal audit function and independent auditors. The Board of Directors has determined that Mr. Phillip Thong is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. (Please refer to Mr. Phillip Thong’s relevant experiences and background under his bio under the section “Information about our Directors”).
The Audit Committee has the sole authority to appoint or replace the Company’s independent auditors (including oversight of audit partner rotation). The Audit Committee is also directly responsible for the compensation and oversight of the work of the Company’s independent auditors. Our independent auditors report directly to the Audit Committee. Among other things, the Audit Committee reviews and discusses with management and the independent auditors our independent certified audits; reviews and discusses with management and the independent auditors our quarterly and annual financial statements; reviews the adequacy and effectiveness of our disclosure controls and procedures; approves all auditing and permitted non-auditing services performed by our independent auditors; reviews significant findings by our bank regulators and management’s response thereto; establishes procedures to anonymously and confidentially handle complaints we receive regarding auditing matters and accounting and internal accounting controls; and handles the confidential, anonymous submission to it by our employees of concerns regarding questions relating to accounting or auditing matters. The Audit Committee also has authority to retain independent legal, accounting and other advisors as the Audit Committee deems necessary or appropriate to carry out its duties.

During 2020, the Audit Committee held four (4) regular meetings and seven (7) special meeting(s).

Compensation, Nominating and Corporate Governance Committee ("CNG"). Our CNG committee currently consists of directors Pranav (Co-Chairperson), Thong (Co-Chairperson) and Hui. Our Board of Directors has evaluated the independence of the members of our CNG Committee and has affirmatively determined that all directors are “independent” under Nasdaq rules. The CNG Committee held four (4) regular meetings and four (4) special meeting(s) during 2020.

Our CNG Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The current charter of the CNG Committee is available on our website at www.firstchoicebankca.com under “Investor Relations” and the “Corporate Governance” tabs.

The Board of Directors believes it is important for the CNG Committee to be composed entirely of non-employee directors who qualify as “independent” under the rules of the SEC and Nasdaq. Accordingly, the Board of Directors has determined that each of the members of the CNG Committee meets both the SEC’s and Nasdaq’s definitions of independence for purposes of service on the Company’s CNG Committee. The CNG Committee oversees actions relating to hiring, termination, salary and promotions; reviews and approves the personnel budget, benefit programs, incentive programs including stock options, bonuses, and related items; and verifies that management follows proper procedures to recognize adverse trends in turnover and to maintain adequate staffing levels. Further, the CNG Committee is responsible for the oversight of the executive compensation policy of the Company and reviews individual compensation packages of executive officers and all employee compensation plans generally to ensure that the compensation plans offered do not lead executive officers and employees to take unnecessary and excessive risks that could threaten the value of the Company while at the same time allow the Company to recruit and maintain experienced, talented bankers.

Our CNG Committee is responsible for discharging our Board of Directors’ responsibilities relating to the corporate governance of our organization. Among other things, the CNG Committee has responsibility for:

•recommending persons to be selected by our Board of Directors as nominees for election as directors or to fill any vacancies on the Company’s or the Bank’s Board of Directors;

•monitoring the functioning of our standing committees and recommending any changes, including the creation or elimination of any committee; developing, reviewing and monitoring compliance with our corporate governance guidelines;

•reviewing annually the composition of our Board of Directors as a whole and making recommendations; and

•handling such other matters that are specifically delegated to the Compensation, Nominating and Corporate Governance Committee by our Board of Directors from time to time.
Other specific duties and responsibilities of our CNG Committee include: retaining and terminating any outside search firm to identify director candidates; receiving communications from shareholders regarding any matters of concern regarding corporate governance matters; recommending to the Board the appropriate directors to serve on each of the Boards of Directors of the Company and the Bank and their respective committees; and reviewing and reassessing the adequacy of its Charter and its own performance on an annual basis. The procedures for nominating directors (including the process for shareholders' nomination of directors), other than by the Board of Directors itself, are set forth in the Company’s bylaws and reprinted in the Notice of Annual Meeting of Shareholders.

Directors' Loan Committee. The Directors’ Loan Committee is a committee consisting of independent directors Gray (Chairperson), Bhakta, Freifeld, Hui, Iino, McKenzie-Tallerico, Jensen and Thong, and certain Bank Officers including the Bank's President and CEO, Mr. Robert Franko; the Bank's EVP and Chief Credit Officer, Mr. Gene May; and the Bank's Executive Vice President and Deputy Chief Credit Officer, Mr. Michael Martin. The Directors' Loan Committee met twelve (12) times in 2020. The Directors' Loan Committee is responsible for establishing loan policies, approving certain credit facilities, setting credit approval limits and reviewing the Bank's loan portfolios and adequacy of the allowance for loan losses.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

We are committed to excellence in our environmental, social and governance (“ESG”) practices, with our CNG Committee assuming primary oversight of our efforts in ESG matters. We continually assess our practices to ensure we are meeting or exceeding industry standards, as well as seeking opportunities to enhance the communities in which we operate through corporate giving, employee volunteering, workforce development, participating in the political and public policy process, and environmental sustainability programs. For 2020, our efforts have resulted in the following:

• Recognized on the American Banker's Best Banks to Work For list for three consecutive years

• Showcased in the Western Bankers Association's social impact awareness campaign for our community service mission

• Awarded the Bank Enterprise Award for ten (10) years in a row by the U.S. Department of the Treasury's Community Development Financial Institution (CDFI) Fund

We recognize that understanding our efforts to improve ESG practices is increasingly important to our shareholders, customers and employees and have included some highlights below to share our ongoing commitments in these areas.

Our Commitment to Anti-Corruption Compliance

As a financial institution, our reputation for integrity is central to the success of our business. By acting with integrity, we earn the respect and trust of our clients, shareholders, communities, and regulators. We strive to maintain that trust by promoting a corporate culture that encourages ethical business practices and compliance with applicable law in locations where we conduct business. With these values in mind, we have a zero tolerance for bribery and corruption. All employees are required to act in accordance with the Code of Ethics and Standards of Personal Conduct Policy (“Code of Ethics”) which prohibits the offering or giving anything of benefit (including any type of gift, gratuity, favor, service, loan, legacy, fee or compensation, or anything of monetary value) from anyone with the intent to be influenced or rewarded in connection with any business or transaction with our Company (including to any customers of the bank, or any public bank examiner). Our clients, shareholders, communities, and regulators continue to have faith in our Company because we have prudent lending and practices. Our staff are prohibited from engaging in any lending practice that is not solely based on a borrower’s creditworthiness and business relationship with the Company or representing or exercising authority on behalf of the Company in matters of credit recommendations for themselves, members of the staff’s family, or any individual or organization to which the staff member or his/her immediate family is indebted to or has a financial interest in. Additionally, in addition to adhering to strict compliance with all applicable federal and state political campaign laws, our employees are prohibited from making any direct or indirect contribution of funds or other property of the Company in connection with the election of a candidate for any political office or position. Our commitment to our reputation for integrity and ethical lending is transparent in our business practices. We keep accurate books, records, and accounts that relate to transactions of the bank, our clients, suppliers, and other partners. Our employees are encouraged to report any perceived unethical, immoral, or illegal business conducts through an anonymous reporting process. For any such reporting, the Company adheres to a strict non-retaliation policy. We engage in regular due diligence and oversight of our processes and procedures, with regular and annual review, including providing training and awareness to our employees on an annual basis. We value the trust that has been placed in our Company and therefore, any violation of the Code of Ethics may result in disciplinary action, including dismissal from employment. We complete due diligence screening for all of our suppliers, borrowers, and customers through our anti-money laundering program and “Know Your Customer” protocols.

Our Commitment to Human Rights

We understand that as a leading provider of financial services to the community, particularly to the smaller ethnic communities that we service, we must pursue corporate activities in a manner that is in harmony with societal expectations and protect human rights. We are committed to respecting the human rights of our employees through our Human Rights Policy, our Environmental, Social and Governance Policy, and our internal employment policies and practices, including providing a safe and healthy work environment for our employees, respecting their freedom of association, protecting the personal information of our employees and providing our employees with benefits which include health and family care. We also recognize that it is the responsibility of each client and supplier to define their own respective issues relating to human rights. However, in our client relationships, we seek to incorporate respect for human rights and demonstrate a commitment to fundamental principles of human rights through our own behavior. We also seek to engage with suppliers whose values and business principles are consistent with our own. Through our procurement process, our suppliers are to adhere to the Supplier Code of Conduct in respect to human rights of their employees and communities in which they operate.

Our Community Service Mission

As a relationship-focused community bank, we take our responsibility of being an accountable corporate citizen seriously. Core to this corporate ideology is the goal of giving back to our communities, through both active and direct community service and corporate giving.

We host an annual charity golf tournament to raise money for local charities. Although we made the difficult decision in 2020 to cancel our annual golf tournament due to COVID-19, we continued our efforts to raise donations online and were able to raise substantial contributions, with the amounts matched by the Much is Given Foundation, for a total of $60,000, all of which was distributed to 18 non-profit organizations (2020 recipients- Asian Pacific Community Fund, Blind Children’s Learning Center, C5 Los Angeles, Caterina's Club, Central City Neighborhood Partners, East West Players, The Entrepreneur Educational Center Inc., Food Finders, Haven Neighborhood Services, Joy Youth Services, Kitchens For Good, Milal- The American Wheat Mission, National Asian American Coalition, Orange County Community Housing Corporation, Pomona Valley Habitat for Humanity, Saddleback Church Anaheim Food Pantry, The Jacobs & Cushman San Diego Food Bank, and Weingart East Los Angeles YMCA).

In addition to the charities and community programs we support through donations, we have a dedicated volunteer time program that encourages our employees to volunteer with local charities and community organizations of their choice. We also provide opportunities for directors and employees to volunteer in support of local community development organizations and initiatives, such as the Jacobs & Cushman San Diego Food Bank, helping to sort, inspect and package donated food items from stores and local food drives for community members in need; the Ron Finley Project’s Annual Da FUNction Community Fun Fest, providing financial literacy through the LA Saves campaign, a program that seeks to motivate and encourage low- to moderate-income individuals and families to save money; and Junior Achievement of Southern California, offering financial literacy education for students in financially underserved areas within our community. We have also collaborated with the City of Los Angeles to provide financial education to the city’s residents. In addition, our enduring partnerships with Neighborhood Housing Services of Los Angeles County, Burbank Housing Corporation, San Gabriel Valley Habitat for Humanity, Habitat for Humanity - Pomona Valley, Orange County Community Housing Corporation and Joy Youth Services provide housing-related support, both directly and indirectly, in some of the most underserved areas in Southern California.

In addition to charitable donations and promoting civic participation through local volunteering, we provide scholarships to students from low-income families in the greater Los Angeles and Orange County areas, including students who volunteer with Milal Mission, a nonprofit organization in Santa Fe Springs dedicated to serving individuals with mental and/or physical disabilities and their families and local graduating high school students who are economically disadvantaged and have demonstrated academic excellence.

Socially Conscious Lending

As an SBA-designated “Preferred Lender,” we support local entrepreneurs by providing financial solutions to help them start, build and grow their businesses. Included among these entrepreneurs and businesses are “micro” businesses that often times are unable to source non-predatory financial assistance elsewhere. That is why we started the First Choice Bank Microloan program in 2018 and, since its inception, we have collaborated with many community-based organizations that support low-income and distressed communities to offer specially-designed financial products and solutions for these “micro” businesses and local entrepreneurs – including landscapers, small marketing/advertising companies, cosmetic sellers and other home-based businesses. While our Microloan program offers small, unsecured loans at below-market interest rates with no credit-score requirements, the non-profit organizations we collaborate with provide financial education and technical and business assistance to our borrowers. As of December 31, 2020, we have originated 93 micro loans through partnerships with the Pacific Asian Consortium in Employment (PACE), Impact Southern California CDC, Entrepreneur Educational Center, Inc., and National Asian American Coalition (NAAC), with 43 loans originated to businesses during the pandemic to provide much-needed assistance. In addition, we were recently highlighted in the FDIC publication “Investing in the Future of Mission-Driven Banks” for our Microloan Program and the much-needed support it provides to small and micro-businesses in our local communities.

We are also committed to direct investments in our communities, having invested a total of $2.0 million in Clearinghouse Community Development Financial Institution (“Clearinghouse CDFI”) in 2020. Clearinghouse CDFI is a full-service, direct lender financing projects serving low-income and disadvantaged communities, including those in Southern California through its mission to provide economic opportunities and improves the quality of life for lower-income individuals and communities through innovative and affordable financing that is unavailable in the conventional market. Recognizing that the COVID-19 pandemic has had a disproportionate impact on low-income and disadvantaged communities and the non-profit and community organizations that serve these communities, we sought to increase our investment in Clearinghouse CDFI from the initial $500,000 by $1.5 million in 2020 for an aggregate investment of $2.0 million at December 31, 2020. We made the additional investment in order to address the immediate needs and long-term challenges for those communities most impacted by the COVID-19 pandemic and assist those who need help the most. Our investment in Clearinghouse CDFI attests to our continued commitment to benefit low-income, distressed, and communities of color facing hardships by helping Clearinghouse CDFI to continue to finance small businesses, community facilities, affordable housing, and other projects that create jobs and services in these underserved areas.

As a result of these efforts and other targeted lending programs that we have or participate in, our banking regulators have recognized us with the highest possible Community Reinvestment Act (“CRA”) rating – “Outstanding” during our most recent Community Reinvestment Act (“CRA”) examination by the Federal Reserve Bank of San Francisco (“FRB”) in 2019. This regulatory exam reviewed how we meet the credit needs of our communities, including low- and moderate-income (“LMI”) neighborhoods.

Environmental Sustainability

We strive to contribute to global efforts to achieve environmental sustainability. In 2014, we relocated our headquarters location to a LEED (Leadership in Energy and Environmental Design)-certified building, which was designed and built using strategies aimed at improving performance across all the metrics that matter most - energy savings, water efficiency, CO2 emissions reduction, improved indoor environmental quality, and stewardship of resources and sensitivity to their impacts. In 2012, the building was awarded LEED certification by the U.S. Green Building Council and awarded an Energy Star label that same year for its operating efficiency. We have also put into place several green initiatives across all our locations over the last few years, including offering separate recycle bins for employees to dispose of their empty cans and bottles; distributing re-usable mugs, water bottles, soup/salad bowls and lunch totes to each of our employees for ongoing use; implementing several paperless technologies, including electronic options for document signings, filing and communication (i.e., email and e-fax), all of which have reduced the amount of paper we use. For example, through our use of DocuSign, a secure electronic signature software, DocuSign estimates that, during 2020 alone, we have preserved over 150,165 pounds of wood; 442,152 gallons of water; 352,470 pounds of carbon; and 24,402 pounds of waste, all of which have also contributed to a significant reduction in harmful green gas emissions. We also offer an electronic version of our Bank’s newsletter for our customers who also want to “go green” (FCB Newsletters). For the paper we do need to use, we engage a shredding service that offers secure recycling. We have also recently employed new audio and video conference technologies to allow our eleven locations throughout Los Angeles, Orange and San Diego counties to “meet” without the harmful greenhouse gas emissions that accompany driving between locations.

In addition to implementing more environmentally-friendly practices within each of our locations, we offer and promote the U.S. Small Business Association's (“SBA”) 504 green loan program, which provides financing to small businesses looking to grow and expand their operations through replacing or retrofitting existing facilities to include technologies that reduce energy consumption or by upgrading existing equipment and processes to utilize renewable energy sources (solar, wind, turbine, thermal) or renewable fuel producers (biodiesel, ethanol).

Diversity, Equity and Inclusion

We believe that diversity encourages innovation and problem-solving, and our team's differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. We are proud of our cultural- and gender-diverse workforce, with a majority of our active employees identifying as ethnic minorities (approximately 37% identify as Asian and 32% identify as Hispanic at December 31, 2020), and approximately 66% of our workforce and 43% of our executive management team are made up of women. In 2018 and 2020, we appointed female directors to our Board of Directors (“Board”) and hope to continue to increase diversity on our Board to align with our culture of a diverse workforce. We have achieved this level of diversity and inclusion through concerted efforts to raise awareness about gender roles, religion, disability, ethnicity and sexual orientation and all other characteristics protected by federal, state and local laws, by using formal and mandatory training. We promote the fair inclusion of minorities, women and other protected classes in our workforce by publicizing employment opportunities, creating relationships with minority and women professional organizations and educational institutions, creating a culture that values the contribution of all employees, and encouraging a focus on these objectives when evaluating the performance of managers. In addition, we are certified as a Minority Depository Institution (MDI), as a majority of our Board of Directors are minorities and the communities we serve are comprised predominantly of ethnic minorities.

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

Responses to the Coronavirus (COVID-19) Impact

As the Novel Coronavirus disease (COVID-19) continues to impact communities across the country and the broader economy, we are making the health and well-being of our employees, customers and the communities we serve our top priority. To ensure the safety and well-being of our employees during COVID-19, we have invested in technology and products that allow for the majority of our employees to telecommute and work from home. We conduct all of our business meetings, including our 2020 annual shareholder’s meeting, virtually so that there are effective social distancing measures in place to prevent the spread of COVID-19. For employees who are in the office, we have implemented safety measures in the work location that comply with recommendations by the Centers for Disease Control and Prevention and other government entities, including providing personal protective equipment (e.g., masks, hand sanitizer, gloves, etc.) to all of our employees, as well as installing protective shields at teller desks in our branches and implementing enhanced cleaning and sanitizing practices at all locations. To enhance safety measures and for effective contact tracing efforts, before employees and visitors can gain access to our facilities, they are required to “check-in” through an automated kiosk and complete a screening questionnaire to help us verify that employees and visitors are not at risk of having COVID-19 and compromising the health and safety of our employees. We are also taking steps to respond to the needs of individual and business customers directly affected, while continuing to execute our own business continuity plans under challenging conditions. In this regard, we leveraged our political contacts to campaign for fundamental changes to existing bank regulations and accounting standards to permit banks to restructure loans, including providing temporary deferments of both interest and principal, without triggering “Troubled Debt Restructuring” standards or characterizing these loans as non-performing assets. As these changes came into effect, we instituted a program that provided a three-month deferment for all qualifying loans so long as the loans were not thirty-days past due at the time of the deferment. In addition, we are actively participating in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide temporary loans to qualifying small businesses so that they can retain their employees through this difficult period. Furthermore, last year, we participated in the Main Street Lending Program (“Main Street Program”) as administered by the Federal Reserve Bank of Boston, to provide loans to small- and medium-sized businesses impacted by COVID-19 that may not have qualified for the SBA PPP program. During the program’s duration, we funded a total of 32 Main Street Program loans and, out of 178 banks who participated in the Main Street Program, we ranked 3rd in California and 20th in the nation in funding loans that were essential to the survival of businesses during COVID-19. Additionally, we provided emergency donations totaling $10,000 to several non-profit organizations in Los Angeles, Orange, and San Diego counties helping to fight hunger during the growing COVID-19 pandemic. The five charitable organizations, each receiving a $2,000 donation, include Food Finders (www.foodfinders.org) and Project Angel Food (www.angelfood.org) in Los Angeles County; Second Harvest Food Bank (www.feedoc.org) and Caterina’s Club (https://caterinasclub.org) in Orange County; and Kitchens For Good (https://kitchensforgood.org/) in San Diego County. We continue to find opportunities to make a difference for our clients and the communities impacted by COVID-19.

DIRECTOR COMPENSATION

The CNG Committee evaluates the director compensation and recommends to the Board compensation for non-employee directors and the Board approves the director compensation for each fiscal year. The Company reimburses its directors for reasonable travel, food, accommodation and other business-related expenses incurred in relation to their service on the Board and committees.

During 2020, compensation payable to our directors included (a) a quarterly cash retainer of $3,000; (b) $2,000 for each Company Board meeting attended in person or via phone; (c) $700 for each Bank Board meeting attended in person or via phone; and (d) $1,000 per committee meeting attended in person or via phone. In addition, the Chairman of the Board received an additional $1,000 per Board meeting and each committee chairperson received an additional $500 per committee meeting. In addition to cash compensation, each of the directors (other than Mr. Franko, our President, CEO and CFO), received shares of restricted stock in such amounts relative to the other directors in proportion to the cash compensation paid to the other directors during 2020. An aggregate of 17,512 shares of restricted stock were awarded in February 2020 to the Company’s and the Bank’s Directors with a one-year vesting term for service during 2019. The aggregate grant date fair value of such awards totaled $440 thousand based on the closing price of the Company’s common stock of $25.10 per share on the grant date of February 4, 2020.

The following table sets forth the compensation to each of our non-employee directors for services during 2020. Mr. Franko who served as a director during 2020 received no additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
James H. Gray	$56,800	$57,800	$114,600
Peter H. Hui	52,000	52,900	104,900
Fred D. Jensen	50,800	51,680	102,480
Luis Maizel	27,000	27,480	54,480
Pravin C. Pranav	48,800	49,660	98,460
Lynn McKenzie-Tallerico	42,800	43,560	86,360
Phillip T. Thong	64,800	65,940	130,740
(1) Amounts shown are based on the market value of the underlying stock on the date of grant. Generally, equity compensation to our Directors for services in a particular year are paid in February of the immediately following year. Stock awards indicated in this column include restricted stock grants to the Directors in February 2021 for their service in 2020.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. The CD&A also describes the process followed by the CNG Committee for making pay decisions, as well as its rationale for specific decisions related to 2020.

The following table sets forth the names, age, and position as of April 9, 2021 of the Company's NEOs. None of the executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such.

Name	Age	Position	Principal Occupation for Past 10 Years	Year First Appointed
Robert M. Franko	73	President and CEO, First Choice Bancorp and First Choice Bank; CFO, First Choice Bancorp	Banker	2013
Khoi D. Dang	47	EVP, General Counsel, First Choice Bancorp and First Choice Bank	Lawyer/Banker	2019
Gene May	69	EVP, Chief Credit Officer, First Choice Bank	Banker	2011
Yolanda Su	58	EVP, Chief Operations Administrator, First Choice Bank	Banker	2005

Executive Summary

Summary and Corporate Governance

The CNG Committee is composed entirely of independent directors and is responsible for reviewing and approving the Company’s overall compensation programs, plans and awards, including approving salaries, awarding bonuses and granting stock-based compensation to the NEOs and for formulating, implementing and administering the Company’s short-term and long-term incentive plans and other stock or stock-based plans. The CNG Committee establishes the factors and criteria upon which compensation to the NEOs is based and how such compensation relates to the Company’s performance, general compensation policies, competitive realities and regulatory requirements. The CNG Committee also provides recommendations regarding director compensation programs. The CNG Committee also reviews the Company’s compensation plans for risk.

2020 Financial Highlights

•Net income of $29.0 million, up 4.0% over 2019
•Diluted EPS of $2.47 per share, up 4.7% over 2019
~~•~~Net interest margin of 4.28%, down 96 bps from 2019
•Cost of funds of 0.38%, down 53 bps from 2019
•Return on average assets of 1.38%, compared to 1.74% in 2019
•Return on average equity of 10.70%, compared to 10.93% in 2019
•Efficiency ratio of 49.8%, compared to 50.3% in 2019
•Provision for loan loss expense of $5.9 million, up $3.1 million from 2019 due primarily to COVID-19 and organic loan growth
•     Total loans held for investment excluding PPP loans increased $186.0 million, an increase of 13.5% over 2019
•Noninterest-bearing demand deposits increased $194.1 million, up 31.0% over 2019
•Cash dividends paid totaling $1.00 per share

2020 Executive Compensation Highlights

As part of our commitment to continuously evaluate and improve the design of our executive compensation program with a view toward further aligning compensation with performance, in the third quarter of 2019, in consultation with our compensation consultant, the CNG Committee made fundamental modifications to the compensation structure for our NEOs with the following primary objectives:

•Strengthen the alignment of executive pay with our business and leadership strategies
•Retain the key executive talent necessary to build on our past success and execute on our strategic objectives for the future,
•Emphasize alignment of pay and performance through the use of prospective, measurable performance goals
•Balance the need to encourage short-term profitability with the imperative to deliver long-term, sustainable results
•Remain appropriately competitive as the Company continues to increase shareholder value through organic growth and execution of other selective growth opportunities

These modifications were effective for the 2020 year and resulted in all incentive compensation for that year being performance based. Specific actions and changes are discussed below.

Compensation Peer Group: In light of the scale and complexity of the Company following the Pacific Commerce Bank acquisition in 2018 and recent organic growth, and to better inform the CNG Committee’s deliberations and decisions regarding our executive compensation program for 2020, the CNG Committee worked with its independent consultant to develop a new compensation peer group.

Adoption of Management Incentive Plan ("MIP"): On February 20, 2020, the Company's CNG Committee adopted the management incentive plan which is designed to deliver both cash and equity-based incentives contingent on the achievement of pre-established performance goals which the CNG Committee believed would drive superior long-term performance for the Company and improve the alignment of executive pay with performance. Under the management incentive plan, more than 50% of Mr. Franko’s target total direct compensation for 2020 was performance based. For the other NEOs, more than 50% of target total direct compensation was directly tied to the achievement of pre-established goals.

Summary of Executive Compensation Practices

For 2020, our executive compensation program includes the following practices and policies, which we believe promote sound compensation governance and are in the best interests of our shareholders:

	What we do		What we don't do
√	Pay for performance and allocate individual awards based on actual results and how results were achieved	×	No employment arrangements that provide for guaranteed salary increases, non-performance based bonuses or equity compensation for executive officers
√	Restricted stock awards that are aligned with the long-term creation of shareholder value	×	No severance benefits to our executive officer exceeding three times base salary and bonus
√	Clawback features are incorporated into our executive employment agreements	×	No excise tax gross-ups in any executive arrangements
√	Use of multiple performance measure and caps on potential incentive payments	×	No repricing, buyout or exchange of underwater stock options
√	Annual risk assessment of executive incentive compensation programs	×	No excessive perquisites

Compensation Philosophy

Our compensation programs are designed, among other things, to emphasize the link between compensation and performance, taking into account competitive compensation levels in similar banks and in the markets where we compete for talent, as well as performance by the executive, their particular skills, background and expertise. The policies and underlying philosophy governing our compensation programs include the following:

•Aligning pay with performance. We provide a competitive salary to our NEO’s based, in part, on market competitive salary levels of similar positions at peer banks, combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for market to above-market total compensation for outstanding company and individual performance. A meaningful portion of annual executive compensation is related to factors that can affect our financial performance, and is designed to incentivize and reward performance that is expected to drive shareholder value.

•Creating shareholder value through incentive opportunities. The CNG Committee believes that our long-term success and our ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives, particularly retaining and incentivizing those currently in place who have proven their value. Our compensation strategy encourages equity-based compensation to align the interests of our shareholders and our executives, as well as performance incentive awards that are designed to reward performance that we expect will result in increased shareholder value.

•Attracting and retaining highly-experienced executives. We strive to employ exceptional performers with experience not typically found in peer community banks. We expect our executives to be responsible for the development and success of the organization, client development and shareholder relationships. Our executives may also hold multiple positions and responsibilities, which increases their value to the Company and may make comparisons to peers less meaningful.

•Mitigating risk. We use a combination of short-term and long-term compensation. The latter is impacted by our performance and mitigates the benefit to executives from exposing us to short-term risks, as the value of the long-term compensation, particularly equity grants, is substantially impacted by our long-term performance.

Our philosophy is supported by the following principle elements of pay in our executive compensation program:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provide a competitive level of pay that reflects the executive’s experience, role and responsibilities
Management Incentive Plan	Cash and Equity (Variable)	Annual reward achievement of corporate performance goals for the most recently-completed fiscal year; equity has one-year vesting period
Long-Term Incentives	Equity (Variable)	Drive financial performance that links to shareholder value creation and longer-term business strategies

NEOs are also eligible for other benefits, including salary continuation benefits and a qualified 401(k) Plan that provides participants with the opportunity to defer a portion of their compensation, up to tax code limitations, and may entitle NEOs, along with all of our employees, to receive a company matching contribution. Modest ancillary benefits are also provided to executives by the Company. See below for more information.

The Decision-Making Process

The Role of the CNG Committee. The CNG Committee oversees the executive compensation program for our NEOs and evaluates the performance of the NEOs. The CNG Committee works with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. The CNG Committee reviews and evaluates the approved performance goals and objectives of the Company’s executive compensation plans, the NEO’s individual performance goals, market competitive data, trends, and best practices, provided to the CNG Committee by our internal human resources department or by the Company’s outside independent compensation consultant. The CNG Committee will review and evaluate all such information and will make recommendations to the Board of Directors concerning the NEO’s compensation level based on this evaluation.

Details of the CNG Committee’s authority and responsibilities are specified in the CNG Committee’s charter, which may be accessed at our website, https://www.firstchoicebankca.com/ and clicking “Investor Relations.”

The CNG Committee makes recommendations to the Board regarding the structure of incentive-based compensation plans and equity-based plans. Operating within the plans approved by the Board, the CNG Committee makes all final compensation and equity award decisions regarding our NEOs.

Role of the CEO. The CEO provides recommendations to the CNG Committee on compensation for NEOs other than himself. The CEO does not provide recommendations concerning his own compensation, nor is he present during discussions of the CNG Committee about his compensation.

Use of Independent Consultants and Advisors. The CNG Committee engaged the services of McLagan, a part of Aon plc (“McLagan”) as its outside independent compensation consultant in September 2019 to provide advisory guidance with respect to the 2020 compensation of our NEOs. McLagan advises the CNG Committee on a range of executive and director compensation matters including plan design, competitive market assessments, trends, and best practices. McLagan does not provide any other services to the Company. In its role as the compensation consultant to the CNG Committee, McLagan provided advice regarding:

•Long-term incentive considerations to help assure retention of key executives;
•Creation of the management incentive plan;
•2020 cash and equity incentive plan performance goals;
•The selection of the peer group used to assess the executive compensation program;
•The compensation of the CEO and other NEOs;
•General compensation program design;
•The design of a special, one-time equity grant for long-term NEOs designed to help assure retention of key executives;
•The impact of regulatory, tax, and legislative changes on the Company’s executive compensation program;
•Executive compensation trends and best practices; and
•The compensation practices of competitors.

During its engagement, McLagan met regularly with the CNG Committee in executive session without management. McLagan may work directly with management on behalf of the CNG Committee, but this work is always under the control and supervision of the CNG Committee. After the CNG Committee’s review of applicable rules for independence, the CNG Committee concluded that the advice it receives from McLagan is objective and does not raise any conflict of interest.

The Role of Benchmarking and Market Data. The companies comprising the comparator peer group are reviewed and selected by the CNG Committee to ensure relevance, with data and recommendations provided to the CNG Committee by McLagan. The companies comprising the 2020 peer group were selected based on the following considerations:

•Size Characteristics: Assets, operating revenue and market capitalization. Assets from $900 million to $3.5 billion.
•Geography: Located in the Mountain Pacific Region (includes California, Idaho, Montana, Nevada, Oregon, Washington and Wyoming)
•Operations and Business Model: Commercial banks with reasonably similar loan mix and ratio of non-interest income to operating revenue as the Company

The CNG Committee approved the following peer group of financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions for 2020:

Preferred Bank	Pacific Mercantile Bancorp
Farmers & Merchants Bancorp	Bank of Commerce Holdings
Heritage Commerce Corp	First Financial Northwest Inc.
RBB Bancorp	First Northern Community Bancorp
Sierra Bancorp	Provident Financial Holdings
Bank of Marin Bancorp	Riverview Bancorp Inc.
PCB Bancorp	Oak Valley Bancorp
FS Bancorp Inc.	OP Bancorp
Central Valley Community Bancorp	United Security Bancshares
BayCom Corp

2020 Executive Compensation Program in Detail

As discussed above, the CNG Committee engaged McLagan in 2019 to review the compensation of the NEOs and provide the CNG Committee with an analysis of competitive pay practices for senior executives at the peer group companies listed above for purpose of designing the 2020 compensation programs for NEOs. The CNG Committee establishes base salaries, variable cash incentive awards, and long-term, equity-based incentive awards on a case-by-case basis for each NEO taking into account, among other things, individual and company performance, length of service, market data, advancement potential, recruiting needs, internal equity, retention requirements, succession planning and best compensation governance practices. While the CNG Committee used the McLagan analysis to help form its compensation decisions, it does not target individual compensation levels to specific market pay percentiles.

Base Salary: Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. The CNG Committee reviews and approves base salaries of our NEOs and sets the compensation of our Chief Executive Officer. In making base salary decisions, the CNG Committee considers the CEO’s recommendations for other NEOs other than himself, as well as each NEO’s position and level of responsibility within the Company, market data provided by internal human resources department, survey data from industry sources, and recommendations by McLagan. Salary levels are typically evaluated annually as part of our performance review process and upon a promotion or other change in job responsibility. The CNG Committee initially determined the appropriate annual base salary rate for each NEO as follows:

Name	2019 Base Salary	2020 Base Salary	Percent Adjustment
Robert M. Franko	$472,500	$500,000	5.82%
Khoi D. Dang	280,000	289,870	3.53%
Gene May	231,525	241,944	4.50%
Yolanda Su	214,783	250,000	16.40%

The percent adjustments to 2020 base salary compared to 2019 base salary are in line with the Company’s historical practice of adjusting base salaries between 3% and 5% for all employees, with the precise adjustment determined based on the previous year’s performance and the attainment of pre-determined goals and objectives. The percent adjustment for Mr. Dang was affected by the pro-ration of his base salary adjustment in 2020 due to him being with the Company since March 2019. Exceptions to historical salary adjustment levels are made if the CNG determines that even after giving effect to the maximum historical year-over-year salary adjustment, the prospective base salary would not be competitive and/or not properly incentivize retention. As discussed above, in consultation with McLagan, the CNG Committee undertook a peer group analysis of the Company’s compensation practices in 2019 and, based upon that analysis and upon recommendation of McLagan, the committee determined that exceptions to this historical 3% to 5% base salary adjustment for Mr. Franko and Ms. Su were warranted to bring their base salary in line with the Company’s peer group. In particular, the CNG Committee determined that the 16.40% salary adjustment for Ms. Su from 2019 to 2020 was warranted in order to provide Ms. Su with market competitive compensation, especially given her role, duties and responsibilities and in recognition for her long tenure with the Company (as a founder) and the significant contributions she has made to the Company’s success during that time.

Management Incentive Plan. In February of 2019, the CNG Committee approved a 2020 Management Incentive Plan (“2020 MIP”), which provided a set of goals and metrics for annual incentive compensation to be paid to our NEOs for 2020 in the form of both cash incentives and equity incentives, and which was designed to continue to reflect the Company’s pay-for-performance culture, drive growth and profitability, and support our principles of safety and soundness.

Under the 2020 MIP, NEOs had opportunities to earn both cash incentive and equity incentive awards based on the achievement of pre-established performance goals determined by the CNG Committee. Although the aggregate of the annual incentive is split evenly (50% cash and 50% stock), the goals used by the CNG Committee to determine the precise amount of each type of annual incentive were different, with the cash incentive tied to operating results, including core deposit growth, net income, non-performing loans and efficiency ratio and the equity incentive tied to the creation of shareholder value, including diluted earnings per common share (“Diluted EPS”) and return on average tangible common equity (“ROATCE”). The CNG Committee deemed this division in the aggregate annual incentive and the metrics used to determine the payout of each type of incentive was appropriate to in order to properly incent our NEOs to drive superior operating results that would translate into the creation of shareholder value. Each NEO was assigned a target award level (expressed as a percentage of base salary) and range that defines their incentive opportunity. Actual award payouts were determined based on specific performance goals and ranged, as a percentage of the target award level, as follows:

	Cash Incentive (1)			Equity Incentive (1)(2)
Name	Threshold	Target	Maximum	Threshold	Target	Maximum
Robert M. Franko	25.00%	50.00%	75.00%	25.00%	50.00%	75.00%
Khoi D. Dang	17.50%	35.00%	52.50%	17.50%	35.00%	52.50%
Gene May	17.50%	35.00%	52.50%	17.50%	35.00%	52.50%
Yolanda Su	17.50%	35.00%	52.50%	17.50%	35.00%	52.50%
(1) Award opportunities were based on percentage of the annual base salary as of March 1, 2020.
(2) Number of shares awarded to each of the NEOs under the 2020 MIP are determined based upon the closing price of the Company's common stock as of January 29, 2021.

The CNG Committee set the “Target” performance levels at or near the Board-approved 2020 budget for most of the performance categories. Threshold and Maximum levels were determined with the assistance of McLagan to ensure an appropriate level of rigor and fairness and taking into account relevant peer data. The achievement of these goals was to be determined by the CNG Committee based upon actual 2020 audited consolidated financial conditions and consolidated results of operations as reported by the Company. The following charts illustrate the Threshold, Target and Maximum incentive award levels for each metric, the weightings assigned to each metric used to determine the weighted percent of the overall 2020 target incentive opportunities achieved by that metric as well as the actual results for 2020:

	Cash Incentive				Actual	Actual Performance
Name	Threshold	Target	Maximum	Weight	Results	as % of Target
	(dollars in thousands)
Core deposit growth	$65,440	$81,800	$89,980	25.00%	$260,241	318.1%
Net income	$20,440	$25,500	$28,050	25.00%	$28,951	113.5%
Non-performing loans to total loans held for investment (1)	1.10%	1.00%	0.80%	25.00%	0.34%	166.0%
Efficiency ratio (2)	60.50%	55.00%	49.50%	25.00%	49.78%	109.5%
(1) Non-performing loans exclude Purchased Credit Impaired loans.
(2) Refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures, of this Annual Report as filed with the SEC on March 15, 2021.

	Equity Incentive				Actual	Actual Performance
Name	Threshold	Target	Maximum	Weight	Performance	as % of Target
Diluted EPS	$1.74	$2.18	$2.40	50.00%	$2.47	113.3%
ROATCE (1)	10.92%	13.65%	15.02%	50.00%	15.10%	110.6%
(1) Refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures, of this Annual Report filed with the SEC on March 15, 2021.

Based upon these determinations, the CNG Committee determine that the following payments of cash incentives and the award of equity incentives were earned by each of the NEOs under the 2020 MIP as follows:

	Cash Incentive (1)
Name	Threshold	Target	Maximum	Actual Payout
Robert M. Franko	$125,000	$250,000	$375,000	$373,409
Khoi D. Dang	50,727	101,455	152,182	151,536
Gene May	42,340	84,679	127,019	126,480
Yolanda Su	43,750	87,500	131,250	130,693
(1) Award opportunities were based on percentage of the annual base salary as of March 1, 2020.

	Equity Incentive (1)
Name	Threshold	Target	Maximum	Actual Payout (2)
Robert M. Franko	$125,000	$250,000	$375,000	$381,500
Khoi D. Dang	50,727	101,455	152,182	154,160
Gene May	42,340	84,679	127,019	129,220
Yolanda Su	43,750	87,500	131,250	133,520
(1) Award opportunities were based on percentage of the annual base salary as of March 1, 2020.
(2) Number of shares awarded to each of the NEOs under the 2020 MIP are determined based upon the closing price of the Company's common stock of $19.66 on January 29, 2021. The equity incentive amount is based on the closing price of the Company's common stock of $20.00 on February 8, 2021, the grant date.

Long-Term Incentives. Annual incentives are intended to compensate our NEOs for short-term performance. From time to time, we also recommend the grant of long-term equity incentive awards which are intended to reward longer-term performance. We believe that long-term performance is achieved through an ownership culture that rewards performance by our NEOs through the use of equity incentives. Our equity incentive plans have been established to provide our employees, including our NEOs, with incentives to help align their interests with the interests of our shareholders.

When making equity-award decisions, the CNG Committee considers market data, the grant size and economic value, the forms of long-term equity compensation available to it under our existing plans and the status of previously granted awards. The amount of equity incentive compensation granted reflects the executives’ expected contributions to our future success. Future equity awards that we make to our NEOs will be driven by our sustained performance over time, our NEOs’ ability to impact our results that drive shareholder value, their level of responsibility, their ability to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.

For 2020, the amounts awarded to the NEOs are based on the CNG Committee’s subjective determination of what is appropriate to incentivize the executives. All equity awards granted to our employees, including NEOs, have been reflected in our consolidated financial statements, based upon the fair market value of the equity awards on the grant date, in accordance with applicable accounting standards.

The following table sets forth information relating to the long-term equity incentives awarded to our NEOs in 2020.

Name	Grant Date	Shares of Restricted Stock	Time Based or Performance Based	Vesting Period	Grant Date Fair Value(1)
Robert M. Franko	5/12/2020	19,456	Time Based	3 years	$250,010
(1) Amounts shown are based on the closing price of the Company's common stock of $12.85 on May 12, 2020, the grant date.

The CNG Committee determined that a one-time award of the above shares to Mr. Franko was appropriate to retain Mr. Franko and align Mr. Franko’s long-term holdings to industry standard to ensure the CEO’s long term incentive holdings were commensurate with the Company’s peer group. This one-time award provides the CEO with incentives to help align the CEO’s interests with the interests of our shareholders.

Other Benefits and Perquisites. Group insurance premiums, including, medical, disability, dental and vision, are paid for by the Company for NEOs and their families. These benefits are common in the industry for similar positions. The

Company pays these insurance benefits for all other employees and employees may elect to pay for the cost of insurance for their families. The Company has also established a contributory 401(k) defined contribution plan that allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis. The Company matches participant contributions up to 4% of their eligible annual compensation. For more information on the Company’s 401(k) plan, please see “Narrative Disclosure Regarding Retirement Benefits and Change in Control Benefits - 401(k) Plan,” below.

For 2020, all of the NEO’s were provided with a $1,000 per month auto allowance. See “All Other Compensation” in the Summary Compensation Table below. The Company provides these perquisites to certain of its NEOs because these perquisites are offered by many of our peers and considered market competitive, and, therefore, the CNG Committee believes that providing these perquisites is necessary for their retention and for the recruitment of new executive officers.

Other Practices, Policies and Guidelines

Insider Trading and Tipping Policy. Our policy governing insider trading and tipping prohibits hedging transactions with respect to, and the pledging of, our securities, including sales, purchases, gifts (including charitable donations), exchanges or any interest or position relating to the future price of Company securities such as a put, call or short sale, by any of our directors, officers or other employees or their immediate family members (collectively “Covered Persons”), except where the such Covered Persons receives prior written approval from the Compliance Officer (as designated in the policy). A “hedge” is a transaction designed to offset or reduce the risk of a decline in market value or an equity security and can include, but is not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds. This policy applies to any and all securities of the Company, including its common stock, and any other type of securities that the Company may issue from time to time, such as preferred stock, debentures, warrants and exchange-traded options or other derivative securities. In 2020, the Compliance Officer did not approve any stock hedging or pledging transactions and none of our current executive officers have entered into any such hedging or pledging transactions.

Clawback Policy. Our executive employment agreements contain a provision that, in the event of a material restatement of our consolidated financial statements, allows the Board, based on available remedies, to seek recovery or forfeiture from any executive officer of the portion of incentive compensation that was received by or vested in the executive officer prior to the determination that a restatement was required and that would not have been earned had performance been measured on the basis of the restated results where the Board reasonably determines that the executive engaged in knowing or intentional fraudulent or illegal conduct that materially contributed to the need for the restatement.

Compensation Risk Assessment. It is our belief that a material portion of our executives’ total compensation should be variable compensation, tied to the Company’s financial performance. However, we strive to ensure that incentives do not result in actions that may conflict with the long-term interests of the Company, our shareholders and our customers. The CNG Committee reviews an evaluation of all of our plans covered under the Sound Incentive Compensation Policies for attributes that could cause excessive risk-taking or unethical sales practices. We concluded that our programs and practices do not encourage excessive risk-taking nor do they encourage unethical sales practices, potentially causing harm to the Company or our customers.

Impact of Accounting and Tax Treatments of Executive Compensation

Tax Considerations. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, made significant changes to Section 162(m) of the Internal Revenue code (“Section 162(m)”). Section 162(m) denies a deduction to any publicly held corporation to the extent it pays compensation in excess of $1 million to the following covered individuals for a taxable year: our chief executive officer, chief financial officer, and three other most highly compensated named executive officers. Previously, certain kinds of compensation, including qualified performance-based compensation, were disregarded for purposes of the deduction limitation. In late 2017, Code Section 162(m) was amended to eliminate the exemption for performance-based compensation, other than for certain grandfathered arrangements in place as of November 2, 2017 and became effective as of December 2018.

While the CNG Committee believes that tax deductibility of compensation is an important consideration, the ultimate goal of the CNG Committee is to provide compensation that is in the best interests of the Company and its shareholders. Therefore, to maintain flexibility to compensate our executives in a manner designed to promote long-term corporate goals and objectives, the CNG Committee annually reviews and determines the granting of base salary, incentive, compensation, and long-term compensation for the CEO, CFO, and other NEOs that may be subject to the deductions limitations of Section 162(m). Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the Committees control, also can affect the deductibility of compensation. While the tax impact of any compensation arrangement is one factor considered by the Committee, that impact is evaluated in light of the Committees overall compensation philosophy and objectives. The Committee will consider the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent were doing so is in the best interests of the Company and its shareholders.

Accounting Considerations. Accounting considerations play an important role in the design of the Company’s executive compensation programs since the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, the Company is required to record and disclose the stock-based compensation in accordance with specific accounting standards. The CNG Committee considers the impact to the Company's consolidated statement of condition and consolidated results of operations when determining the amount of equity compensation awards.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material,” to be “filed” with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in future filings with the SEC except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and those discussions, the Compensation, Nominating and Corporate Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in the Proxy Statement for the 2021 Annual Shareholders Meeting.

Date: April 23, 2021	Compensation, Nominating and Corporate Governance Committee

Pravin C. Pranav, Co-Chairman
Phillip T. Thong, Co-Chairman
Peter H. Hui, Chairman of the Board

EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the scaled executive compensation disclosure applicable to “smaller reporting companies”. Under the scaled disclosure accommodations, the Company is allowed to limit reporting of executive compensation to the Company's principal executive officer and at least two other most highly compensated executive officers. Under the scaled disclosure accommodations, we have elected to disclose compensation information for our principal executive officer, and the next three most highly-paid executive officers (as the designation of an "executive officer" has been determined by Board resolution) which are referred to as our “named executive officers.”

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, compensation information for Robert M. Franko, the Company’s President, Chief Executive Officer and Chief Financial Officer, Khoi D. Dang, the Company's Executive Vice President and General Counsel, Gene May, the Company’s Executive Vice President and the Bank's Chief Credit Officer and Yolanda M. Su, the Company's Executive Vice President and the Bank's Chief Operations Administrator, all of whom constitute our Named Executive Officers, or NEOs.

Name	Year	Salary	Bonus (1)	Stock Awards (2)(3)	All Other Compensation(4)	Total
Robert M. Franko	2020	$500,000	$373,409	$631,510	$41,270	$1,546,189
Director, President and CEO	2019	$472,500	$239,558	$233,530	$31,805	$977,393

Khoi D. Dang	2020	$289,870	$151,536	$154,160	$24,571	$620,137
EVP/General Counsel	2019	$280,000	$70,000	$68,247	$12,313	$430,560

Gene May	2020	$241,944	$126,480	$129,220	$26,917	$524,561
EVP/Chief Credit Officer	2019	$231,525	$58,692	$57,228	$22,076	$369,521

Yolanda Su	2020	$250,000	$130,693	$133,520	$38,790	$553,003
EVP/Chief Operations Administrator	2019	$214,783	$70,782	$69,000	$34,090	$388,655
(1) For 2020, represents cash incentives earned in 2020 and paid in February 2021.
(2) The dollar value of restricted stock awards represents the aggregate grant date fair value of awards granted for services in the applicable fiscal year as computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The terms of the 2005 and 2013 Plans are described below in "Equity Incentive Plans." Generally, equity compensation to our NEOs for services in a particular year are paid in February of the immediately following year. Stock awards indicated in this column include restricted stock grants to the NEOs in February 2021 for their service in 2020.
(3) Included in the 2020, a long-term incentive granted to Mr. Franko on May 12, 2020 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.
(4) Refer to "All Other Compensation" table on the following page:

All Other Compensation
Name	Year	401(k) Match	Life Insurance Premium	Health Insurance Premium	Car Allowance	Total
Robert M. Franko	2020	$11,400	$6,180	$14,690	$9,000	$41,270
	2019	$11,200	$6,180	$14,425	$—	$31,805

Khoi D. Dang	2020	$11,400	$450	$2,221	$10,500	$24,571
	2019	$6,053	$94	$1,666	$4,500	$12,313

Gene May	2020	$11,400	$3,810	$1,207	$10,500	$26,917
	2019	$11,200	$3,543	$1,333	$6,000	$22,076

Yolanda Su	2020	$11,400	$1,290	$15,600	$10,500	$38,790
	2019	$11,200	$1,290	$15,600	$6,000	$34,090

Compensation Agreements and Arrangements with Named Executive Officers

Employment Agreements

Effective as of April 1, 2020, the Company and the Bank entered into an employment agreement with Mr. Franko for a three-year term pursuant to which the Company has agreed to provide Mr. Franko with an annual base salary of $500,000, subject to upward adjustment in the sole discretion of the Company’s Board of Directors. Under the terms of his employment agreement, Mr. Franko will also be provided with an automobile allowance of $1,000 per month to cover his automobile costs for all gasoline, oil, repairs, maintenance and insurance cost. In addition, the Company has agreed to provide Mr. Franko and his direct and immediate family with, and pay for, participation in medical, dental, vision, accident and health benefits, appropriate life and disability insurance. Under the terms of his employment agreement, Mr. Franko will be eligible to participate in any pension or profit-sharing plan, deferred compensation plan, salary continuation plan, stock purchase plan, or similar benefit or retirement program, including the Company’s 401k Plan, as approved by the Board of Directors now or hereafter existing, to the extent that he is eligible under the provisions thereof and commensurate with his position in relationship to other participants. As of the date hereof, the Company only has a 401(k) Plan. If Mr. Franko is terminated without “cause” (as defined in his employment agreement) or Mr. Franko terminates his employment for “good reason” (as defined in his employment agreement), the Company has agreed to provide Mr. Franko with a severance benefit that includes (a) a lump sum payment equal to twenty-four (24) months of his then-current base salary and the average of the cash portion of his annual bonus over the three year period prior to termination; (b) continuation of group health, dental and vision benefits for a period of twenty-four (24) months following termination; and (c) immediate vesting of all then-unvested equity grants or awards. In the event Mr. Franko voluntarily resigns without good reason, then he would be entitled to payment of only those payment obligations that have accrued to him as of the date of his termination, including unpaid PTO, expense reimbursements, and any vested benefits and other amounts due to him under any plan, program or policy of the Company (collectively, the “accrued obligations”). In the event of Mr. Franko’s death or disability, he or his estate, as applicable, would be entitled to receive the accrued obligations and “average bonus” as calculated in accordance with his employment agreement and as prorated based on the number of days elapsed in the calendar year during which his employment is terminated. In the event Mr. Franko resigns for “good reason,” (as defined in his employment agreement), he would be entitled to receive the same benefits and payments as determined in the case of a termination without “cause,” as discussed above. In addition, in the event Mr. Franko’s employment is terminated without “cause” or Mr. Franko terminates his employment for “good reason” in connection with or following a “change in control” of the Company (as defined in his employment agreement), the Company has agreed to provide Mr. Franko with such severance benefits as more particularly described in the section entitled “Potential Payments to the Named Executive Officers Upon Termination or Change in Control,” below.

Effective as of April 1, 2020, the Company and the Bank entered into an employment agreement with Mr. Dang for a two-year term pursuant to which the Company has agreed to provide Mr. Dang with an annual base salary of $289,870, subject to upward adjustment in the sole discretion of the Company’s Board of Directors. Under the terms of his employment agreement, Mr. Dang will also be provided with an automobile allowance of $1,000 per month to cover his automobile costs for all gasoline, oil, repairs, maintenance and insurance cost. In addition, the Company has agreed to provide Mr. Dang and his direct and immediate family with, and pay for, participation in medical, dental, vision, accident and health benefits, appropriate life and disability insurance. Under the terms of his employment agreement, Mr. Dang will be eligible to participate in any pension or profit-sharing plan, deferred compensation plan, salary continuation plan, stock purchase plan, or similar benefit or retirement program, including the Company’s 401k Plan, as approved by the Board of Directors now or hereafter existing, to the extent that he is eligible under the provisions thereof and commensurate with his position in relationship to other participants. As of the date hereof, the Company only has a 401(k) Plan. If Mr. Dang is terminated without “cause” (as defined in his employment agreement) or Mr. Dang terminates his employment for “good reason” (as defined in his employment agreement), the Company has agreed to provide Mr. Dang with a severance benefit that includes (a) a lump sum payment equal to twelve (12) months of his then-current base salary and the average of the cash portion of his annual bonus over the three year period prior to termination; (b) continuation of group health, dental and vision benefits for a period of twelve (12) months following termination; and (c) immediate vesting of all then-unvested equity grants or awards. In the event Mr. Dang voluntarily resigns without good reason, then he would be entitled to payment of only those payment obligations that have accrued to him as of the date of his termination, including unpaid PTO, expense reimbursements, and accrued obligations. In the event of Mr. Dang’s death or disability, he or his estate, as applicable, would be entitled to receive the accrued obligations and “average bonus” as calculated in accordance with his employment agreement and as prorated based on the number of days elapsed in the calendar year during which his employment is terminated. In the event Mr. Dang resigns for “good reason,” (as defined in his employment agreement), he would be entitled to receive the same benefits and payments as determined in the case of a termination without “cause,” as discussed above. In addition, in the event Mr. Dang’s employment is terminated without “cause” or Mr. Dang terminates his employment for “good reason” in connection with or following a “change in control” of the Company (as defined in his employment agreement), the Company has agreed to provide Mr. Dang with such severance benefits as more particularly described in the section entitled “Potential Payments to the Named Executive Officers Upon Termination or Change in Control,” below.

Effective as of April 1, 2020, the Company and the Bank entered into an employment agreement with Mr. May for a two-year term pursuant to which the Bank has agreed to provide Mr. May with an annual base salary of $241,944, subject to upward adjustment in the sole discretion of the Bank’s Board of Directors. Under the terms of his employment agreement, Mr. May will also be provided with an automobile allowance of $1,000 per month to cover his automobile costs for all gasoline, oil, repairs, maintenance and insurance cost. In addition, the Company has agreed to provide Mr. May and his direct and immediate family with, and pay for, participation in medical, dental, vision, accident and health benefits, appropriate life and disability insurance. Under the terms of his employment agreement, Mr. May will be eligible to participate in any pension or profit-sharing plan, deferred compensation plan, salary continuation plan, stock purchase plan, or similar benefit or retirement program, including the Company’s 401k Plan, as approved by the Board of Directors now or hereafter existing, to the extent that he is eligible under the provisions thereof and commensurate with his position in relationship to other participants. As of the date hereof, the Company only has a 401(k) Plan. If Mr. May is terminated without “cause” (as defined in his employment agreement) or Mr. May terminates his employment for “good reason” (as defined in his employment agreement), the Company has agreed to provide Mr. May with a severance benefit that includes (a) a lump sum payment equal to twelve (12) months of his then-current base salary and the average of the cash portion of his annual bonus over the three year period prior to termination; (b) continuation of group health, dental and vision benefits for a period of twelve (12) months following termination; and (c) immediate vesting of all then-unvested equity grants or awards. In the event Mr. May voluntarily resigns without good reason, then he would be entitled to payment of only those payment obligations that have accrued to him as of the date of his termination, including unpaid PTO, expense reimbursements, and accrued obligations. In the event of Mr. May’s death or disability, he or his estate, as applicable, would be entitled to receive the accrued obligations and “average bonus” as calculated in accordance with his employment agreement and as prorated based on the number of days elapsed in the calendar year during which his employment is terminated. In the event Mr. May resigns for “good reason,” (as defined in his employment agreement), he would be entitled to receive the same benefits and payments as determined in the case of a termination without “cause,” as discussed above. In addition, in the event Mr. May’s employment is terminated without “cause” or Mr. May terminates his employment for “good reason” in connection with or following a “change in control” of the Bank (as defined in his employment agreement), the Company has agreed to provide Mr. May with such severance benefits as more particularly described in the section entitled “Potential Payments to the Named Executive Officers Upon Termination or Change in Control,” below.

Effective as of April 1, 2020, the Company and the Bank entered into an employment agreement with Ms. Su for a two-year term pursuant to which the Bank has agreed to provide Ms. Su with an annual base salary of $250,000, subject to upward adjustment in the sole discretion of the Bank’s Board of Directors. Under the terms of her employment agreement, Ms. Su will also be provided with an automobile allowance of $1,000 per month to cover her automobile costs for all gasoline, oil, repairs, maintenance and insurance cost. In addition, the Company has agreed to provide Ms. Su and her direct and immediate family with, and pay for, participation in medical, dental, vision, accident and health benefits, appropriate life and disability insurance. Under the terms of her employment agreement, Ms. Su will be eligible to participate in any pension or profit-sharing plan, deferred compensation plan, salary continuation plan, stock purchase plan, or similar benefit or retirement program, including the Company’s 401k Plan, as approved by the Board of Directors now or hereafter existing, to the extent that he is eligible under the provisions thereof and commensurate with her position in relationship to other participants. As of the date hereof, the Company only has a 401(k) Plan. If Ms. Su is terminated without “cause” (as defined in her employment agreement) or Ms. Su terminates her employment for “good reason” (as defined in her employment agreement), the Bank has agreed to provide Ms. Su with a severance benefit that includes (a) a lump sum payment equal to twelve (12) months of her then-current base salary and the average of the cash portion of her annual bonus over the three year period prior to termination; (b) continuation of group health, dental and vision benefits for a period of twelve (12) months following termination; and (c) immediate vesting of all then-unvested equity grants or awards. In the event Mr. Su voluntarily resigns without good reason, then she would be entitled to payment of only those payment obligations that have accrued to her as of the date of his termination, including unpaid PTO, expense reimbursements, and accrued obligations. In the event of Mr. Su’s death or disability, she or her estate, as applicable, would be entitled to receive the accrued obligations and “average bonus” as calculated in accordance with her employment agreement and as prorated based on the number of days elapsed in the calendar year during which her employment is terminated. In the event Ms. Su resigns for “good reason,” (as defined in his employment agreement), she would be entitled to receive the same benefits and payments as determined in the case of a termination without “cause,” as discussed above. In addition, in the event Ms. Su’s employment is terminated without “cause” or Ms. Su terminates her employment for “good reason” in connection with or following a “change in control” of the Company (as defined in her employment agreement), the Company has agreed to provide Ms. Su with such severance benefits as more particularly described in the section entitled “Potential Payments to the Named Executive Officers Upon Termination or Change in Control,” below.

Clawback Policy

Our executive employment agreements contain a provision that, in the event of a material restatement of our consolidated financial statements, allows the Board, based on available remedies, to seek recovery or forfeiture from any executive officer of the portion of incentive compensation that was received by or vested in the executive officer prior to the determination that a restatement was required and that would not have been earned had performance been measured on the basis of the restated results where the Board reasonably determines that the executive engaged in knowing or intentional fraudulent or illegal conduct that materially contributed to the need for the restatement.

Potential Payments to the Named Executive Officers Upon Termination or Change in Control

Under the terms of their respective employment agreements as described above, if, after the occurrence of a “change in control” of the Company and/or the Bank (as that term is defined in their respective employment agreements), a NEO is terminated other than for “cause,” the NEO terminates his or her employment with the Company or the surviving company for “good reason” (as defined in his or her employment agreement) or the NEO is not retained by the Company or the surviving company following a change in control, then the NEO will be entitled to certain severance benefits as outlined in the NEOs employment agreement with the Company, including (a) a cash payment equal to a multiple, as disclosed in the table below, of the sum of their then current base salary and the average cash bonus over the immediately preceding three years; (b) continuation of group health, dental and vision benefits for certain period ranging from eighteen (18) months to twenty-four (24) months; and (c) immediate vesting of all then-unvested equity grants or awards.

Under the terms of these employment agreements, if the payments to a NEO, together with any other payments which a NEO has the right to receive from the Company would constitute a “parachute payment” under the Internal Revenue Code Section 280G, the payments pursuant to this agreement then the aggregate of these payments will be reduced so that the maximum amount of these payments (after reduction) will be one dollar ($1.00) less than the amount that would cause the aggregate of these payments to be subject to the excise tax imposed by section 4999 of the Internal Revenue Code (or nondeductible by the Company under Internal Revenue Code Section 280G) or any interest or penalties with respect to such excise tax. However, the aggregate of these payments will only be reduced to the extent the after-tax value of amounts received by the NEO after application of the above reduction would exceed the after-tax value of the aggregate of these payments without application of such reduction.

    The provision of all severance benefits, including severance benefits payable in connection with a change in control of the Company is contingent upon the NEO executing a general release in favor of the Company and the Bank, is subject to the prior receipt of any necessary regulatory approvals, including the approval or the non-objection of the FDIC to the severance payment, and is subject to recovery by the Company and/or the Bank if the Board determines that the NEO has committed, is substantially responsible for, or has violated, the respective acts or omissions, conditions or offenses described in 12 CFR §359.4(a)(4).

In addition, the Company’s 2013 Omnibus Stock Incentive Plan (the “2013 Plan”) provides that unless otherwise provided in an award agreement, upon the occurrence of a change in control of the Company (as defined in the 2013 Plan or the individual award agreements), all outstanding stock options and unvested restricted stock awards held by a participant will become fully exercisable and all stock awards or cash incentive awards held by a participant will become fully earned and vested. In the event an award constitutes “deferred compensation” for purposes of Section 409A of the Revenue Code, and the settlement or distribution of benefits under such award are triggered by a change in control, such settlement or distribution will be subject to the change in control also constituting a “change in control event” under Section 409A of the Revenue Code.

The following table provides information regarding the potential payments to our NEOs assuming a Change of Control occurred as of December 31, 2020:

Name	Change in Control Multiple of Salary and 3-Year Average Bonus	Continuation of Benefits (No. of Months)	Dollar Value of Unvested Shares as of December 31, 2020(1)	Potential Payments to the NEOs Upon Termination or Change in Control as of December 31, 2020(2)
Robert M. Franko	2.99x	24	$531,772	$3,305,765
Khoi D. Dang	1.5x	18	$198,194	$884,485
Gene May	1.5x	18	$42,157	$614,802
Yolanda Su	1.5x	18	$50,829	$720,815
(1) Based on the closing price of the Company's common stock of $18.49 on the December 31, 2020. Unvested Shares include shares awarded pursuant to the Management Incentive Plan which generally vest on the first anniversary of the grant date and shares awarded as long-term equity compensation which are designed to align the long-term interest of the NEO with the Company’s shareholders and promote retention and which shares vest over multiple years. Please refer to the section entitled “2020 Executive Compensation Program in Detail” in the Compensation Discussion and Analysis.
(2) Amounts indicated net potential payments after clawback and exclude the dollar value of the continuation of benefits for the period(s) specified in the table for the applicable NEO. No NEO has the clawback payment.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information concerning outstanding stock options and unvested restricted stock held by each of the NEOs at December 31, 2020 on an award-by-award basis:

Name	Number of Underlying Unexercised Options - Exercisable (1)	Number of Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Number of Shares of Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested(6)
Robert M. Franko	32,448(1)	—	—	$11.33	28,760(2)	$531,772
Khoi D. Dang	—	—	—	n/a	10,719(3)	198,194
Gene May	21,632(4)	—	—	$7.86	2,280(5)	42,157
Yolanda Su	—	—	—	n/a	2,749(5)	50,829
(1) Options were issued under the Company's 2013 Omnibus Stock Incentive Plan.
(2) Includes 9,304 shares of unvested restricted stock granted on February 4, 2020 and fully vested on February 4, 2021 and 19,456 shares of unvested restricted stock granted on May 12, 2020 vest at a rate of 33.33% annually, commencing on the first anniversary of grant.
(3) Includes 2,719 shares of unvested restricted stock granted on February 4, 2020 and fully vested on February 4, 2021 and 8,000 shares of unvested restricted stock granted on April 1, 2019 vest at a rate of 20% annually, commencing on the first anniversary of grant.
(4) Options were issued under the Company's 2005 Omnibus Stock Incentive Plan.
(5) Restricted stock granted on February 4, 2020 and fully vested on February 4, 2021.
(6) Based on the closing price of the Company's common stock of $18.49 on December 31, 2020.

Equity Incentive Plans

The 2005 Stock Option Plan

The Bank previously adopted the 2005 Stock Option Plan (the “2005 Plan”) which was subsequently approved and ratified by the Bank’s shareholders at the Bank’s 2005 Annual Meeting of Shareholders. The 2005 Plan expired in 2015 and, accordingly, no further shares are authorized for issuance under the 2005 Plan. In connection with the holding company reorganization of the Bank in December 2017, all then-outstanding stock options issued under the 2005 Plan were converted to stock options exercisable for the Company’s common stock. At December 31, 2020, the number of shares to be issued upon the exercise of outstanding options granted pursuant to the 2005 Plan was 21,632 shares.

The 2013 Omnibus Stock Incentive Plan

The 2013 Omnibus Stock Incentive Plan, or 2013 Plan was approved by the Bank’s shareholders on May 9, 2013 and, in connection with the holding company reorganization of the Bank in December 2017, the 2013 Plan was converted to an equity plan of the Company and all then-outstanding stock options and restricted stock awards issued under the 2013 Plan were converted to stock options exercisable for, and restricted stock awards for, the Company’s common stock. The 2013 Plan was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and consultants for high levels of performance. Under the 2013 Plan, directors, officers, employees and consultants may be granted options, stock appreciation rights, restricted stock awards, deferred stock awards and performance units. The 2013 Plan also allows for performance objectives upon which awards may be conditioned.

The maximum number of shares as to which stock awards may be granted under the 2013 Plan is currently 1,590,620 shares pursuant to an amendment to the 2013 Plan approved and ratified by the Company’s shareholders in June 2020 to increase the number of shares reserved for issuance thereunder by 200,000 shares. At December 31, 2020, the number of shares to be issued upon exercise of outstanding options granted or the number of shares of vested and unvested restricted stock awarded pursuant to the 2013 Plan was 244,060 shares, and the number of shares of Common Stock remaining available for future issuance under the 2013 Plan was 401,528 shares.

The following summary of the 2013 Plan:

Administration. The 2013 Plan is administered by the CNG Committee. Subject to the terms of the 2013 Plan, the CNG Committee determines which employees and consultants receive awards under the 2013 Plan, the dates of grant, the number and types of awards to be granted, the exercise or purchase price of each award, and the terms and conditions of the awards, including the period of their exercisability and vesting and the fair market value applicable to a stock award.

In addition, the CNG Committee has the authority to determine whether any award may be settled in cash, shares of our common stock, other securities or other awards or property. The CNG Committee has the authority to interpret the 2013 Plan and may adopt any administrative rules, regulations, procedures and guidelines governing the 2013 Plan or any awards granted under the 2013 Plan as it deems to be appropriate. The CNG Committee may also delegate any of its powers, responsibilities or duties to any person who is not a member of the CNG Committee or any administrative group within the Company. Our Board of Directors may also grant awards or administer the 2013 Plan.

Shares Available for Awards. The total number of shares available under the 2013 Plan is 1,590,620 shares. The shares of common stock subject to grant under the 2013 Plan may be made available from authorized and unissued shares, treasury shares or shares purchased on the open market. To the extent that any award is forfeited, or any stock option or stock appreciation right (“SAR”) terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of Common stock subject to such awards not delivered as a result thereof will again be available for awards under the 2013 Plan. If the exercise price of any stock option and/or the tax withholding obligations relating to any award are satisfied by delivering shares of common stock (by either actual delivery or by attestation), only the number of shares of common stock issued net of the shares of Common stock delivered or attested, will be deemed to be granted for purposes of the share limits under the 2013 Plan.

The 2013 Plan provides that in the event of certain extraordinary corporate transactions or events affecting us, the CNG Committee or our Board of Directors will make such substitutions or adjustments as it deems appropriate and equitable to (1) the aggregate number and kind of shares or other securities reserved for issuance and delivery under the 2013 Plan, (2) the various maximum limitations set forth in the 2013 Plan, (3) the number and kind of shares or other securities subject to outstanding awards, and (4) the exercise price of outstanding options and SARs. In the case of corporate transactions such as a merger or consolidation, such adjustments may include the cancellation of outstanding awards in exchange for cash or other property or the substitution of other property for the shares subject to outstanding awards.

The aggregate number of shares of our common stock that may be granted to any employee during a fiscal year in the form of awards (other than stock options and SARs) that comply with Section 162(m) of the Code, may not exceed 100,000 shares. The maximum number of shares of our common stock that may be granted to any single individual during a fiscal year in the form of stock options may not exceed 100,000 shares. The maximum number of shares of our common stock that may be granted to any single individual during a fiscal year in the form of SARs may not exceed 100,000 shares.

Although the Company has the authority under the 2013 Plan to grant stock options and/or SARs, to date the Company has not issued SARs. The Company may in the future determine to grant SARs and/or options.

Awards. The 2013 Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, our common stock.

Stock Options and SARs. Stock options granted under the 2013 Plan may either be incentive stock options, which are intended to qualify for favorable treatment to the recipient under U.S. federal tax law, or nonqualified stock options, which do not qualify for this favorable tax treatment. SARs granted under the 2013 Plan may either be “tandem SARs,” which are granted in conjunction with a stock option, or “free-standing SARs,” which are not granted in tandem with a stock option.

Each grant of stock options or SARs under the 2013 Plan will be evidenced by an award agreement that specifies the exercise price, the duration of the award, the number of shares to which the award pertains and such additional limitations, terms and conditions as the CNG Committee may determine, including, in the case of stock options, whether the options are intended to be incentive stock options or nonqualified stock options. The 2013 Plan provides that the exercise price of stock options and SARs will be determined by the CNG Committee, but may not be less than 100% of the fair market value of the stock underlying the stock options or SARs on the date of grant. Award holders may pay the exercise price in cash or, if set forth in an applicable award agreement, in common stock (valued at its fair market value on the date of exercise), by “cashless exercise” through a broker, or by withholding shares otherwise receivable on exercise. The term of stock options and SARs will be determined by the CNG Committee, but may not exceed ten years from the date of grant. The CNG Committee will determine the vesting and exercise schedule and other terms of stock options and SARs, and the extent to which they will be exercisable after the award holder’s service with the Company terminates.

Restricted Stock. Restricted stock may be granted under the 2013 Plan with such restrictions as the CNG Committee may designate. The CNG Committee may provide at the time of grant that the vesting of restricted stock will be contingent upon the achievement of applicable performance goals and/or continued service.

Except for these restrictions and any others imposed under the 2013 Plan or by the CNG Committee, upon the grant of restricted stock under the 2013 Plan, the recipient will have rights of a stockholder with respect to the restricted stock, including the right to vote the restricted stock; however, whether and to what extent the recipient will be entitled to receive cash or stock dividends paid, either currently or on a deferred basis, will be set forth in the award agreement.

Restricted Stock Units. The CNG Committee may grant restricted stock units payable in cash or shares of common stock, conditioned upon continued service and/or the attainment of performance goals (as described below) determined by the CNG Committee. We are not required to set aside a fund for the payment of any restricted stock units and the award agreement for restricted stock units will specify whether, to what extent and on what terms and conditions the applicable participant will be entitled to receive dividend equivalents with respect to the restricted stock units.

Other Stock-Based Awards. The CNG Committee may grant unrestricted shares of our common stock, or other awards denominated in our common stock, alone or in tandem with other awards, in such amounts and subject to such terms and conditions as the CNG Committee determines from time to time in its sole discretion as, or in payment of, a bonus, or to provide incentives or recognize special achievements or contributions.

Dividend Equivalents. Dividend equivalent rights entitle the grantee to receive amounts equal to all or any of the ordinary cash dividends that are paid on the shares underlying a grant while the grant is outstanding. Dividend equivalent rights may be paid in cash, in shares of our common stock or in another form. The CNG Committee determines whether dividend equivalent rights will be conditioned upon the vesting or payment of the grant to which they relate and the other terms and conditions of the grant.

Other Stock-Based or Cash-Based Awards. Under the 2013 Plan, the CNG Committee may grant other types of equity-based, equity-related or cash-based awards subject to such terms and conditions that the CNG Committee may determine. Such awards may include the grant or offer for sale of unrestricted shares of our common stock, performance share awards, and performance units settled in cash.

Other Performance Awards. Under the 2013 Plan, the CNG Committee may provide that the grant, vesting or settlement of an award granted under the 2013 Plan is subject to the attainment of one or more performance goals. The CNG Committee has the authority to establish any performance objectives to be achieved during the applicable performance period when granting performance awards.

Termination of Employment. The impact of a termination of employment on an outstanding award granted under the 2013 Plan, if any, will be set forth in the applicable award agreement.

Treatment of Outstanding Equity Awards following a Change in Control. The 2013 Plan provides that, unless otherwise set forth in an award agreement, in the event of a change in control (as defined in the 2013 Plan), (i) any stock option or SAR will become fully exercisable and vested, (ii) the restrictions on any restricted stock will lapse and the shares will vest and become transferable, (iii) all restricted stock units will be considered earned and payable in full and any restrictions will lapse, and (iv) any performance-based awards will be deemed earned and payable in full, with the applicable performance goals to be deemed achieved at the greater of target or actual performance through the date of the change in control. The CNG Committee may also make additional adjustments and/or settlements of outstanding equity awards as it deems appropriate and consistent with the purposes of the 2013 Plan.

A “change in control” is generally deemed to occur under the 2013 Plan upon:

(a) The acquisition in a transaction or series of transactions by any person of beneficial ownership of thirty percent (30%) or more of the combined voting power of the then outstanding shares of common stock of the Company; provided, however, the following acquisitions will not constitute a Change in Control: (A) any acquisition by the Company; (B) any acquisition of common stock of the Company by an underwriter holding securities of the Company in connection with a public offering thereof; and (C) any acquisition by any person pursuant to a transaction which complies with subsections (c) (i), (ii) and (iii), below;

(b) Individuals who, as of date of the an award agreement are members of the Board (the “Incumbent Board”), cease for any reason to constitute at least a majority of the members of the Board; provided, however, that if the election, or nomination for election by the Company’s common shareholders, of any new director was approved by a vote of at least two- thirds of the Incumbent Board, such new director will, for purposes of the 2013 Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual will be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened “Election Contest” (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board (a “Proxy Contest”) including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

(c) Consummation, following shareholder approval, of a reorganization, merger, or consolidation of the Company and/or its subsidiaries, or a sale or other disposition (whether by sale, taxable or non-taxable exchange, formation of a joint venture or otherwise) of fifty percent (50%) or more of the assets of the Company and/or its subsidiaries (each a “business combination”), unless, in each case, immediately following such business combination, (i) all or substantially all of the individuals and entities who were beneficial owners of shares of the common stock of the Company immediately prior to such business combination beneficially own, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding shares of the entity resulting from the business combination or any direct or indirect parent corporation thereof (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one (1) or more subsidiaries)(the “Successor Entity”); (ii) no person (excluding any Successor entity or any employee benefit plan or related trust, of the Company or such Successor Entity) owns, directly or indirectly, thirty percent (30%) or more of the combined voting power of the then outstanding shares of common stock of the Successor Entity, except to the extent that such ownership existed prior to such business combination; and (iii) at least a majority of the members of the Board of Directors of the entity resulting from such business combination or any direct or indirect parent corporation thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such business combination; or

(d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a business combination that complies with subsections (c)(i), (ii), and (iii) above.

Amendment and Termination. The 2013 Plan may be amended, altered, suspended, discontinued or terminated by our Board of Directors, but no amendment, alteration, suspension, discontinuation or termination may be made if it would materially impair the rights of a participant (or his or her beneficiary) without the participant’s (or beneficiary’s) consent, except for any such amendment required to comply with law. The 2013 Plan may not be amended without stockholder approval to the extent such approval is required to comply with applicable law or the listing standards of the applicable exchange.

New Plan Benefits. Awards under the 2013 Plan are made at the discretion of the CNG Committee. Therefore, the benefits or amounts that will be received by or allocated to each NEO, all current executive officers as a group, all directors who are not executive officers as a group, and all employees who are not executive officers as a group, under the 2013 Plan if the Amendment is approved by stockholders are not presently determinable.

Federal Income Tax Consequences Relating to Awards Granted pursuant to the 2013 Plan. The following discussion summarizes certain federal income tax consequences of awards under the 2013 Plan. This discussion is based on current laws in effect on the date of this Report, which are subject to change (possibly retroactively). The summary does not purport to cover federal employment tax or other federal tax consequences that may be associated with the 2013 Plan, nor does it cover state, local or non-U.S. tax consequences. The tax treatment of participants in the 2013 Plan may vary depending on each participant’s particular situation and may, therefore, be subject to special rules not discussed below. Participants are advised to consult with a tax advisor concerning the specific tax consequences of participating in the 2013 Plan.

In general, a participant realizes no taxable income upon the grant or exercise of an incentive stock option (“ISO”). However, the exercise of an ISO may result in an alternative minimum tax liability to the participant. With certain exceptions, a disposition of shares purchased under an ISO within two years from the date of grant or within one year after exercise produces ordinary income to the participant (and a deduction for us) equal to the value of the shares at the time of exercise less the exercise price. Any additional gain recognized in the disposition is treated as a capital gain for which we are not entitled to a deduction. If the participant does not dispose of the shares until after the expiration of these one- and two-year holding periods, any gain or loss recognized upon a subsequent sale is treated as a long-term capital gain or loss for which we are not entitled to a deduction.

Nonqualified Stock Options

In general, in the case of a nonqualified stock option, the participant has no taxable income at the time of grant but realizes ordinary income in connection with exercise of the option in an amount equal to the excess (at the time of exercise) of the fair market value of the shares acquired upon exercise over the exercise price. A corresponding deduction is available to us. Any gain or loss recognized upon a subsequent sale or exchange of the shares is treated as capital gain or loss for which we are not entitled to a deduction.

Restricted Stock

Unless a participant makes an election to accelerate recognition of the income to the date of grant as described below, the participant will not recognize income, and the Company will not be allowed a tax deduction, at the time a restricted stock award is granted. When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock as of that date, less any amount paid for the stock, and the Company will be allowed a corresponding tax deduction at that time. If the participant files an election under Section 83(b) of the Code within 30 days after the date of grant of the restricted stock, the participant will recognize ordinary income as of the date of grant equal to the fair market value of the common stock as of that date, less any amount the participant paid for the common stock, and the Company will be allowed a corresponding tax deduction at that time. Any future appreciation in the common stock will be taxable to the participant at capital gains rates. However, if the restricted stock award is later forfeited, the participant will not be able to recover the tax previously paid pursuant to his Section 83(b) election.

Restricted Stock Units

A participant does not recognize income, and the Company will not be allowed a tax deduction, at the time a restricted stock unit is granted. When the restricted stock units vest and are settled for cash or stock, the participant generally will be required to recognize as ordinary income an amount equal to the fair market value of the shares, or the amount of cash, delivered. Any gain or loss recognized upon a subsequent sale or exchange of the stock (if settled in stock) is treated as capital gain or loss for which the Company is not entitled to a deduction.

Section 162(m) of the Internal Revenue Code.

Under Section 162(m) of the Internal Revenue Code, or Revenue Code, the deduction for a publicly held corporation for otherwise deductible compensation to a “covered employee” (the chief executive officer, the chief financial officer and the next three most highly compensated executive officers is limited to $1 million per year. Prior to 2018, there were two exceptions to the deduction limit - the exception for performance-based pay (including stock options) and the exception for commission-based pay. However, the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, repealed these exceptions, placing an effective cap on the amount a company can deduct for executive compensation at $1 million-dollars for a company’s CEO, CFO, and the next three most highly paid executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 9, 2021, concerning beneficial ownership of our Common Stock (i) by persons (other than depositories) known by us to own five percent (5%) or more of our outstanding Common Stock, (ii) by each of our directors or nominees, (iii) by each of our executive officers and the executive officers of the Bank, and (iv) by all current directors and executive officers of the Company and/or the Bank as a group. The table should be read with the understanding that more than one (1) person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

Management is not aware of any change in control of the Company that has occurred since January 1, 2020, or any arrangement that may, at a subsequent date, result in a change in control of the Company, except that on April 26, 2021, the Company and the Bank entered into a definitive merger agreement with Enterprise Financial Services Corp ("EFSC") and its wholly-owned bank subsidiary Enterprise Bank & Trust (“EB&T”) pursuant to which EFSC will acquire, in an all-stock merger, the Company. Under the terms of the merger agreement, the Company will merge with and into EFSC, and the Bank will subsequently merge with and into EB&T. On a pro forma consolidated basis, the combined company would have approximately $12.7 billion in consolidated total assets as of March 31, 2021. Entry into the merger agreement was announced in a press release on April 26, 2021 and in a Current Report on Form 8-K filed by the Company with the SEC that same day.

Name	Title	Number of Shares of Common Stock Beneficially Owned(1)(2)		Number of Shares of Common Stock Subject to Vested Stock Options(1)	Percent of Class(1)(2)(3)
Khoi D. Dang	EVP/General Counsel	23,502	(4)	—	0.20%
Robert M. Franko	Director, President, CEO and CFO	89,986	(5)	32,448	1.03%
James H. Gray	Director	44,779	(6)	—	0.38%
Peter H. Hui	Chairman	829,174	(7)	—	7.01%
Fred D. Jensen	Director	14,481	(8)	5,408	0.17%
Luis Maizel	Director	42,403	(9)	7,977	0.43%
Gene May	EVP/Chief Credit Officer	16,803	(10)	21,632	0.32%
Pravin C. Pranav	Director	194,603	(11)	—	1.65%
Lynn McKenzie-Tallerico	Director	4,178	(12)	—	0.04%
Yolanda Su	EVP/Chief Operations Administrator	57,194	(13)	—	0.48%
Phillip T. Thong	Director	139,804	(14)	—	1.18%
All Directors and Executive Officers as a Group (11 in number)		1,456,907	(15)	67,465	12.82%

Principal Shareholders Owning 5% of More
Banc Funds		650,905	(16)	—	5.50%
BlackRock, Inc.		634,398	(17)	—	5.37%

(1) For purpose of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days of April 9, 2021. This would include stock options that are vested as of that date and stock options that will vest within 60 days of April 9, 2021.
(2) Includes unvested shares of restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan. Under the terms of this Plan, holders of shares restricted stock have the power to vote such shares during the restricted period and, therefore, the holders of such shares are deemed to "beneficially own" these shares within Rule 13d-3 under the Exchange Act as of April 9, 2021, despite these shares being subject to forfeiture until they vest.
(3) For purposes of this table, "percent of class" is based on 11,824,407 shares of Common Stock of the Company issued and outstanding as of April 9, 2021, including 183,764 shares of unvested restricted stock awarded under the Company's 2013 Omnibus Stock Incentive Plan. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days of April 9, 2021 are deemed to be outstanding for such person or persons, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The amounts in the table are as of April 9, 2021.
(4) Includes 15,816 shares of unvested restricted stock, and 3,470 shares held in an IRA account for his benefits.
(5) Includes 42,746 shares of unvested restricted stock, 35,832 shares held in a trust of which he is trustee and has voting rights with respect to these shares, and 11,408 shares held in an IRA account for his benefits.
(6) Includes 2,890 shares of unvested restricted stock, 8,977 shares held in a trust of which he is trustee and has voting rights with respect to these shares, 15,480 shares held in a ROTH-IRA account for his benefits, and 1,647 shares held in an IRA account for his benefits.
(7) Includes 2,645 shares of unvested restricted stock, and 101,396 shares held in his wife's name and in her IRA account.
(8) Includes 2,584 shares of unvested restricted stock, and 889 shares held in a trust of which he is trustee and has voting rights.

(9) Includes 1,374 shares of unvested restricted stock, 29,657 shares held in a trust of which he is trustee and has voting rights with respect to these shares, and 9,612 shares held in an IRA account for his benefits.
(10) Includes 7,515 shares of unvested restricted stock, and 7,611 shares held in an IRA account for his benefits.
(11) Includes 2,483 shares of unvested restricted stock, 127,907 shares held in a trust of which he is trustee and has voting rights with respect to these shares, and 42,350 shares held by Abacus Payroll Services where he is the president and has voting rights.
(12) Includes 2,178 shares of unvested restricted stock.
(13) Includes 8,784 shares of unvested restricted stock.
(14) Includes 3,297 shares of unvested restricted stock, 87,868 shares held in a trust of which he is trustee and has voting rights with respect to these shares, and 46,071 shares held in a retirement plan over which he has voting rights.
(15) Includes an aggregate of 92,312 shares of unvested restricted stock that the respective holders have the power to vote as described in footnote (2) to this table.
(16) Based on Schedule 13GA jointly filed on December 31, 2020 by Banc Fund VIII L.P., an Illinois Limited Partnership, Banc Fund IX L.P., an Illinois Limited Partnership, Banc Fund X L.P., an Illinois Limited Partnership.
(17) Based on Schedule 13G filed on December 31, 2020 by BlackRock, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain directors and executive officers of the Company, as well as the companies with which such Directors are associated, are customers of and have had banking transactions with the Bank in the ordinary course of business. The Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of our management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to Directors and officers as a group, loans to individual Directors and officers must comply with the Bank’s internal lending policies and statutory lending limits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Eide Bailly audited our consolidated financial statements for the fiscal year ended December 31, 2020. The following table presents fees billed or to be billed for professional audit services rendered by Eide Bailly for the audits of our annual consolidated financial statements for 2020 and 2019 and for other services rendered by Eide Bailly. The aggregate fees billed by Eide Bailly for the fiscal years ended December 31, 2020 and 2019, were as follows:

	2020	2019
Audit fees (1)	$400,000	$275,000
Audit-related fees		—
Tax fees		—
All other fees	—	—
Total	$400,000	$275,000
(1) For 2020 and 2019, audit fees consist of professional services provided for the audit of the Company's annual consolidated financial statements and internal control over financial reporting including compliance with FDIC Improvement Act, review of the Company's quarterly financial statements in connection with the filing of current and periodic reports and related consultations.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent auditor. These services may include audit, audit-related, tax and other services. Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with the pre-approval and the fees for services performed to date. All services performed by Eide Bailly for which fees were billed to the Company during the years ended December 31, 2020 and 2019 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein. All of the services of Eide Bailly in auditing the Company’s consolidated financial statements for the year ended December 31, 2020 were performed by Eide Bailly or its full-time, permanent employees.

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

FIRST CHOICE BANCORP

Dated: April 27, 2021	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: April 27, 2021	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Franko	President, Chief Executive Officer and Director	April 27, 2021
Robert M. Franko

/s/ James H. Gray	Director	April 27, 2021
James H. Gray

/s/ Peter H. Hui	Chairman of the Board	April 27, 2021
Peter H. Hui

/s/ Fred D. Jensen	Director	April 27, 2021
Fred D. Jensen

/s/ Luis Maizel	Director	April 27, 2021
Luis Maizel

/s/ Pravin C. Pranav	Director	April 27, 2021
Pravin C. Pranav

/s/ Lynn McKenzie-Tallerico	Director	April 27, 2021
Lynn McKenzie-Tallerico

/s/ Phillip T. Thong	Vice Chairman of the Board	April 27, 2021
Phillip T. Thong