Form 10-Q
period 2021-03-31
First Choice Bancorp
filed 2021-05-10
CIK 1716697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 11,829,308 shares of common stock outstanding as of May 3, 2021.

FIRST CHOICE BANCORP AND SUBSIDIARY
FORM 10-Q
March 31, 2021

TABLE OF CONTENTS

First Choice Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2021 (unaudited)	December 31, 2020 (audited)
ASSETS	(dollars in thousands, except share data)
Cash and due from banks	$29,452	$18,011
Interest-bearing deposits at other banks	279,994	218,370
Total cash and cash equivalents	309,446	236,381
Securities available-for-sale, at fair value	37,376	42,027
Securities held-to-maturity, at cost	1,348	1,358
Equity securities, at fair value	2,774	2,798
Restricted stock investments, at cost	12,999	12,999
Loans held for sale, at lower of cost or fair value	12,669	9,932
Loans held for investment	2,028,599	1,880,777
Allowance for loan losses	(19,271)	(19,167)
Loans held for investment, net	2,009,328	1,861,610
Accrued interest receivable	9,364	9,569
Premises and equipment	1,805	2,149
Servicing asset	2,778	2,860
Deferred taxes, net	6,407	7,385
Goodwill	73,425	73,425
Core deposit intangible	4,768	4,956
Other assets	16,257	15,666
TOTAL ASSETS	$2,500,744	$2,283,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$998,515	$820,711
Money market, interest checking and savings	729,996	639,630
Time deposits	167,039	173,817
Total deposits	1,895,550	1,634,158
Borrowings	95,000	145,000
Paycheck Protection Program Liquidity Facility	209,998	204,719
Senior secured notes	—	2,000
Accrued interest payable and other liabilities	12,784	16,497
Total liabilities	2,213,332	2,002,374
Commitments and contingencies - Note 9
Shareholders’ equity:
Preferred stock 100,000,000 shares authorized, none outstanding	—	—
Common stock no par value; 100,000,000 shares authorized; issued and outstanding: 11,824,487 at March 31, 2021 and 11,705,684 at December 31, 2020	219,304	217,734
Additional paid-in capital	2,020	3,292
Retained earnings	65,979	59,176
Accumulated other comprehensive income, net	109	539
Total shareholders’ equity	287,412	280,741
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,500,744	$2,283,115

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands, except share and per share data)
INTEREST and DIVIDEND INCOME
Interest and fees on loans	$24,267	$24,411	$20,780
Interest on investment securities	152	154	218
Interest on deposits in other financial institutions	160	129	501
Dividends on restricted stock investments	213	179	245
Total interest and dividend income	24,792	24,873	21,744
INTEREST EXPENSE
Interest on savings, interest checking and money market accounts	338	344	1,109
Interest on time deposits	250	555	995
Interest on borrowings	193	205	376
Interest on Paycheck Protection Program Liquidity Facility	171	216	—
Interest on senior secured notes	9	20	91
Total interest expense	961	1,340	2,571
Net interest income	23,831	23,533	19,173
Provision for loan losses	—	100	2,700
Net interest income after provision for loan losses	23,831	23,433	16,473
NONINTEREST INCOME
Gain on sale of loans	706	3,286	377
Service charges and fees on deposit accounts	441	468	555
Net servicing fees	400	201	224
Other income	707	239	259
Total noninterest income	2,254	4,194	1,415
NONINTEREST EXPENSE
Salaries and employee benefits	7,578	7,884	7,230
Occupancy and equipment	1,083	1,168	1,063
Data processing	1,022	1,017	807
Professional fees	437	462	471
Office, postage and telecommunications	290	300	258
Deposit insurance and regulatory assessments	295	318	61
Loan related	136	84	275
Customer service related	107	60	372
Amortization of core deposit intangible	188	192	193
Other expenses	961	836	789
Total noninterest expense	12,097	12,321	11,519
Income before taxes	13,988	15,306	6,369
Income taxes	4,230	4,512	1,823
Net income	$9,758	$10,794	$4,546
Net income per share:
Basic	$0.83	$0.92	$0.39
Diluted	$0.82	$0.92	$0.39
Weighted-average common shares outstanding:
Basic	11,614,333	11,580,236	11,558,039
Diluted	11,673,475	11,620,582	11,632,050
See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Net income	$9,758	$10,794	$4,546
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities:
Change in net unrealized (loss) gain on available-for-sale securities	(610)	(150)	527
Income tax benefit (expense):
Income tax benefit (expense) related to net unrealized holding loss (gains)	180	44	(156)
Total other comprehensive (loss) income	(430)	(106)	371
Total comprehensive net income	$9,328	$10,688	$4,917

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	(dollars in thousands, except share and per share data)
Three Months Ended March 31, 2021
Balance at December 31, 2020	11,705,684	$217,734	$3,292	$59,176	$539	$280,741
Net income	—	—	—	9,758	—	9,758
Cash dividends ($0.25 per share)	—	—	—	(2,956)	—	(2,956)
Stock-based compensation	—	—	591	1	—	592
Issuance of restricted shares, net of forfeiture	131,896	—	—	—	—	—
Vesting of restricted shares	—	1,773	(1,773)	—	—	—
Repurchase of shares from restricted shares vesting	(18,623)	(353)	—	—	—	(353)
Exercise of stock options	5,530	150	(90)	—	—	60
Other comprehensive income, net of taxes	—	—	—	—	(430)	(430)
Balance at March 31, 2021	11,824,487	$219,304	$2,020	$65,979	$109	$287,412

Three Months Ended March 31, 2020
Balance at December 31, 2019	11,635,531	$216,398	$3,493	$41,920	$(6)	$261,805
Net income	—	—	—	4,546	—	4,546
Cash dividends ($0.25 per share)	—	—	—	(2,924)	—	(2,924)
Stock-based compensation	—	—	481	3	—	484
Issuance of restricted shares, net of forfeiture	69,035	—	—	—	—	—
Vesting of restricted shares	—	1,764	(1,764)	—	—	—
Repurchase of shares from restricted shares vesting	(5,482)	(138)	—	—	—	(138)
Exercise of stock options	1,930	53	(32)	—	—	21
Common stock repurchased under stock repurchase program	(38,411)	(858)	—	—	—	(858)
Other comprehensive income, net of taxes	—	—	—	—	371	371
Balance at March 31, 2020	11,662,603	$217,219	$2,178	$43,545	$365	$263,307

See accompanying notes to condensed consolidated financial statements

First Choice Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$9,758	$4,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491	398
Amortization of premiums of investment securities	72	32
Amortization of servicing asset	255	282
Provision for loan losses	—	2,700
Provision for losses - unfunded commitments	200	—
Gain on sale of loans	(706)	(377)
Gain on branch sale	(476)	—
Loans originated for sale	(10,402)	(8,402)
Proceeds from loans originated for sale	8,080	3,783
Accretion of net discounts and deferred loan fees, net	(3,794)	(1,195)
Change in fair value of equity securities	37	(42)
Deferred income taxes	1,158	538
Stock-based compensation	592	484
Appreciation of Bank Owned Life Insurance	(27)	(27)
Net decrease in other items, net	(4,277)	(969)
Net cash provided by operating activities	961	1,751
INVESTING ACTIVITIES
Proceeds from maturities and paydown of securities available-for-sale	3,971	1,195
Proceeds from maturities and paydown of securities held-to-maturity	8	3,360
Purchase of securities available-for-sale	—	(12,978)
Net increase in loans held-for-investment	(143,806)	(63,196)
Purchase of restricted stock investments	—	(13)
Purchase of equity and qualified CRA investments	(46)	(22)
Purchases of premises and equipment	(20)	(769)
Net cash transfer for branch sale	(21,599)	—
Net cash used in investing activities	(161,492)	(72,423)
FINANCING ACTIVITIES
Net increase in deposits	283,566	37,347
Net increase in short-term borrowings	—	50,000
Repayment and maturities of long term FHLB borrowings	(50,000)	—
Repayment of Paycheck Protection Program Liquidity Facility	(45,412)	—
Proceeds from Paycheck Protection Program Liquidity Facility	50,691	—
Repayment of senior secured notes	(2,000)	(4,900)
Proceeds from senior secured notes	—	3,900
Cash dividends paid	(2,956)	(2,924)
Repurchase of shares	(353)	(996)
Proceeds from exercise of stock options	60	21
Net cash provided by financing activities	233,596	82,448
Net increase in cash and cash equivalents	73,065	11,776
Cash and cash equivalents, beginning of period	236,381	161,801
Cash and cash equivalents, end of period	$309,446	$173,577

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$948	$2,468
Taxes paid	$—	$—
Noncash investing and financing activities:
Transfers of loans (to) from held for investment (from) to held for sale	$(277)	$933
Servicing rights asset recognized	$173	$68
Reduction of operating lease right-of-use assets and lease liabilities from branch sale	$509	$—

See accompanying notes to condensed consolidated financial statements.

First Choice Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holdings, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

    The Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans. The Bank is a Preferred Small Business Administration (“SBA”) Lender and conducts business through eight full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties.

Effective at the close of business on January 29, 2021, the Rowland Heights branch was sold to a third party financial institution who acquired certain branch assets and assumed certain branch liabilities including deposits. No loans were sold as part of the transaction. The assets and liabilities of the Rowland Heights branch that were sold in this transaction primarily consisted of $117 thousand of cash and cash equivalents and $22 million of deposits. The transaction resulted in a net cash payment to the third party financial institution of $21.6 million, and a gain on sale of $476 thousand as a component of other noninterest income in the condensed consolidated statements of income.

On April 26, 2021, the Company entered into a definitive merger agreement pursuant to which the Company will merge into Enterprise Financial Services Corp ("EFSC") in an all-stock transaction. Refer to Note 17. Subsequent Events, for more information about the definitive merger agreement.

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

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of First Choice Bancorp, and its wholly-owned subsidiary, First Choice Bank, and the Bank's wholly-owned subsidiary, PCB Real Estate Holdings, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary to a fair presentation of the results for the interim periods presented have been included. Unaudited interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. These unaudited interim period condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The December 31, 2020 condensed consolidated balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the section entitled Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included therewith.

 Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740. This ASU was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact to the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in ASU
2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments of this guidance may be elected retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date that includes January 7, 2021. The Company adopted this guidance on January 1, 2021 on a prospective basis and will assess the impact in conjunction with ASU 2020-04 as it occurs next year. The adoption of ASU 2021-01 did not have a material impact to the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), also known as "CECL." This guidance will replace the incurred loss impairment methodology used to estimate the allowance for credit losses in current GAAP with a methodology that reflects future expected credit losses and requires consideration of a broader range of reasonable and supportable forecasts in the credit loss estimates. On October 16, 2019, the FASB delayed the effective date of ASU 2016-13 for smaller reporting companies, private companies and other non-SEC filers. The Company qualifies as a "smaller reporting company" under the regulations of the SEC. Therefore, this ASU will be effective for the Company on January 1, 2023 with early adoption permitted. The Company is considering early adoption of ASU 2016-13. Management has a cross functional committee in place to oversee the project, has selected a software to implement the new guidance using peer historical loss data, has engaged an existing third-party service provider to assist in the implementation and has subscribed to a third-party application vendor for economic forecasts. The Company has completed data gap analyses, developed initial modeling assumptions, run high-level sensitivity analysis and parallel calculations. The Company expects to complete testing of final modeling assumptions and run additional parallel calculations in the second and third quarter of 2021. The Company has not yet determined the potential impact of the adoption of ASU 2016-13 to the consolidated financial statements.

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

On March 12, 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for contract modifications as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Management has identified the contracts that will be impacted by the reference rate reform and are reviewing the contracts of LIBOR-based products to ensure that the Company's documentation provides for the flexibility to move to alternative reference rates. The Company has not yet chosen a substitute reference rate or index. The Company has not yet determined the potential impact of the adoption of ASU 2020-04 to the consolidated financial statements.

NOTE 2.    INVESTMENT SECURITIES

Investment securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities held-to-maturity and securities available-for-sale and their approximate fair values at the periods indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2021
Securities available-for-sale:
U.S. Government and agency securities	$2,679	$—	$(51)	$2,628
Mortgage-backed securities	4,774	123	—	4,897
Collateralized mortgage obligations	22,522	208	(331)	22,399
SBA pools	7,246	213	(7)	7,452
	$37,221	$544	$(389)	$37,376

Securities held-to-maturity:
Mortgage-backed securities	$1,348	$69	$—	$1,417
	$1,348	$69	$—	$1,417
December 31, 2020
Securities available-for-sale:
U.S. Government and agency securities	$2,679	$26	$—	$2,705
Mortgage-backed securities	5,537	116	—	5,653
Collateralized mortgage obligations	25,552	328	(102)	25,778
SBA pools	7,494	397	—	7,891
	$41,262	$867	$(102)	$42,027

Securities held-to-maturity:
Mortgage-backed securities	$1,358	$112	$—	$1,470
	$1,358	$112	$—	$1,470

The amortized cost and estimated fair value of all investment securities held-to-maturity and available-for-sale at March 31, 2021, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because the obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	1,348	1,417	37,221	37,376
	$1,348	$1,417	$37,221	$37,376

    At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of our shareholders’ equity. There were no sales, purchases, maturities or calls of investment securities available-for-sale and held-to-maturity during the three months ended March 31, 2021. There were $8.0 million and $13.0 million in purchases of investment securities available-for-sale during the three months ended December 31, 2020 and March 31, 2020. There were no sales, maturities or calls of any investment securities during the three months ended December 31,

2020. There were $3.4 million in calls of U.S. Government and agency securities held-to-maturity and no sales or maturities of any investment securities during the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, securities held-to-maturity with a carrying amount of $1.3 million and $1.4 million were pledged to the Federal Reserve Bank as discussed in Note 7 – Borrowing Arrangements.

As of March 31, 2021 and December 31, 2020, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than Twelve Months		Twelve Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
March 31, 2021	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$(51)	$2,628	$—	$—	$(51)	$2,628
Collateralized mortgage obligations	(329)	12,326	(2)	1,262	(331)	13,588
SBA pools	(7)	1,172	—	—	(7)	1,172
	$(387)	$16,126	$(2)	$1,262	$(389)	$17,388

December 31, 2020
Securities available-for-sale:
Collateralized mortgage obligations	$(102)	$10,429	$—	$—	$(102)	$10,429
	$(102)	$10,429	$—	$—	$(102)	$10,429

    At March 31, 2021, the Company had seven investment securities available-for-sale in an unrealized loss position with total unrealized losses of $389 thousand. Such unrealized losses on these investment securities have not been recognized into income. The Company does not believe these unrealized losses are other-than-temporary because the issuers’ bonds are above investment grade, the decline in fair value is largely due to changes in interest rates, and management does not intend to sell these securities nor is it more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Equity Securities with a Readily Determinable Fair Value

    At March 31, 2021 and December 31, 2020, equity securities with a readily determinable fair value of $2.8 million for both periods were represented by a mutual fund investment consisting of high-quality debt securities and other debt instruments supporting domestic affordable housing and community development. The Company recognized net losses of $37 thousand, and $9 thousand and net gains of $42 thousand related to changes in fair value during the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively, all of which related to equity securities held during those periods.

Restricted Stock Investments

The Bank is a member of the FHLB system. Members are required to own FHLB stock of the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At March 31, 2021 and December 31, 2020, the Bank owned $6.1 million of FHLB stock which is carried at cost. During the three months ended March 31, 2021 and 2020, there were no required purchases of FHLB stock. The Company evaluated the carrying value of our FHLB stock investment at March 31, 2021 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

    As a member of the Federal Reserve Bank of San Francisco, the Company owned $6.9 million of Federal Reserve stock, which is carried at cost, at March 31, 2021 and December 31, 2020. There were no required purchases of Federal Reserve stock during the three months ended March 31, 2021. The Company purchased $13 thousand of Federal Reserve stock during the three months ended March 31, 2020. The Company evaluated the carrying value of Federal Reserve stock investment at March 31, 2021 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the Federal Reserve, repurchase activity of excess stock by the Federal Reserve at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Other Equity Securities Without A Readily Determinable Fair Value

    The Company also has equity securities in the form of capital stock invested in two different banker’s bank stock (collectively "Other Bank Stocks") which totaled $1.0 million at March 31, 2021 and December 31, 2020 and are reported in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.

The Company has an investment in Class A common stock of Clearinghouse Community Development Financial Institution ("CDFI") totaling $2.0 million at March 31, 2021 and December 31, 2020. Clearinghouse CDFI is a for-profit institution that is committed to provide economic opportunities and to improve the quality of life for low-income individuals and to improve the communities through innovative and affordable financing. The purpose of this investment, first and foremost, aligns with our mission statement as a community bank to help the underserved people in our communities, while achieving a satisfactory return on capital. Additionally, this investment provides the Bank with Community Reinvestment Act ("CRA") investment credits. This equity security is recorded at cost and is included in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company did not purchase additional securities. During the three months ended December 31, 2020, the Company purchased additional securities of $1.5 million. At March 31, 2021, the Company evaluated the carrying value of this equity security and determined that it was not impaired, and no loss was recognized related to changes in the fair value.

Qualified Affordable Housing Project Investments

The Company also has commitments and investments in two partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. These investments are recorded net of accumulated amortization, using the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is being amortized in proportion to the tax credits and other tax benefits received, and the amortization is recognized as part of income tax expense in the condensed consolidated statements of income. Total estimated tax credits allocated and proportional amortization expense recognized were $27 thousand and $27 thousand for the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, the net LIHTC investment totaled $841 thousand and $808 thousand and is reported in other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company made capital contributions of $60 thousand and $26 thousand. At March 31, 2021, the Company evaluated the carrying value of these securities and determined they were not impaired, and no loss was recognized related to changes in the fair value.

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

In the first quarter of 2021, the Company participated in the First Draw and Second Draw PPP Loan Programs signed into law on December 27, 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act ("Economic Act"), which was included in the Consolidated Appropriations Act, 2021 (also known as "PPP Round 3"). Like the 2020 PPP, loans originated in PPP Round 3 are fully guaranteed by the SBA and are subject to potential forgiveness by the SBA. PPP Round 3 is scheduled to expire on May 31, 2021.

At loan origination, the Company was paid a processing fee from the SBA ranging from 1% to 5% based on the loan size. At March 31, 2021, PPP loans, net of unearned fees of $10.5 million, totaled $442.7 million. The unearned fees are being accreted to interest income based on a contractual maturity of two years (loans originated before June 5, 2020) or five years (all other PPP loans). The SBA began approving forgiveness applications and making payments as forgiveness was approved in the fourth quarter of 2020. During the first quarter of 2021, approximately $67.9 million of PPP loans originated in 2020 were forgiven by the SBA or repaid by the borrowers. Net PPP deferred fees of $1.4 million were accelerated to income in the first quarter of 2021 at the time of SBA forgiveness or borrower repayment. PPP loans forgiven-to-date totaled $140.9 million at March 31, 2021.

On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection
Program Liquidity Facility ("PPPLF"). The PPPLF enables the Company to borrow funds through the Federal Reserve
Discount Window to fund PPP loans. At March 31, 2021, the Company had $210.0 million in borrowings under the
PPPLF with a fixed rate of 0.35% which were collateralized by PPP loans. See Note 7 –Borrowing Arrangements for additional information regarding the PPPLF.

In 2020, the Company participated in the Main Street Lending Program to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Company originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the fourth quarter of 2020, the Company originated 28 loans under the Main Street Lending Program totaling $102.4 million in principal and sold participation interest totaling $97.3 million to the SPV, resulting in a gain on sale of $660 thousand. During the year ended December 31, 2020, the Company originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interest totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The program expired on January 8, 2021 and no Main Street loan originations or sales occurred in the first quarter of 2021.

As of March 31, 2021, the Company had pledged $1.65 billion of loans with the FHLB under a blanket lien, of which $871.6 million was considered as eligible collateral under this secured borrowing arrangement, and loans with an unpaid principal balance of $226.6 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve. See Note 7 –Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

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

The following table presents loans held for investment, net, by loan class at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Construction and land development	$229,637	$197,634
Real estate:
Residential	25,505	27,683
Commercial real estate - owner occupied	159,039	161,823
Commercial real estate - non-owner occupied	572,414	550,788
Commercial and industrial	366,706	388,814
SBA loans (1)	688,197	562,842
Consumer	3	1
Loans held for investment, net of discounts (2)	2,041,501	1,889,585
Net deferred origination fees (1)	(12,902)	(8,808)
Loans held for investment	2,028,599	1,880,777
Allowance for loan losses	(19,271)	(19,167)
Loans held for investment, net	$2,009,328	$1,861,610
(1) Includes PPP loans with total outstanding principal of $453.2 million and $326.7 million and net unearned fees of $10.5 million and $6.6 million at March 31, 2021 and December 31, 2020, respectively.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $722 thousand and $761 thousand at March 31, 2021 and December 31, 2020.

The following table presents the components of loans held for investment at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Gross loans(1)	$2,048,902	$1,897,599
Unamortized net discounts(2)	(7,401)	(8,014)
Net unamortized deferred origination fees(3)	(12,902)	(8,808)
Loans held for investment	$2,028,599	$1,880,777
(1) Gross loans include PPP loans of $453.2 million and $326.7 million at March 31, 2021 and December 31, 2020 and the net carrying value of PCI loans of $722 thousand and $761 thousand at March 31, 2021 and December 31, 2020.
(2) Unamortized net discounts include discounts related to the retained portion of SBA loans and Main Street loans and net discounts on acquired loans. At March 31, 2021, unamortized net discounts include $3.4 million associated with loans acquired in the PCB acquisition and expected to be accreted into interest income over a weighted average life of 3.6 years. At December 31, 2020, unamortized net discounts on acquired loans associated with the PCB acquisition totaled $3.9 million.
(3) Net unamortized deferred origination fees include $10.5 million and $6.6 million for PPP loans at March 31, 2021 and December 31, 2020.

The following table presents a summary of the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$19,167	$13,522
Provision for loan losses (1)	—	2,700
Charge-offs	(2)	(28)
Recoveries	106	24
Net recoveries (charge-offs)	104	(4)
Balance, end of period	$19,271	$16,218
(1) No provision for loan losses on PPP loans was recognized for the three months ended at March 31, 2021 as these loans are 100% guaranteed by the SBA under the program.

The following tables present the activity in the allowance for loan losses, the composition of the period end allowance, and the loans evaluated for impairment by loan class for the periods indicated:

	Three Months Ended March 31, 2021
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2020	$2,129	$233	$1,290	$5,545	$6,714	$3,256	$—	$19,167
Provision for (reversal of) loan losses	407	(13)	15	316	(455)	(270)	—	—
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	—	106	—	—	106
Net recoveries	—	—	—	—	104	—	—	104
Balance, March 31, 2021	$2,536	$220	$1,305	$5,861	$6,363	$2,986	$—	$19,271
Reserves:
Specific	$—	$—	$—	$76	$—	$—	$—	$76
General	2,536	220	1,305	5,785	6,363	2,986	—	19,195
	$2,536	$220	$1,305	$5,861	$6,363	$2,986	$—	$19,271
Loans evaluated for impairment:
Individually	$—	$—	$1,255	$1,234	$120	$1,899	$—	$4,508
Collectively	229,637	25,505	157,703	571,180	366,339	685,904	3	2,036,271
PCI loans	—	—	81	—	247	394	—	722
	$229,637	$25,505	$159,039	$572,414	$366,706	$688,197	$3	$2,041,501

	Three Months Ended December 31, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, September 30, 2020	$2,370	$275	$1,280	$5,580	$6,264	$2,965	$—	$18,734
Provision for (reversal of) loan losses	(241)	(42)	10	(35)	138	270	—	100
Charge-offs	—	—	—	—	(5)	—	—	(5)
Recoveries	—	—	—	—	317	21	—	338
Net recoveries	—	—	—	—	312	21	—	333
Balance, December 31, 2020	$2,129	$233	$1,290	$5,545	$6,714	$3,256	$—	$19,167
Reserves:
Specific	$—	$—	$—	$101	$—	$343	$—	$444
General	2,129	233	1,290	5,444	6,714	2,913	—	18,723
	$2,129	$233	$1,290	$5,545	$6,714	$3,256	$—	$19,167
Loans evaluated for impairment:
Individually	$—	$254	$1,293	$1,465	$183	$3,570	$—	$6,765
Collectively	197,634	27,429	160,442	549,323	388,366	558,864	1	1,882,059
PCI loans	—	—	88	—	265	408	—	761
	$197,634	$27,683	$161,823	$550,788	$388,814	$562,842	$1	$1,889,585

	Three Months Ended March 31, 2020
		Real Estate
	Construction and Land Development	Residential	Commercial - Owner Occupied	Commercial - Non-owner Occupied	Commercial and Industrial	SBA Loans	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2019	$2,350	$292	$918	$3,074	$4,145	$2,741	$2	$13,522
Provision for (reversal of) loan losses	148	41	(74)	1,057	1,305	222	1	2,700
Charge-offs	—	—	—	—	(7)	(21)	—	(28)
Recoveries	—	—	—	—	12	12	—	24
Net charge-offs	—	—	—	—	5	(9)	—	(4)
Balance, March 31, 2020	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Reserves:
Specific	$—	$—	$—	$215	$—	$877	$—	$1,092
General	2,498	333	844	3,916	5,455	2,077	3	15,126
	$2,498	$333	$844	$4,131	$5,455	$2,954	$3	$16,218
Loans evaluated for impairment:
Individually	$—	$—	$1,560	$1,368	$187	$6,339	$—	$9,454
Collectively	233,607	42,904	146,851	475,104	349,460	180,542	450	1,428,918
PCI loans	—	—	106	—	443	526	—	1,075
	$233,607	$42,904	$148,517	$476,472	$350,090	$187,407	$450	$1,439,447

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

The following tables present loans held for investment, net of discounts by loan class and risk category, excluding PCI loans, at the periods indicated:

	March 31, 2021
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$229,637	$—	$—	$229,637
Real estate:
Residential	25,505	—	—	25,505
Commercial real estate - owner occupied	154,182	3,396	1,380	158,958
Commercial real estate - non-owner occupied	562,671	7,137	2,606	572,414
Commercial and industrial	362,350	300	3,809	366,459
SBA loans	680,329	—	7,474	687,803
Consumer	3	—	—	3
	$2,014,677	$10,833	$15,269	$2,040,779
(1)At March 31, 2021, substandard loans included $4.2 million of impaired loans and excluded $317 thousand of performing TDRs. There were no loans classified as doubtful or loss at March 31, 2021.

	December 31, 2020
	Pass	Special Mention	Substandard (1)	Total
	(dollars in thousands)
Construction and land development	$197,634	$—	$—	$197,634
Real estate:
Residential	27,429	—	254	27,683
Commercial real estate - owner occupied	160,318	—	1,417	161,735
Commercial real estate - non-owner occupied	547,252	—	3,536	550,788
Commercial and industrial	384,582	—	3,967	388,549
SBA loans	553,247	—	9,187	562,434
Consumer	1	—	—	1
	$1,870,463	$—	$18,361	$1,888,824
(1)At December 31, 2020, substandard loans included $6.4 million of impaired loans and excluded $319 thousand of performing TDRs . There were no loans classified as special mention, doubtful or loss at December 31, 2020.

    The following tables present past due and nonaccrual loans, net of discounts by loan class, excluding PCI loans, at the periods indicated:

	March 31, 2021
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$—	$—	$—	$1,255
Commercial real estate - non-owner occupied	—	—	—	1,234
Commercial and industrial	1	—	—	120
SBA loans	—	—	—	1,582
Total	$1	$—	$—	$4,191

	December 31, 2020
	Still Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Nonaccrual
	(dollars in thousands)
Real estate:
Residential	$—	$—	$—	$254
Commercial real estate - owner occupied	—	—	—	1,293
Commercial real estate - non-owner occupied	—	—	—	1,465
Commercial and industrial	1	—	—	183
SBA loans	53	—	—	3,251
Total	$54	$—	$—	$6,446

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Recorded investment represents unpaid principal balance, net of charge-offs, discounts, premiums and interest applied to principal on nonaccrual loans, if any.

The following tables present impaired loans, excluding PCI loans, by loan class at the periods indicated:

	March 31, 2021
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Commercial real estate - owner occupied	$1,307	$1,255	$1,255	$—	$—
Commercial real estate - non-owner occupied	1,277	1,234	—	1,234	76
Commercial and industrial	120	120	120	—	—
SBA loans	2,176	1,899	1,899	—	—
Total	$4,880	$4,508	$3,274	$1,234	$76
(1)Includes TDRs on accrual of $317 thousand.

	December 31, 2020
			Impaired Loans
	Unpaid Principal Balance	Recorded Investment(1)	Without Specific Reserve	With Specific Reserve	Related Allowance
	(dollars in thousands)
Real estate:
Residential	$253	$254	$254	$—	$—
Commercial real estate - owner occupied	1,345	1,293	1,293	—	—
Commercial real estate - non-owner occupied	1,507	1,465	202	1,263	101
Commercial and industrial	183	183	183	—	—
SBA loans	3,891	3,570	2,089	1,481	343
Total	$7,179	$6,765	$4,021	$2,744	$444
(1)    Includes TDRs on accrual of $319 thousand.

The following tables present the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized by loan class for the periods indicated:

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Real estate:
Residential	$127	$—	$256	$—	$—	$—
Commercial real estate - owner occupied	1,274	—	1,302	—	2,607	—
Commercial real estate - non-owner occupied	1,349	—	3,876	—	1,368	—
Commercial and industrial	152	—	183	—	193	—
SBA loans	2,735	6	4,421	6	6,677	7
Total	$5,637	$6	$10,038	$6	$10,845	$7

At March 31, 2021 and December 31, 2020, the total recorded investment for loans identified as a TDR was approximately $394 thousand and $666 thousand. There were no specific reserves allocated for these loans and the Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at March 31, 2021.

Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan. During the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, there were no new loan modifications resulting in TDRs.

During the three months ended March 31, 2021, there were no TDRs for which there was a payment default within twelve months following the modification. During the three months ended December 31, 2020 and March 31, 2020, there was $82 thousand and $85 thousand TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID-Related Loan Deferments
At March 31, 2021, the Company had five loans on payment deferral for COVID-19 related reasons, four of which were from one relationship totaling $5.7 million. At December 31, 2020, the Company had three loans totaling $3.3 million on payment deferral for COVID-19 related reasons. Loans that were granted deferrals before the fourth quarter of 2020 have resumed making regular, contractually agreed-upon payments or were paid off. At March 31, 2021, no loan on payment deferral was reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

Loans Held for Sale

At March 31, 2021 and December 31, 2020, loans held for sale consisted of SBA 7(a) loans and totaled $12.7 million and $9.9 million. The Company accounts for loans held for sale at the lower of carrying value or fair value. The fair value of loans held for sale totaled $13.7 million and $10.6 million at March 31, 2021 and December 31, 2020.

NOTE 4.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company sells loans in the secondary market and, for certain loans, retains the servicing responsibility. The loans serviced for others are accounted for as sales and, therefore, are not included in the accompanying condensed consolidated balance sheets. Loans serviced for others totaled $454.1 million and $454.3 million at March 31, 2021 and December 31, 2020. This includes SBA loans serviced for others of $223.7 million at March 31, 2021 and $222.5 million at December 31, 2020 for which there is a related servicing asset of $2.8 million and $2.9 million. In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated with various other institutions and Main Street SPV of $230.4 million and $231.8 million at March 31, 2021 and December 31, 2020 for which there is no related servicing asset.

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

    The servicing asset activity includes additions from loan sales with servicing retained and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset activity is summarized for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Balance, beginning of period	$2,860	$3,202
Additions	173	68
Amortization	(255)	(282)
Balance, end of period	$2,778	$2,988

The fair value of the servicing asset for SBA loans is measured quarterly and was $3.7 million and $3.4 million as of March 31, 2021 and December 31, 2020. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2021 included a weighted average discount rate of 8.4% and a weighted average prepayment speed assumption of 20.1%.

The following table summarizes the estimated change in the value of servicing assets as of March 31, 2021 given hypothetical shifts in prepayments speeds and yield assumptions:

	Change in Assumption	Change in Estimated Fair Value
		(dollars in thousands)
Prepayment speeds	+10%	$(222)
Prepayment speeds	+20%	(421)
Discount rate	+1%	(103)
Discount rate	+2%	(200)

SBA loans (including SBA 7(a) and SBA 504 loans) sold during the three months ended March 31, 2021 and 2020, totaled $7.4 million and $3.4 million resulting in total gains on sale of SBA loans of $706 thousand and $377 thousand.

Net servicing fees, a component of noninterest income, represent contractually specified servicing fees reported net of the servicing asset amortization. Net servicing fees totaled $400 thousand and $224 thousand for the three months ended March 31, 2021 and 2020 including contractually specified servicing fees of $655 thousand and $506 thousand, offset by the amortization indicated in the table above.

During the fourth quarter of 2020, the Company originated 28 loans under the Main Street Lending Program totaling $102.4 million in principal and sold participation interest totaling $97.3 million to the SPV, resulting in a gain on sale of $660 thousand. For the year ended December 31, 2020, the Company originated Main Street loans totaling $172.2 million in principal amount and sold participation interests totaling $163.6 million to the SPV. The Main Street Lending Program expired in January 2021, and the Company had no originations or sales for the three month ended March 31, 2021. The Company is accruing servicing fee income of 0.25% per annum for the participation interests sold to SPV. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide enhanced reporting services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore, no servicing asset or liability was recorded at the time of sale.

NOTE 5.    GOODWILL AND INTANGIBLE ASSETS

    In connection with the acquisition of Pacific Commerce Bancorp ("PCB"), the Company recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. The Company evaluates goodwill for impairment annually, unless circumstances arise indicating potential impairment. The Company evaluated goodwill for impairment quarterly in 2020 due to the volatility in our stock price related to the COVID-19 pandemic. There were no changes in the carrying value of Goodwill during the year ended December 31, 2020. The Company plans to evaluate goodwill for impairment in the fourth quarter of 2021, and we observed no indications of potential impairment at March 31, 2021. For the three months ended March 31, 2021 and 2020, the Company recognized the CDI amortization indicated in the table below.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Core deposit intangible:
Gross balance, beginning of period	$6,908	$6,908
Additions	—	—
Gross balance, end of period	$6,908	$6,908
Accumulated amortization:
Balance, beginning of period	(1,952)	(1,180)
Amortization	(188)	(193)
Balance, end of period	$(2,140)	$(1,373)
Net core deposit intangible, end of period	$4,768	$5,535

The following table shows the estimated amortization expense for CDI during the next five fiscal years:

Year Ending December 31,	(dollars in thousands)
Remainder of 2021	$565
2022	732
2023	707
2024	678
2025	646
Thereafter	1,440
$4,768

NOTE 6.    DEPOSITS

The Company's ten largest depositor relationships represented approximately 28% of total deposits at March 31, 2021 and December 31, 2020. Brokered non-maturity deposits totaled $153.8 million and $78.7 million at March 31, 2021 and December 31, 2020. Brokered time deposits totaled $109.8 million and $101.1 million at March 31, 2021 and December 31, 2020.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $16.4 million and $30.7 million as of March 31, 2021 and December 31, 2020. The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. Total collateralized deposits for other public agencies, were $44.8 million at March 31, 2021 and were collateralized by letters of credit issued by the FHLB under the

Bank's secured line of credit with the FHLB. See Note 7 –Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

NOTE 7.    BORROWING ARRANGEMENTS

Federal Home Loan Bank Secured Line of Credit

    At March 31, 2021, the Company had a secured line of credit of $414.0 million from the FHLB, of which $259.0 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to the Bank providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2021, the Company had pledged $1.65 billion of loans under the blanket lien, including PPP loans, of which $871.6 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement. In addition, at March 31, 2021, the Company used $60.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the other public agencies.

At March 31, 2021, the Company participated in the FHLB San Francisco's new Recovery Advance loan program for $5.0 million at zero percent interest with a maturity date in May 2021. The following table shows the interest rates and maturity dates of FHLB advances at periods indicated:

	March 31, 2021			December 31, 2020
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	5/19/2021	$5,000	—%	5/19/2021
Term and fixed-rate advance	—	—%	—	50,000	0.19%	2/26/2021
Term and fixed-rate advance	30,000	0.25%	5/26/2021	30,000	0.25%	5/26/2021
Term and fixed-rate advance	30,000	0.21%	5/27/2021	30,000	0.21%	5/27/2021
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$95,000	0.75%		$145,000	0.56%

The average outstanding balance of total FHLB borrowings was $129.2 million and $89.8 million with an average interest rate of 0.61% and 1.68% for the three months ended March 31, 2021 and 2020.

Federal Reserve Bank Secured Line of Credit

    At March 31, 2021, the Company had a secured line of credit of $149.5 million from the Federal Reserve Bank, including secured borrowing capacity through the Borrower-in-Custody ("BIC") program. At March 31, 2021, the Bank had pledged qualifying loans with an unpaid principal balance of $226.6 million and securities held-to-maturity with a carrying value of $1.3 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three months ended March 31, 2021 and 2020.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, the Company was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the contractual maturity of the underlying loans pledged. At March 31, 2021 and December 31, 2020, the Bank had $210.0 million and $204.7 million in borrowings under the PPPLF which were collateralized by PPP loans. The average outstanding borrowings were $197.2 million during the three months ended March 31, 2021.

Federal Funds Unsecured Lines of Credit

    The Company has established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of its correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three months ended March 31, 2021 and 2020.

Senior Secured Notes

    The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At March 31, 2021, there were no outstanding borrowings under this secured line of credit. At December 31, 2020, the outstanding balance totaled $2.0 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. The average outstanding borrowings under this facility totaled $1.0 million and $8.0 million with an average interest rate of 3.57% and 4.56% for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $25.0 million. One of our executives is also a member of the lending bank's board of directors.

NOTE 8.    INCOME TAXES

    The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased by approximately $978 thousand during the three months ended March 31, 2021 as a result of changes to temporary differences and the reversal of interest accrued related to unrecognized tax benefits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2021.

    For the three months ended March 31, 2021 and 2020, income tax expense was $4.2 million and $1.8 million, resulting in an effective income tax rate of 30.2% and 28.6%. Our effective tax rate varies from the statutory rate of 29.6% during the three months ended March 31, 2021 and 2020 due primarily to the tax effect of stock-based compensation.

     The Company is subject to federal income and California franchise tax. At March 31, 2021, the federal statute of limitations for the assessment of income tax is closed for all tax years up to and including 2016. The California statute of limitations for the assessment of franchise tax is closed for all years up to and including 2015. The Company is currently not under examination in any taxing jurisdiction.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters at March 31, 2021 and December 31, 2020.

There were no interest and penalties related to unrecognized tax benefits in income tax expense at March 31, 2021 and December 31, 2020.

On March 11, 2021, the President of the United States signed the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan into law. The American Rescue Plan includes many non-tax and tax provisions to help address the continuing pandemic, including extending the Employee Retention Credit to December 31, 2021. We will continue to evaluate the impact of the American Rescue Plan on the Company's consolidated financial condition, consolidated results of operations and cash flows.

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

The Company had the following outstanding financial commitments whose contractual amounts represent credit risk at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Commitments to extend credit	$484,434	$429,519
Standby letters of credit	3,415	3,777
Commitments to contribute capital to low income housing projects	2,029	2,089
Commitments to contribute capital to other CRA equity investments	61	61
Total	$489,939	$435,446

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer. The majority of the commitments to extend credit and standby letters of credit are secured by real estate. The Company recognized $200 thousand provision for unfunded loan commitments for the three months ended March 31, 2021 and did not recognize any provision for unfunded loan commitments for the three months ended March 31, 2020. The provision for unfunded loan commitments is included in "other expense" in the condensed consolidated statements of income. The reserve for unfunded commitments was $1.7 million and $1.5 million at March 31, 2021 and December 31, 2020. The reserve for unfunded commitments is included in "other liabilities" in our condensed consolidated balance sheets.

The Company committed to invest in two partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing projects, and to assist in achieving goals associated with the Community Reinvestment Act ("CRA"). Capital contributions are called for up to an amount specified in the partnership agreement. In addition, the Company invested in other CRA investments such as the Small Business Investment Company ("SBIC") program. At March 31, 2021 and December 31, 2020, the Company had unfunded commitments to contribute capital to LIHTC investments and other CRA investments totaling $2.1 million and $2.2 million.

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

NOTE 10.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may provide loans to certain executive officers and directors and the companies with which they are associated. There were no related party loans for the three months ended March 31, 2021 and 2020. Deposits from certain officers and directors and the companies with which they are associated totaled $28.2 million and $25.8 million at March 31, 2021 and December 31, 2020.

The holding company has a $25.0 million senior secured facility and a $20.0 million federal funds unsecured line of credit (refer to Note 7 - Borrowing Arrangements) with a correspondent bank in which one of the Company's executives is also a member of the correspondent bank’s Board of Directors. There were no outstanding borrowings of the senior secured facility at March 31, 2021 and $2.0 million outstanding borrowings of the senior secured facility at December 31, 2020. There were no borrowings under the unsecured line of credit at March 31, 2021 and December 31, 2020. The Company maintains a correspondent deposit relationship with the correspondent bank, and had deposits of $1.2 million at March 31, 2021 and December 31, 2020. The Company has invested in stock of the correspondent bank which totaled $102 thousand at March 31, 2021 and December 31, 2020. In addition, the Company has loan participation agreements where the Company may participate out a portion of loans to the correspondent bank. The total participated loan balance was $22.9 million and $23.8 million at March 31, 2021 and December 31, 2020.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on the historical volatilities of the Company’s common stock and a peer group of companies with a similar size and industry. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The Company expects a zero forfeiture rate, and the risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company recognized stock-based compensation expense of $592 thousand and $484 thousand for the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was $74 thousand unrecognized compensation cost related to the outstanding stock options. The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was approximately $69 thousand and $28 thousand. A summary of activity in our outstanding stock options during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(dollars in thousands, except share and per share data)
Outstanding, beginning of period	119,162	$10.50			137,531	$10.20
Exercised	(5,530)	10.92			(1,930)	10.74
Granted	10,000	25.32			—	—
Forfeited	—	—			(1,430)	12.69
Outstanding, end of period	123,632	$11.68	3.6 years	$1,571	134,171	$10.16	3.6 years	$676
Options exercisable	108,632	$10.30	2.8 years	$1,522	134,171	$10.16	3.6 years	$676

As of March 31, 2021, there was approximately $3.0 million of total unrecognized compensation cost related to the restricted shares that will be recognized over the weighted-average period of 1.4 years. The value of restricted shares that vested was approximately $1.8 million during the three months ended March 31, 2021 and 2020. A summary of activity for outstanding restricted shares for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested, beginning of period	124,898	$21.69	113,635	$22.50
Granted	132,496	19.91	72,111	25.12
Vested	(70,697)	25.08	(79,004)	22.33
Forfeited	(600)	20.33	(3,076)	27.82
Nonvested, end of period	186,097	$19.14	103,666	$24.30

NOTE 12.    EARNINGS PER SHARE

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

The following is a reconciliation of net income and shares outstanding used in the computation of basic and diluted EPS:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Numerator for basic earnings per share:	(dollars in thousands, except share and per share data)
Net income	$9,758	$10,794	$4,546
Less: dividends and net income allocated to participating securities	(138)	(116)	(39)
Net income available to common shareholders	$9,620	$10,678	$4,507

Denominator for basic earnings per share:
Basic weighted average common shares outstanding during the period	11,614,333	11,580,236	11,558,039

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding during the period	11,614,333	11,580,236	11,558,039
Net effect of dilutive stock options	59,142	40,346	74,011
Diluted weighted average common shares	11,673,475	11,620,582	11,632,050

Earnings per common share:
Basic	$0.83	$0.92	$0.39
Diluted	$0.82	$0.92	$0.39

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

The following table provides the fair value hierarchy level and estimated fair value of significant financial instruments at the periods indicated:

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:		(dollars in thousands)
Cash and cash equivalents	Level 1	$309,446	$309,446	$236,381	$236,381
Securities available-for-sale	Level 2	37,376	37,376	42,027	42,027

Securities held-to-maturity	Level 2	1,348	1,417	1,358	1,470
Equity securities	Level 1	2,774	2,774	2,798	2,798
Loans held for sale	Level 2	12,669	13,687	9,932	10,618
Loan held for investment, net	Level 3	2,009,328	2,051,100	1,861,610	1,904,785
Restricted stock investments, at cost	Level 2	12,999	12,999	12,999	12,999
Servicing asset	Level 3	2,778	3,738	2,860	3,434
Accrued interest receivable	Level 2	9,364	9,364	9,569	9,569

Financial Liabilities:
Deposits	Level 2	$1,895,550	$1,895,794	$1,634,158	$1,634,170
Borrowings	Level 2	95,000	95,102	145,000	145,357
PPP Liquidity Facility	Level 2	209,998	210,152	204,719	204,820
Senior secured notes	Level 2	—	—	2,000	2,000
Accrued interest payable	Level 2	548	548	534	534

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2021:	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	$2,628	$—	$2,628
Mortgage-backed securities	—	4,897	—	4,897
Collateralized mortgage obligations	—	22,399	—	22,399
SBA Pools	—	7,452	—	7,452
Securities available-for-sale	$—	$37,376	$—	$37,376

Equity securities:
Mutual fund investment	$2,774	$—	$—	$2,774

December 31, 2020:
Securities available-for-sale:
U.S. Government and agency securities	$—	$2,705	$—	$2,705
Mortgage-backed securities	—	5,653	—	5,653
Collateralized mortgage obligations	—	25,778	—	25,778
SBA Pools	—	7,891	—	7,891
Securities available-for-sale	$—	$42,027	$—	$42,027

Equity securities:
Mutual fund investment	$2,798	$—	$—	$2,798

Nonrecurring fair value measurements

These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a nonrecurring basis at the periods indicated:

	Nonrecurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2021:	(dollars in thousands)
Impaired loans	$—	$—	$1,158	$1,158

December 31, 2020:
Impaired loans	$—	$—	$2,300	$2,300

The majority of the impaired loans are considered collateral-dependent loans or are supported by a SBA guaranty. The collateral-dependent impaired loans were written down to the fair value of their underlying collateral less costs to sell of $1.2 million and $2.3 million at March 31, 2021 and December 31, 2020, by establishing specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. The Company generally utilized selling costs of 10% of appraised values for nonrecurring fair value measurements related to collateral-dependent impaired loans during the three months ended March 31, 2021 and 2020. The fair value adjustments (which include charge-offs, net of recoveries and changes in specific reserves) resulted in gains of $472 thousand and $62 thousand for the three months ended March 31, 2021 and 2020.

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

    The following is a summary of our noninterest income in-scope and not in-scope of Topic 606:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Noninterest income, in-scope:
Service charges and fees on deposit accounts	$441	$555
Other income	42	41
Total noninterest income, in-scope	483	596
Noninterest income, not in-scope:
Gain on sale of loans	706	377
Net servicing fees	400	224
Other income	665	218
Total noninterest income, not in-scope	1,771	819
Total noninterest income	$2,254	$1,415

NOTE 15.     EQUITY

Dividends

During the three months ended March 31, 2021 and 2020, total quarterly cash dividends declared were $0.25 per share and total cash dividends paid were $3.0 million and $2.9 million.

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

    On March 17, 2020, the Company suspended the stock repurchase plan. There were no repurchases of common stock during the three months ended March 31, 2021, compared to 38,411 shares of the Company's common stock repurchased at an average price of $22.34 per share and a total cost of $858 thousand during the three months ended March 31, 2020. The remaining number of shares authorized to be repurchased under this plan was 695,489 shares at March 31, 2021. Although the Board approved the resumption of the stock repurchase plan in the first quarter of 2021, under the terms of the definitive merger agreement with Enterprise Financial Services Corp., the Company has agreed that it will not repurchase or otherwise redeem any of its outstanding common stock except in connection with the withholding of common stock to cover taxes as restricted shares of common stock vest.

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

At March 31, 2021, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level. The Bank has also opted into the Community Bank Leverage Ratio ("CBLR") framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2021 and December 31, 2020, the Bank's CBLR ratio was 9.75% and 10.28% which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

NOTE 17.     SUBSEQUENT EVENTS

On April 25, 2021, the Company declared a $0.25 cash dividend payable on May 24, 2021 to shareholders of record as of May 10, 2021.

On April 26, 2021, the Company entered into a definitive merger agreement pursuant to which the Company will merge into Enterprise Financial Services Corp ("EFSC") in an all-stock transaction. Under the terms of the definitive merger agreement, the Company will merge with and into EFSC, and First Choice Bank will subsequently merge with and into Enterprise Bank & Trust ("EB&T"). On a pro forma consolidated basis, the combined company would have approximately $12.7 billion in consolidated total assets as of March 31, 2021. The merger is expected to close in the third quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of EFSC's and the Company's shareholders.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The purpose of this management's discussion and analysis of financial condition and results of operations ("MD&A") is to focus on information about our condensed consolidated financial condition at March 31, 2021 and December 31, 2020, and our condensed consolidated results of operations for the quarters ended March 31, 2021, December 31, 2020, and March 31, 2020. Our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report, and our Annual Report on Form 10-K for the year ended December 31, 2020, should be read in conjunction with this MD&A.

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

For a more detailed discussion of some risks and uncertainties that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for discussion relating to risk factors impacting us.

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

Overview

    First Choice Bancorp, headquartered in Cerritos, California, is a California corporation that was incorporated on September 1, 2017 and is the registered bank holding company for First Choice Bank. Incorporated in March 2005 and commencing commercial bank operations in August 2005, First Choice Bank is a California-chartered member bank. First Choice Bank has a wholly-owned subsidiary, PCB Real Estate Holdings, LLC, which was acquired as part of the acquisition of Pacific Commerce Bank. PCB Real Estate Holdings, LLC is used for holding other real estate owned and other assets acquired by foreclosure. References herein to “First Choice Bancorp,” “Bancorp” or the “holding company,” refer to First Choice Bancorp on a stand-alone basis. The words “we," "us," "our," or the "Company" refer to First Choice Bancorp, First Choice Bank and PCB Real Estate Holdings, LLC collectively and on a consolidated basis. References to the “Bank” refer to First Choice Bank and PCB Real Estate Holdings, LLC on a consolidated basis.

    Headquartered in Cerritos, California, the Bank is a community-based financial institution that serves commercial and consumer clients in diverse communities. The Bank specializes in loans to small- to medium-sized businesses and private banking clients, commercial and industrial loans, and commercial real estate loans. The Bank is a Preferred Small Business Administration (“SBA”) Lender and conducts business through eight full-service branches and two loan production offices located in Los Angeles, Orange and San Diego Counties.

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

Recent Developments

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the business of our clients. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. For a more detailed discussion of some risks and uncertainties from or relating to the COVID-19 pandemic that could materially and adversely affect our financial condition and results of operations, see Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for discussion relating to risk factors impacting us. See also “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” herein.

For accounting policies related to COVID-19 loan payment deferrals authorized under the CARES Act, please refer to NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Guidance On Non-TDR Loan Modifications Due To COVID-19 on Form 10-K for the year ended December 31, 2020.

Effective at the close of business on January 29, 2021, the Rowland Heights branch was sold to a third party financial institution who acquired certain branch assets and assumed certain branch liabilities including deposits. No loans were sold as part of the transaction. The assets and liabilities of the Rowland Heights branch that were sold in this transaction primarily consisted of $117 thousand of cash and cash equivalents and $22 million of deposits. The transaction resulted in a net cash payment to the third party financial institution of $21.6 million, and a gain on sale of $476 thousand as a component of other noninterest income in the condensed consolidated statement of income.

On April 26, 2021, the Company entered into a definitive merger agreement pursuant to which we will merge into Enterprise Financial Services Corp ("EFSC") in an all-stock transaction. Refer to Note 17. Subsequent Events included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information about the definitive merger agreement.

Key Events Related to COVID-19 During First Quarter of 2021:

The ongoing COVID-19 pandemic has caused serious disruptions in the U.S. economy and financial markets, and entire industries within our loan portfolio, such as hospitality and restaurants, have been impacted due to quarantines and travel restrictions and other industries we serve are experiencing or likely to experience similar disruptions and economic hardships as the COVID-19 pandemic persists. On April 6, 2021, the governor of California announced that he aims to fully reopen California's economy by June 15, 2021, although California will encourage that all residents get vaccinated and will continue to require mask coverings, particularly in more crowded areas. The U.S. economy appears to be recovering as the pandemic-related restrictions started easing in the first quarter of 2021. Although no assurances can be provided, we anticipate that the trend of cautiously lifting pandemic-related restrictions in California will continue in the second half of 2021, especially as COVID-19 vaccines become more widely available, which could positively impact commercial and consumer activity in the markets we serve and in the broader U.S. economy.

COVID-19 Updates for the First Quarter of 2021:

Continued Support for Employees, Clients, and Communities.

•Originated more than 700 PPP loans totaling $194.3 million, with net deferred fees of $6.5 million

•All branches re-opened with appropriate safety precautions in place. Implemented measures include: germ guards, social distancing markers, PPE (masks, gloves and hand sanitizer), daily enhanced cleaning with CDC recommended disinfectants, limited same time client entry and reduced lobby hours

•No COVID-19-related employee lay-offs, furloughs, or reduced hours

•$34,000 in donations to over 10 non-profit organizations within our footprint that serve communities disproportionately impacted by COVID-19 and the economic distress of this pandemic

Governmental Credit Assistance Programs

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

In the first quarter of 2021, we participated in the First Draw and Second Draw PPP Loan Programs signed into law on December 27, 2020 as part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act ("Economic Act"), which was included in the Consolidated Appropriations Act, 2021 (also known as "PPP Round 3"). Unless otherwise extended, PPP Round 3 is scheduled to expire on May 31, 2021. The maximum loan amount for First Draw borrowers is $10 million and is $2 million for the Second Draw borrowers. Like the 2020 PPP, loans originated in PPP Round 3 are fully guaranteed by the SBA and are subject to potential forgiveness by the SBA. During the first quarter of 2021, the Company originated more than 700 PPP Round 3 loans with outstanding principal of $194.3 million before net deferred fees of $6.5 million.

At origination, we are paid a processing fee by the SBA ranging from 1% to 5% based on the size of the PPP loan. At March 31, 2021, PPP loans, net of deferred fees of $10.5 million, totaled $442.7 million. The deferred fees are accreted to interest income based on a contractual maturity of two years (loans originated before June 5, 2020) or five years (all other PPP loans). The SBA began approving forgiveness applications in the fourth quarter of 2020. During the first quarter of 2021, approximately $67.9 million of PPP loans originated in 2020 were forgiven by the SBA or repaid by the borrowers. Net PPP deferred fees of $1.4 million were accelerated to income at the time of SBA forgiveness or borrower repayment. PPP loans forgiven-to-date totaled $140.9 million at March 31, 2021.

PPP Liquidity Facility. On April 14, 2020, we were approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF"). The PPPLF enables us to borrow funds through the Federal Reserve Discount Window to fund PPP loans. At March 31, 2021, we had $210.0 million in borrowings under the PPPLF with a fixed-rate of 0.35% which are collateralized by PPP loans.
Main Street Lending Program. In 2020, we participated in the Main Street Lending Program to support lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, we originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the fourth quarter of 2020, the Company originated 28 loans under the Main Street Lending Program totaling $102.4 million in principal and sold participation interests totaling $97.3 million to the SPV, resulting in a gain on sale of $660 thousand. During the year ended December 31, 2020, we originated 32 loans under the Main Street Lending Program totaling $172.2 million in principal and sold participation interests totaling $163.6 million to the SPV, resulting in a gain on sale of $1.1 million. The program expired on January 8, 2021 and no Main Street loan origination or sales occurred in the first quarter of 2021.

Payment Deferral Program. At March 31, 2021, we had five loans on payment deferral for COVID-19 related reasons, four of which were from one relationship totaling $5.7 million. At December 31, 2020, the Company had three loans totaling $3.3 million on payment deferral for COVID-19 related reasons. Loans that were granted deferrals before the fourth quarter of 2020 have resumed making regular, contractually agreed-upon payments or were paid off. At March 31, 2021, no loan on payment deferral was reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

SBA Debt Relief Program. As a part of the CARES Act, for borrowers with current SBA 7(a) loans in good standing, and subject to availability of funds, the SBA has agreed to pay up to six months of principal and interest for borrowers with loans that were approved on or before September 27, 2020. The program was extended and for all new SBA 7(a) loans approved during the period beginning on February 1, 2021 and ending on September 30, 2021, the SBA had agreed to pay for borrowers up to an additional three months of principal and interest payments, capped at $9,000 per month and subject to availability of funds. For borrowers with SBA 7(a) loans approved before March 27, 2020 and considered to be underserved or hard-hit by the pandemic within specific Standard Industrial Classification (SIC) codes, the SBA had agreed to pay for each borrower up to an additional three months of principal and interest payments until September 2021.

Impacts from COVID-19:

The ongoing COVID-19 global pandemic has caused significant disruption in the international and United States economies and financial markets. In response to the COVID-19 pandemic, the state government of California has taken preventative or protective actions which have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Because we have not recently experienced a comparable crisis which resulted in, among other things, the complete cessation of operations for entire industries in our portfolio, our ability to be predictive is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

Net interest income and net interest margin. The Federal Reserve’s 150 basis point reduction in interest rates in March
2020 negatively impacted our net interest income and net interest margin for 2020, and put further pressure on our net interest margin during 2021. We have proactively worked to lower interest expense by lowering deposit rates, increasing our noninterest-bearing deposits as a percentage of total deposits and taking advantage of lower interest rate borrowing facilities. Participation in the PPP had a significant impact on our asset mix and net interest income for the three months ended March 31, 2021 and will continue to impact both asset mix and net interest income for 2021. These loans contributed $3.7 million of interest income, of which $1.4 million related to accelerated net deferred fee income from loan forgiveness for the three months ended March 31, 2021. The weighted average loan yield for PPP loans was 3.76%, including the accelerated accretion of deferred fee income from PPP forgiveness which lowered the total loan yield by 30 basis points for the three months ended March 31, 2021. We anticipate the accelerated deferred fee income as PPP loans payoff or are forgiven will partially offset the decrease in net interest margin from lower PPP interest rates.

Provision for loan losses. No provision for loan losses was recognized for the first quarter of 2021 primarily as a result of net recoveries, decrease in specific reserves, loan risk rating upgrades, lower historical loss rates, partially offset by an increase in reserves for organic loan growth in the first quarter of 2021. No provision for loan losses was recognized on PPP loans as the SBA guarantees 100% of loan principal under the program.

Loans to the hospitality industry. At March 31, 2021, our total loan commitments to the hospitality industry was $263.7 million, of which $238.1 million was outstanding, representing 11.7% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $117.1 million CRE, $10.0 million C&I, $30.9 million Construction and Land and $80.1 million SBA, of which $51.3 million were SBA PPP loans which are fully guaranteed by the SBA. At March 31, 2021, non-accrual loans totaled $77 thousand and no loans were on deferment.

Loans to the restaurant industry. At March 31, 2021, our total loan commitments to the restaurant industry was $125.5 million, of which $119.7 million was outstanding, representing 5.9% of total loans including loans held for sale, and loans held for investment net of discount and deferred fees. The total outstanding balance consisted of $7.1 million CRE, $14.7 million C&I, $97.9 million SBA, of which $80.4 million were SBA PPP loans which are fully guaranteed by the SBA. At March 31, 2021, there were no non-accrual loans and no loans were on deferment.

Capital and liquidity. The Bank opted into the CBLR framework in the first quarter of 2020 and, because the Bank's CBLR was 9.75% as of March 31, 2021, we exceeded the reduced regulatory minimum required of 8.5%, and were considered "well-capitalized" at March 31, 2021. The Bank's primary and secondary liquidity sources were over $900 million at March 31, 2021.

Highlights for the First Quarter of 2021:

•Net income of $9.8 million, compared to $10.8 million for Q4'20 and $4.5 million for Q1'20
•Diluted earnings per common share of $0.82, compared to $0.92 for Q4'20 and $0.39 for Q1'20
• Pre-tax pre-provision income was $14.0 million, compared to $15.4 million for Q4'20 and $9.1 million for Q1'20
•Net interest margin of 4.20%, compared to 4.31% for Q4'20 and 4.78% for Q1'20
•Cost of funds of 0.18%, improved 9 bps from Q4'20 and 54 bps from Q1'20
•Return on average assets of 1.64%, compared to 1.88% for Q4'20 and 1.06% for Q1'20
•Return on average equity of 13.86%, compared to 15.44% for Q4'20 and 6.90% for Q1'20
•Efficiency ratio of 46.4%, compared to 44.4% for Q4'20 and 56.0% for Q1'20

•No provision for loan loss expense for Q1'21, compared to $100 thousand for Q4'20 and $2.7 million for Q1'20
•Sale of SBA and Main Street loans decreased from Q4’20 resulting in a $2.6 million decrease in gain on sale of loans
•Total loans held for investment excluding Paycheck Protection Program (“PPP”) loans increased $25.3 million, or 6.48% annualized

•Noninterest-bearing demand deposits increased $177.8 million, up 21.7% over Q4’20, represented 52.7% of total deposits at March 31, 2021, compared to 50.2% at December 31, 2020 and 46.5% at March 31, 2020

•Tangible book value per share of $17.69, up $0.40 per share from Q4’20 and up $1.88 per share from Q1’20
•Community bank leverage ratio was 9.75% at March 31, 2021
•Quarterly cash dividend of $0.25 per share

Financial Highlights

	At or for the Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands, except per share amounts)
Results of Operations
Total interest and dividend income	$24,792	$24,873	$21,744
Total interest expense	961	1,340	2,571
Net interest income	23,831	23,533	19,173
Total noninterest income	2,254	4,194	1,415
Total net interest income and noninterest income	26,085	27,727	20,588
Total noninterest expense	12,097	12,321	11,519
Pre-tax pre-provision income (1)	13,988	15,406	9,069
Provision for loan losses	—	100	2,700
Income before taxes	13,988	15,306	6,369
Income taxes	4,230	4,512	1,823
NET INCOME	$9,758	$10,794	$4,546

Performance Ratios
Net income per share-diluted	$0.82	$0.92	$0.39
Return on average assets	1.64%	1.88%	1.06%
Return on average equity	13.86%	15.44%	6.90%
Return on average tangible common equity (1)	19.09%	21.52%	9.84%
Net interest margin	4.20%	4.31%	4.78%
Average loan yield	4.97%	5.15%	5.95%
Cost of deposits	0.13%	0.22%	0.63%
Cost of funds	0.18%	0.27%	0.72%
Efficiency ratio (1)	46.4%	44.4%	56.0%
(1) Non-GAAP measure. See – Non-GAAP Financial Measures in this MD&A.

Financial Performance

	March 31, 2021	December 31, 2020
	(dollars in thousands, except per share amounts)
Financial Conditions
Total assets	$2,500,744	$2,283,115
Loans held for investment	2,028,599	1,880,777
Noninterest-bearing deposits	998,515	820,711
Total deposits	1,895,550	1,634,158
Shareholders’ equity	287,412	280,741

Key Ratios
Noninterest-bearing deposits to total deposits	52.7%	50.2%
Equity to assets ratio	11.49%	12.30%
Tangible common equity to tangible asset ratio (1)	8.64%	9.18%
Book value per share	$24.31	$23.98
Tangible book value per share (1)	$17.69	$17.29
Credit Quality
Nonperforming loans as a percentage of total assets	0.17%	0.28%
Allowance for loan losses as a percentage of total loans held for investment	0.95%	1.02%
Allowance for loan losses as a percentage of total loans held for investment excluding PPP loans	1.22%	1.23%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

Non-GAAP Financial Measures

     The following tables present a reconciliation of non-GAAP financial measures to GAAP financial measures for: (1) efficiency ratio, (2) pre-tax pre-provision income; (3) average tangible common equity, (4) return on average tangible common equity, (5) tangible common equity, (6) tangible assets, (7) tangible common equity to tangible asset ratio, and (8) tangible book value per share. We believe the presentation of certain non-GAAP financial measures provides useful information to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage our business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute for the GAAP measures.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Efficiency Ratio
Noninterest expense (numerator)	$12,097	$12,321	$11,519

Net interest income	$23,831	$23,533	$19,173
Plus: Noninterest income	2,254	4,194	1,415
Total net interest income and noninterest income (denominator)	$26,085	$27,727	$20,588
Efficiency ratio (1)	46.4%	44.4%	56.0%

Pre-tax pre-provision income
Net interest income	$23,831	$23,533	$19,173

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Noninterest income	2,254	4,194	1,415
Total net interest income and noninterest income	26,085	27,727	20,588
Less: Noninterest expense	12,097	12,321	11,519
Pre-tax pre-provision income (1)	$13,988	$15,406	$9,069
Return on Average Assets, Equity, and Tangible Equity
Net income	$9,758	$10,794	$4,546

Average assets	$2,418,946	$2,288,205	$1,727,401
Average shareholders’ equity	285,620	278,049	264,869
Less: Average intangible assets	78,309	78,501	79,083
Average tangible common equity (1)	$207,311	$199,548	$185,786

Return on average assets	1.64%	1.88%	1.06%
Return on average equity	13.86%	15.44%	6.90%
Return on average tangible common equity (1)	19.09%	21.52%	9.84%
(1) Non-GAAP measure.

	March 31, 2021	December 31, 2020
Tangible Common Equity Ratio/Tangible Book Value Per Share	(dollars in thousands, except share and per share data)
Shareholders’ equity	$287,412	$280,741
Less: Intangible assets	78,193	78,381
Tangible common equity (1)	$209,219	$202,360

Total assets	$2,500,744	$2,283,115
Less: Intangible assets	78,193	78,381
Tangible assets (1)	$2,422,551	$2,204,734
Equity to asset ratio	11.49%	12.30%
Tangible common equity to tangible asset ratio (1)	8.64%	9.18%
Book value per share	$24.31	$23.98
Tangible book value per share (1)	$17.69	$17.29
Shares outstanding	11,824,487	11,705,684
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

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost	Average Balance	Interest Income / Expense	Yield / Cost
Interest-earning assets:	(dollars in thousands)
Loans (1) (2)	$1,981,226	$24,267	4.97%	$1,885,451	$24,411	5.15%	$1,404,652	$20,780	5.95%
Investment securities	44,354	152	1.39%	46,292	154	1.32%	36,200	218	2.42%
Deposits at other financial institutions	257,654	160	0.25%	223,939	129	0.23%	157,743	501	1.28%
Restricted stock investments and other bank stocks	16,034	213	5.39%	15,056	179	4.73%	14,524	245	6.78%
Total interest-earning assets	2,299,268	24,792	4.37%	2,170,738	24,873	4.56%	1,613,119	21,744	5.42%

Noninterest-earning assets	119,678			117,467			114,282
Total assets	$2,418,946			$2,288,205			$1,727,401

Interest-bearing liabilities:
Interest checking	$373,248	$138	0.15%	$276,539	$119	0.17%	$156,407	$262	0.67%
Money market accounts	305,931	189	0.25%	317,173	214	0.27%	318,465	798	1.01%
Savings accounts	32,080	11	0.14%	32,655	11	0.13%	28,264	49	0.70%
Time deposits	66,457	119	0.73%	78,775	134	0.68%	117,567	490	1.68%
Brokered time deposits	93,410	131	0.57%	97,749	421	1.71%	92,844	505	2.19%
Total interest-bearing deposits	871,126	588	0.27%	802,891	899	0.45%	713,547	2,104	1.19%
Borrowings	129,222	193	0.61%	147,663	205	0.55%	92,143	376	1.64%
Paycheck Protection Program Liquidity Facility	197,243	171	0.35%	244,638	216	0.35%	—	—	—%
Senior secured notes	1,022	9	3.57%	2,252	20	3.50%	8,022	91	4.56%
Total interest-bearing liabilities	1,198,613	961	0.33%	1,197,444	1,340	0.45%	813,712	2,571	1.27%

Noninterest-bearing liabilities:
Demand deposits	917,194			794,542			631,809
Other liabilities	17,519			18,170			17,011
Shareholders’ equity	285,620			278,049			264,869

Total liabilities and shareholders' equity	$2,418,946			$2,288,205			$1,727,401

Net interest spread		$23,831	4.04%		$23,533	4.11%		$19,173	4.15%
Net interest margin			4.20%			4.31%			4.78%

Total deposits	$1,788,320	$588	0.13%	$1,597,433	$899	0.22%	$1,345,356	$2,104	0.63%
Total funding sources	$2,115,807	$961	0.18%	$1,991,986	$1,340	0.27%	$1,445,521	$2,571	0.72%
(1)    Average loans include net discounts, net deferred loan fees and costs and non-performing loans.
(2)     Interest income on loans includes $3.0 million, $3.4 million and $292 thousand related to the accretion of net deferred loan fees for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020. In addition, interest income also includes $496 thousand, $287 thousand, and $624 thousand of discount accretion on loans acquired in a business combination, including the interest recognized on the payoff of PCI loans, for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020.

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

	Three Months Ended
	March 31, 2021 vs. December 31, 2020			March 31, 2021 vs. March 31, 2020
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest income:	(dollars in thousands)
Interest and fees on loans	$906	$(1,050)	$(144)	$7,270	$(3,783)	$3,487
Interest on investment securities	(7)	5	(2)	24	(90)	(66)
Interest on deposits at other financial institutions	20	11	31	199	(540)	(341)
Dividends on restricted stock investments and other bank stocks	11	23	34	23	(55)	(32)
Change in interest income	930	(1,011)	(81)	7,516	(4,468)	3,048
Interest expense:
Savings, interest checking and money market accounts	25	(31)	(6)	133	(904)	(771)
Time deposits	(41)	(264)	(305)	(159)	(586)	(745)
Borrowings	(28)	16	(12)	118	(301)	(183)
Paycheck Protection Program Liquidity Facility	(45)	—	(45)	171	—	171
Senior secured notes	(12)	1	(11)	(68)	(14)	(82)
Change in interest expense	(101)	(278)	(379)	195	(1,805)	(1,610)
Change in net interest income	$1,031	$(733)	$298	$7,321	$(2,663)	$4,658

First Quarter of 2021 Compared to Fourth Quarter of 2020

Net interest income for the first quarter of 2021 totaled $23.8 million, an increase of $298 thousand from the fourth quarter of 2020 due to lower interest expense of $379 thousand, partially offset with lower interest income of $81 thousand. The increase in net interest income was due primarily to higher discount accretion from loans acquired in a business combination, and organic loan growth, and lower cost of brokered time deposits, partially offset by there being two less days in the first quarter compared to the fourth quarter of 2020 and lower accelerated net deferred fees from PPP forgiveness. Average loans increased by $95.8 million from net organic loan growth and PPP loan originations in the first quarter of 2021. The Company commenced its participation in the latest round of PPP in January 2021 and did not originate any PPP loans in the fourth quarter of 2020 as the prior rounds of PPP had expired. The decrease in interest expense for the first quarter of 2021 was due primarily to lower interest expense on brokered time deposits and lower borrowing interest expense. Interest expense on deposits decreased $311 thousand, coupled with a decrease of $68 thousand on total borrowings. Interest expense on the PPP Liquidity Facility ("PPPLF") was $171 thousand for the first quarter of 2021, compared to $216 thousand in the fourth quarter of 2020 due to lower average borrowings.

Net interest margin for the first quarter of 2021 decreased 11 basis points to 4.20% from 4.31% for the fourth quarter of 2020. The decrease in the net interest margin was due primarily to an 18 basis point decrease in loan yields (including fees and discounts), partially offset by a 9 basis point decrease in total funding costs. The decrease in loan yields was due primarily to the lower accelerated deferred fee income from PPP forgiveness and lower yielding PPP Round 3 loans, offset by higher accelerated discount accretion in the first quarter of 2021. The yield on loans decreased to 4.97% for the first quarter of 2021, compared to 5.15% for the fourth quarter of 2020. The weighted average loan yield for PPP loans was 3.76% including the accelerated accretion of deferred fee income from PPP loan forgiveness, or 2.32% without the accelerated accretion income. The yield on loans, excluding PPP loans, was stable at 5.27% and 5.28% for the first quarter of 2021 and the fourth quarter of 2020, respectively. The discount accretion from loans acquired in a business combination of $496 thousand contributed 9 basis points to the net interest margin in the first quarter of 2021 compared to $287 thousand and 5 basis points in the fourth quarter of 2020.

The cost of funds decreased to 0.18% for the first quarter of 2021, compared to 0.27% for the fourth quarter of 2020, due primarily to higher average noninterest-bearing demand deposits which increased $122.7 million to $917.2 million and represented 51.3% of total average deposits for the first quarter of 2021, compared to $794.5 million, or 49.7% of total average deposits, for the fourth quarter of 2020, coupled with the lower brokered time deposit costs. The average cost of brokered time deposits decreased 114 basis points to 0.57% for the first quarter of 2021, compared to 1.71% for the fourth quarter of 2020. The increase in average noninterest-bearing demand deposits was attributable to core customer growth and increased deposits from the PPP Round 3 loans originated in the first quarter of 2021. The total cost of deposits decreased 9 basis points to 0.13% for the first quarter of 2021, compared to 0.22% for the fourth quarter of 2020.

Average borrowings and senior secured notes decreased $18.4 million and $1.2 million to $129.2 million and $1.0 million, respectively for the first quarter of 2021. Average PPPLF decreased $47.4 million to $197.2 million during the first quarter of 2021. The average cost of total borrowings and senior secured notes increased 3 basis points for the first quarter of 2021.

First Quarter of 2021 Compared to First Quarter of 2020

    Net interest income increased $4.7 million to $23.8 million for the first quarter of 2021 primarily due to higher interest income of $3.0 million, coupled with lower interest expense of $1.6 million. The increase in net interest income was due to a number of factors, including but not limited to the following: (i) higher average loans and other interest-earning assets offset by lower market interest rates, (ii) higher accelerated accretion of net deferred fee income from PPP loan forgiveness, (iii) higher noninterest-bearing demand deposits in relationship to total deposits, and (iv) lower costs on interest-bearing liabilities. Average loans increased by $576.6 million, of which $394.6 million was from PPP loans, net of earned fees, contributing an increase in interest income of $7.3 million, partially offset by a decrease in discount accretion on loans acquired in a business combination, and lower loan yields from the low market interest rate environment. Average PPP loans outstanding were $394.6 million and contributed $3.7 million to interest income for the first quarter of 2021. The decrease in interest expense was due primarily to lower market interest rates, lower average time deposits and lower average senior secured notes, partially offset by an increase in average PPPLF. Interest expense on total interest-bearing deposits decreased $1.5 million, coupled with a decrease of $265 thousand on borrowings and senior secured notes, offset by an increase of $171 thousand on PPPLF for the first quarter of 2021 as compared to the same quarter of 2020.

    Our net interest margin decreased 58 basis points to 4.20% for the first quarter of 2021 compared to 4.78% for the same quarter of 2020. The decrease in the net interest margin was due primarily to a 105 basis point decrease in interest-earnings asset yields, of which loan yields (including fees and discounts) decreased 98 basis points, and a change in the interest-earning asset mix, partially offset by a 54 basis points decrease in total funding costs. The net interest margin compression was driven by lower market interest rates resulting from the reduction in the target Federal Funds rate and lower-yielding PPP loans. The average yield on interest-earning assets decreased to 4.37% for the first quarter of 2021 compared to 5.42% for the same quarter of 2020 resulting from lower market interest rates and lower yielding PPP loans. Our loan yield decreased to 4.97% for the first quarter of 2021 compared to 5.95% for same quarter of 2020, driven by lower market interest rates, lower-yielding PPP loans, and lower discount accretion from loans acquired in a business combination.

The discount accretion related to loans acquired in a business combination, including the interest income recognized on the payoff of PCI loans, of $496 thousand contributed 9 basis points to the net interest margin for the first quarter of 2021 compared to $624 thousand and 16 basis points for the same quarter of 2020. The weighted average loan yield for PPP loans was 3.76% including the $1.4 million accelerated accretion of deferred fee income from PPP loan forgiveness, or 2.32% without such accelerated accretion income for the first quarter of 2021. The yield on loans, excluding PPP loans, was 5.27% for the first quarter of 2021 compared to 5.95% for the same quarter of 2020.

    Our average cost of funds decreased 54 basis points to 0.18% for the first quarter of 2021 compared to 0.72% for the same quarter of 2020 due to lower market interest rates and higher average noninterest-bearing demand deposits as a percentage of total deposits. Average noninterest-bearing deposits increased $285.4 million to $917.2 million and represented 51.3% of total average deposits for the first quarter of 2021, compared to $631.8 million, or 47.0% of total average deposits, for the first quarter of 2020. Average interest-bearing liabilities were $1.20 billion during the first quarter of 2021 compared to $813.7 million for the same quarter of 2020. Our cost of interest-bearing liabilities decreased 94 basis points to 0.33% compared to 1.27% for the same quarter of 2020. Average borrowings increased $37.1 million to $129.2 million, coupled with an increase of $197.2 million in average PPPLF. The average cost of borrowings decreased 103 basis points to 0.61%, partially offset by 35 basis points increase from the PPPLF. Average senior secured notes balance decreased $7.0 million to $1.0 million for the first quarter of 2021 compared to $8.0 million for the same quarter of 2020 and the average cost of such borrowings decreased 99 basis points to 3.57% for the first quarter of 2021.

Provision for Loan Losses

No provision for loan losses was recognized for the first quarter of 2021, compared to $100 thousand for the fourth quarter of 2020 and $2.7 million for the first quarter of 2020. The decrease in the first quarter provision for loan losses was driven primarily by $104 thousand in net recoveries, a decrease in specific reserves of $368 thousand from a risk rating upgrade of a nonperforming loan relationship, and lower historical loss rates in the first quarter of 2021, partially offset by an increase in reserves required for organic loan growth. While the economy gradually reopened in the first quarter of 2021 with the COVID-19 vaccine rollout, the timing of an economic recovery continues to remain uncertain. Accordingly, the assumptions underlying the COVID-19 related qualitative factors we used in determining the adequacy of the provision for loan losses continued to include (a) uncertain and volatile macroeconomic conditions caused by the pandemic; (b) a stabilized unemployment rate; and (c) the additional government stimulus package signed into law during the first quarter of 2021. No provision for loan losses was recognized on PPP loans in the current or prior quarters as the SBA guarantees 100% of loan principal under the program.

The $2.7 million decrease in the first quarter of 2021 as compared to the first quarter of 2020 resulted primarily from a $1.9 million provision for loan losses in the first quarter of 2020 driven by an increase in qualitative factors relating to COVID-19 and macro-economic conditions when the World Health Organization declared a pandemic crisis and California Governor Newsom issued a stay-at-home order. Nonperforming assets were lower in the first quarter of 2021 and net recoveries were higher as compared to the same quarter of 2020. We recorded specific reserves of $76 thousand in the first quarter of 2021 as compared to $1.1 million in the same quarter of 2020.

Noninterest Income

    The following table shows the components of noninterest income for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Gain on sale of loans	$706	$3,286	$377
Service charges and fees on deposit accounts	441	468	555
Net servicing fees	400	201	224
Other income	707	239	259
Total noninterest income	$2,254	$4,194	$1,415

First Quarter of 2021 Compared to Fourth Quarter of 2020

Noninterest income for the first quarter of 2021 was $2.3 million, a decrease of $1.9 million from $4.2 million for the fourth quarter of 2020 due primarily to lower gains on loan sales of $2.6 million, partially offset by higher net servicing fees of $199 thousand and higher other income of $468 thousand. SBA loans sold during the first quarter of 2021 totaled $7.4 million resulting in a gain on sale of $706 thousand, compared to $36.7 million resulting in a gain on sale of $2.6 million in the fourth quarter of 2020. Gain on loan sales for the fourth quarter of 2020 also included the sale of 95% participation interests in the Main Street loans resulting in gains of $660 thousand. There were no sales of Main Street loans in the first quarter of 2021 as the program expired on January 8, 2021. The $199 thousand increase in net servicing fees was due primarily to higher volume of loans serviced, and lower servicing asset amortization from early loan pay-offs for the first quarter of 2021 compared to the fourth quarter of 2020. Other income included $476 thousand gain from sale of the Rowland Heights branch during the first quarter of 2021. There was no similar income in the fourth quarter of 2020.

First Quarter of 2021 Compared to First Quarter of 2020

    Noninterest income increased $839 thousand to $2.3 million for the first quarter of 2021 compared to $1.4 million for the same quarter of 2020 due primarily to higher gain on sale of loans, coupled with higher other income of $448 thousand. SBA loans sold during the first quarter of 2021 totaled $7.4 million resulting in a gain on sale of $706 thousand, compared to $3.4 million resulting in a gain on sale of $377 thousand in the same quarter of 2020. Other income was $707 thousand for the first quarter of 2021 compared to $259 thousand for the same quarter of 2020. The increase primarily related to the $476 thousand gain from sale of the Rowland Heights branch during the first quarter of 2021. There was no similar income in the first quarter of 2020.

Noninterest Expense

The following table shows the components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Salaries and employee benefits	$7,578	$7,884	$7,230
Occupancy and equipment	1,083	1,168	1,063
Data processing	1,022	1,017	807
Professional fees	437	462	471
Office, postage and telecommunications	290	300	258
Deposit insurance and regulatory assessments	295	318	61
Loan related	136	84	275
Customer service related	107	60	372
Amortization of core deposit intangible	188	192	193
Other expenses	961	836	789
Total noninterest expense	$12,097	$12,321	$11,519
Efficiency ratio (1)	46.4%	44.4%	56.0%
(1) Non-GAAP measure. See - Non-GAAP Financial Measures in this MD&A.

First Quarter of 2021 Compared to Fourth Quarter of 2020

Noninterest expense decreased $224 thousand to $12.1 million for the first quarter of 2021 from $12.3 million for the fourth quarter of 2020. This decrease was due primarily to lower salaries and employee benefit expenses, and lower occupancy and equipment, partially offset by higher other expenses.

The $306 thousand decrease in salaries and employee benefits was due primarily to lower commission and incentive accruals and higher deferred origination costs, partially offset by higher payroll taxes and employee benefits resulting from a seasonally higher first quarter. The $85 thousand decrease in occupancy and equipment was due primarily to the reduction of rent expense from the branch sale and other office space consolidations during the first quarter of 2021. The increase in other expenses related primarily to a $200 thousand increase in the provision for unfunded loan commitments resulting from a volume increase in the first quarter of 2021. There was no provision for unfunded loan commitments recognized in the fourth quarter of 2020.

The efficiency ratio remained favorable and increased to 46.4% in the first quarter of 2021, compared to 44.4% in the fourth quarter of 2020. The higher efficiency ratio in the first quarter of 2021 was driven primarily by lower revenue.

First Quarter of 2021 Compared to First Quarter of 2020

    Noninterest expense for the first quarter of 2021 increased $578 thousand to $12.1 million from $11.5 million for the same quarter of 2020. The increase was due to higher salaries and employee benefits expense, data processing expense, FDIC assessment fees and other expenses, partially offset by lower customer service and loan related expenses.

The $348 thousand increase in salaries and employee benefits was due mostly to annual merit increases, higher bonus and incentives resulting from an increase in organic production and PPP originations and higher payroll taxes, partially offset by increased deferred loan origination costs during the first quarter of 2021. The $215 thousand increase in data processing expenses was due to increases in transaction volumes from loans and deposit growth and enhancing automation such as online account opening solutions, coupled with higher software amortization of new and upgraded technology. The $234 thousand increase in FDIC assessment fees was due primarily to the organic growth in the total assets during the first quarter of 2021. The $172 thousand increase in other expenses related primarily to an increase in the provision for unfunded loan commitments resulting from a volume increase in the first quarter of 2021. There was no provision for unfunded loan commitments recognized in the first quarter of 2020.

The $265 thousand decrease in customer service related expenses was due primarily to lower earnings credit rates, coupled with a lower average of certain demand deposits accounts during the first quarter of 2021. The $139 thousand decrease in loan related expenses was due primarily to a recovery of expenses in the first quarter of 2021.

The efficiency ratio remained strong at 46.4% in the first quarter of 2021, compared to 56.0% in the first quarter of 2020. The lower efficiency ratio in the first quarter of 2021 was driven by higher revenues.

Income Taxes

    Income tax expense was $4.2 million, $4.5 million and $1.8 million for the first quarter of 2021, the fourth quarter of 2020 and the first quarter of 2020. The effective tax rates were 30.2%, 29.5% and 28.6% for the first quarter of 2021, the fourth quarter of 2020 and the first quarter of 2020. The difference in our effective tax rate compared to the statutory rate of 29.5% for the respective reporting periods was primarily attributable to the impact of the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition

    Total assets increased $217.6 million during the first quarter of 2021 to $2.50 billion at March 31, 2021 from $2.28 billion at December 31, 2020. This increase was due mostly to a $73.1 million increase in cash and cash equivalents, a $2.7 million increase in loans held for sale and a $147.8 million increase in loans held for investment, partially offset by $4.7 million decrease in investment securities available-for sale. Total liabilities increased $211.0 million during the first quarter of 2021 to $2.21 billion at March 31, 2021 from $2.00 billion at December 31, 2020. This increase was due mostly to a $261.4 million increase in total deposits and $5.3 million increase in PPPLF, partially offset by a $50.0 million decrease in borrowings, a $2.0 million decrease in senior secured notes, and a $3.7 million decrease in accrued interest payable and other liabilities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks, and interest-bearing deposits at the Federal Reserve and other banks with original maturities of less than 90 days. Cash and cash equivalents totaled $309.4 million at March 31, 2021, an increase of $73.1 million from December 31, 2020. The increase during the three months ended March 31, 2021 was primarily attributable to an increase in deposits and excess liquidity in the marketplace.

Investment Securities

The following table presents the fair values of investment securities available-for-sale and amortized cost of investment securities held-to-maturity as of the periods indicated:

	March 31, 2021		December 31, 2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$2,628	7.0%	$2,705	6.4%
Mortgage-backed securities	4,897	13.1%	$5,653	13.5%
Collateralized mortgage obligations	22,399	60.0%	25,778	61.3%

SBA pools	7,452	19.9%	7,891	18.8%
	$37,376	100.0%	$42,027	100.0%

	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Securities held-to-maturity:
Mortgage-backed securities	$1,348	100.0%	$1,358	100.0%
	$1,348	100.0%	$1,358	100.0%

The following table presents the contractual maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2021:

	March 31, 2021
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government and agency securities	$—	$—	$—	$2,628	$2,628
Mortgage-backed securities	—	—	—	4,897	4,897
Collateralized mortgage obligations	—	—	—	22,399	22,399
SBA pools	—	—	—	7,452	7,452
	$—	$—	$—	$37,376	$37,376
Weighted average yield:
U.S. Government and agency securities	—%	—%	—%	2.13%	2.13%
Mortgage-backed securities	—%	—%	—%	1.90%	1.90%
Collateralized mortgage obligations	—%	—%	—%	1.03%	1.03%
SBA pools	—%	—%	—%	2.43%	2.43%
	—%	—%	—%	1.49%	1.49%

	March 31, 2021
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Securities held-to-maturity:	(dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$1,348	$1,348
	$—	$—	$—	$1,348	$1,348
Weighted average yield:
Mortgage-backed securities	—%	—%	—%	2.81%	2.81%
	—%	—%	—%	2.81%	2.81%

    At March 31, 2021 and December 31, 2020, no issuer represented 10% or more of our shareholders’ equity. There were no sales, purchases, maturities or calls of investment securities available-for-sale and held-to-maturity during the three months ended March 31, 2021. There were $8.0 million in purchases of investment securities available-for-sale during the three months ended December 31, 2020. There were no sales, maturities or calls of any investment securities during the three months ended December 31, 2020. At March 31, 2021, securities held-to-maturity with a carrying amount of $1.3 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit.

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

The following table shows the composition of our loans held for investment as of the periods indicated:

	March 31, 2021		December 31, 2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Construction and land development	$229,637	11.2%	$197,634	10.5%
Real estate:
Residential	25,505	1.2%	27,683	1.5%
Commercial real estate - owner occupied	159,039	7.8%	161,823	8.6%
Commercial real estate - non-owner occupied	572,414	28.0%	550,788	29.1%
Commercial and industrial	366,706	18.1%	388,814	20.5%
SBA loans (1)	688,197	33.7%	562,842	29.8%
Consumer	3	—%	1	—%
Loans held for investment, net of discounts (2)	$2,041,501	100.0%	$1,889,585	100.0%
Net deferred origination fees (3)	(12,902)		(8,808)
Loans held for investment	2,028,599		1,880,777
Allowance for loan losses	(19,271)		(19,167)
Loans held for investment, net	$2,009,328		$1,861,610
 (1) SBA loans include PPP loans with total gross outstanding principal of $453.2 million and $326.7 million at March 31, 2021 and December 31, 2020.
(2) Loans held for investment, net of discounts includes the net carrying value of PCI loans of $722 thousand, and $761 thousand at March 31, 2021, and December 31, 2020.
(3) Net deferred origination fees include $10.5 million and $6.6 million for PPP loans at March 31, 2021 and December 31, 2020.

Total loans held for investment increased $147.8 million to $2.03 billion at March 31, 2021 due to net loan growth from PPP of $122.6 million, coupled with $25.3 million of organic loan growth. Organic loan growth for the first quarter of 2021 on an annualized basis was 6.48% over December 31, 2020. During the first quarter of 2021 as compared to December 31, 2020, construction and land development loans increased $32.0 million, commercial real estate loans ("CRE") increased $18.8 million, commercial and industrial ("C&I") loans decreased $22.1 million, SBA loans increased $125.4 million, of which $126.4 million related to gross PPP loans before net deferred fees, and residential loans decreased $2.2 million. Excluding the PPP loans totaling $453.2 million at March 31, 2021, the diversification and portfolio composition remained similar at March 31, 2021 compared to December 31, 2020.

The most significant categories in the loan portfolio are SBA, CRE (non-owner occupied) and commercial and industrial loans which represent 33.7%, 28.0% and 18.1% of total loans held for investment, net of discounts at March 31, 2021.

In 2020, we participated in the Main Street Lending Program to support lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, we originated loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sold a 95% participation interest in these loans to Main Street Facilities, LLC, a special purpose vehicle ("SPV") organized by the Federal Reserve to purchase the participation interest from eligible lenders, including the Bank. During the year ended December 31, 2020, the Company originated 32 loans under the Main Street
Lending Program totaling $172.2 million in principal and sold participation interest totaling $163.6 million to the SPV,

resulting in a gain on sale of $1.1 million. The program expired on January 8, 2021 and no Main Street loan originations or sales occurred for the quarter ended March 31, 2021.

Per the regulatory definition of commercial real estate, at March 31, 2021 and December 31, 2020, our concentration of such loans represented 315% and 308% of our total risk-based capital and were below our internal policy limit of 350% of our total risk-based capital. In addition, at March 31, 2021 and December 31, 2020, total loans secured by commercial real estate under construction and land development represented 104% and 94% of our total risk-based capital and were likewise below our internal policy of 150% of our total risk-based capital. Historically, we have managed loan concentrations by selling participations in, or whole loan sales of, certain loans, primarily commercial real estate and construction and land development loan production.

Loans to the hospitality industry totaled $238.1 million and $212.3 million, which included loans held for sale, at March 31, 2021 and December 31, 2020. Some of the members of our Board of Directors are active in the hospitality sector, and therefore, are able to provide referrals for financing on hotel properties. There are no loans to any of our board members or to members of their immediate families, but often to other hotel owners referred to us by these directors. We carefully manage our concentration and the levels of hospitality loans are measured against our total risk-based capital and reported to our Board of Directors regularly. Our internal guidance is to limit CRE and construction hospitality industry commitments to 150% and 75% of total risk-based capital, respectively. At March 31, 2021 and December 31, 2020, total commitments to fund CRE loans to the hospitality industry represented 67% and 71% of our total risk-based capital. Total commitments to fund construction loans to the hospitality industry were 18% and 17% of our total risk-based capital at March 31, 2021 and December 31, 2020. Please refer to the Recent Developments “COVID-19 Updates for the First Quarter of 2021” section for pandemic impact relating to hospitality loans. At March 31, 2021, non-accrual hospitality loans totaled $77 thousand and no loans were on deferment.

    We offer small business loans through the SBA 7(a) and 504 loan programs. The SBA 7(a) program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less, and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million, with the exception of CARES Act SBA PPP loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. The SBA 504 program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a less than 50% loan-to-value ratio on SBA 504 loans at origination date.

As a preferred SBA lender, we participated in the PPP administrated by the SBA, in assisting borrowers with additional liquidity. Borrowers who used the funds from their PPP loans to maintain payroll and pay for certain eligible non-payroll expenses may have up to 100% of their loans forgiven by the SBA. These loans carry a fixed rate of 1.00% and a contractual maturity of two years (loans originated before June 5, 2020) or five years (all other PPP loans). At March 31, 2021 and December 31, 2020, we had gross outstanding balances of $453.2 million and $326.7 million , or $442.7 million and $320.1 million, net of deferred fees of $10.5 million and $6.6 million, respectively. The SBA began approving forgiveness applications and making payments as forgiveness was approved in the fourth quarter of 2020. During the three months ended March 31, 2021, approximately $67.9 million of PPP loans originated in 2020 were forgiven by the SBA or repaid. In the first quarter of 2021, net PPP deferred fees of $1.4 million were accelerated to income at the time of SBA forgiveness or borrower repayment. PPP loans forgiven-to-date totaled $140.9 million at March 31, 2021. Refer to Note 3. Loans to the condensed consolidated financial statements.

At March 31, 2021 and December 31, 2020, non-accrual SBA loans totaled $1.6 million and $3.3 million. Excluding PPP loans, our SBA portfolio represents 14.8% and 15.1% of total loans held for investment, net of discounts at March 31, 2021 and December 31, 2020. Please refer to the Recent Developments “Key Events and Updates Related to COVID-19” section for pandemic impact relating to PPP loans. At March 31, 2021, there were two SBA 7(a) loans totaling $2.7 million on payment deferral. At December 31, 2020, there was one SBA 7(a) loan with an outstanding balance of $542 thousand on payment deferral.

The following table summarizes the SBA loan types in the portfolio at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
SBA 7(a) (1)	$544,457	$418,621
SBA 504	143,740	144,221
Total	$688,197	$562,842
(1) SBA 7(a) includes PPP loans with total gross outstanding principal of $453.2 million and $326.7 million at March 31, 2021 and December 31, 2020.

The following table summarizes the amount of guaranteed and unguaranteed SBA loans in the portfolio, and the collateral categories for the unguaranteed portion of SBA loans at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Secured - industrial warehouse	$62,608	$66,969
Secured - hospitality	24,870	25,172
Secured - retail center/building	26,220	24,960
Secured - other real estate	85,688	82,933
Unsecured or secured by other business assets	10,452	11,905
Total unguaranteed portion	209,838	211,939
Guaranteed portion (1)	478,359	350,903
Total	$688,197	$562,842
(1) Guaranteed portion includes PPP loans with total gross outstanding principal of $453.2 million and $326.7 million as the SBA guarantees 100% of loans funded under the program.at March 31, 2021 and December 31, 2020.

Loan Maturities

    The following table presents the contractual maturities and the distribution between fixed and adjustable interest rates for loans held for investment at period indicated:

	March 31, 2021
	Within One Year		After One Year Through Five Years		After Five Years
	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Fixed	Adjustable Rate	Total
	(dollars in thousands)
Construction and land development	$9,052	$116,454	$25,452	$66,812	$—	$11,867	$229,637
Real estate:
Residential	—	—	—	846	1,781	22,878	25,505
Commercial real estate - owner occupied	2,260	1,216	18,884	37,978	18,457	80,244	159,039
Commercial real estate - non-owner occupied	6,471	9,815	87,731	128,055	69,653	270,689	572,414
Commercial and industrial	4,093	93,845	24,197	90,340	20,710	133,521	366,706
SBA loans (1)	—	19,308	455,920	11,761	9,631	191,577	688,197
Consumer	3	—	—	—	—	—	3
Total	$21,879	$240,638	$612,184	$335,792	$120,232	$710,776	$2,041,501
(1) PPP loans with total gross outstanding principal of $453.2 million are fixed-rate with two-year or five-year contractual maturity.

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

Loan delinquencies (30-89 days past due) totaled $1 thousand and $54 thousand at March 31, 2021 and December 31, 2020. Deferred payment loans which met the requirement under Section 4013 of the CARES Act are not considered as TDRs and are accruing interest as of March 31, 2021.

The following tables present the recorded investment balances of substandard loans, excluding PCI loans, by loan class at the periods indicated:

	March 31, 2021
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Special Mention	$—	$—	$3,396	$7,137	$300	$—	$—	$10,833
Substandard (1)	—	—	1,380	2,606	3,809	7,474	—	15,269
Total	$—	$—	$4,776	$9,743	$4,109	$7,474	$—	$26,102
(1)At March 31, 2021, substandard loans included $4.2 million of impaired loans and excluded $317 thousand of performing TDR. There were no loans classified as doubtful or loss at March 31, 2021.

	December 31, 2020
		Real Estate
	Construction and land development	Residential	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Commercial and industrial	SBA loans	Consumer	Total
	(dollars in thousands)
Substandard (1)	$—	$254	$1,417	$3,536	$3,967	$9,187	$—	$18,361
Total	$—	$254	$1,417	$3,536	$3,967	$9,187	$—	$18,361
(1)At December 31, 2020, substandard loans included $6.4 million of impaired loans and excluded $319 thousand of performing TDR. There were no loans classified as special mention, doubtful or loss at December 31, 2020.

Since December 31, 2020, the increase in the special mention loans was due to six loans from two loan relationships totaling $10.8 million were downgraded. These loans are adequately secured by commercial real estate properties. The decrease in substandard loans was due to $2.5 million from risk rating upgrades, coupled with $568 thousand in payoffs and paydowns.

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

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Accruing loans past due 90 days or more	$—	$—
Non-accrual	4,114	6,099
Troubled debt restructurings on non-accrual	77	347
Total nonperforming loans	4,191	6,446
Foreclosed assets	—	—
Total nonperforming assets	$4,191	$6,446
Troubled debt restructurings - on accrual	$317	$319

Nonperforming loans as a percentage of total loans held for investment	0.21%	0.34%
Nonperforming assets as a percentage of total assets	0.17%	0.28%

The following table shows our nonperforming loans by loan class as of the dates indicated:

	March 31, 2021	December 31, 2020
Nonperforming loans:	(dollars in thousands)
Real estate:
Residential	$—	$254
Commercial real estate - owner occupied	1,255	1,293
Commercial real estate - non-owner occupied	1,234	1,465
Commercial and industrial	120	183
SBA loans	1,582	3,251
Total nonperforming loans (1)	$4,191	$6,446
 (1) There were no purchased credit impaired loans on nonaccrual at March 31, 2021 and December 31, 2020.

Since December 31, 2020, the decrease in nonperforming loans was due mostly to $1.7 million in loans upgraded and returned to accrual status, coupled with $521 thousand in payoffs and paydowns. There were no loans over 90 days past due that were still accruing interest at March 31, 2021 and December 31, 2020.

Troubled Debt Restructurings

At March 31, 2021 and December 31, 2020, the total recorded investment for loans identified as a TDR was approximately $394 thousand and $666 thousand. There were no specific reserves allocated for these loans and we have not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs at March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, there were no new loan modifications resulting in TDRs. Loan modifications resulting in TDR status generally included one or a combination of the following concessions: extensions of the maturity date, principal payment deferments or signed forbearance agreements with a payment plan.

During the three months ended March 31, 2021, there were no TDRs for which there was a payment default within twelve months following the modification. During the three months ended December 31, 2020, there was $82 thousand TDRs for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 90 days contractually past due under the modification.

COVID Related Loan Deferments

At March 31, 2021, the Company had five loans on payment deferral for COVID-19 related reasons, four of which were from one relationship, totaling $5.7 million. At December 31, 2020, the Company had three loans totaling $3.3 million on payment deferral for COVID-19 related reasons. Loans that were granted deferrals before the fourth quarter of 2020 have resumed making regular, contractually agreed-upon payments or were paid off. At March 31, 2021, no loan on payment deferral was reported as non-accrual and none are reported as TDRs under Section 4013 of the CARES Act.

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

Portfolio segments identified include construction and land development, residential and commercial real estate, commercial and industrial, SBA loans, and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios, collateral type, borrower financial performance, credit scores, and debt-to-income ratios for consumer loans.

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

At March 31, 2021, we evaluated and considered the impacts relating to COVID-19 and macro-economic conditions on our qualitative factors. The assumptions underlying these qualitative factors included (a) uncertain and volatile macro-economic conditions caused by the pandemic; (b) a stabilized unemployment rate; and (c) the additional government stimulus package signed into law during the first quarter of 2021.

At March 31, 2021, the allowance for loan losses was $19.3 million, or 0.95% of loans held for investment, compared to $19.2 million, or 1.02% of loans held for investment at December 31, 2020. The allowance for loan losses as a percentage of total loans held for investment without PPP loans was 1.22% at March 31, 2021. At March 31, 2021, the net carrying value of acquired loans totaled $152.9 million and included a remaining net discount of $3.4 million. The discount is available to absorb losses on the acquired loans and represented 2.2% of the net carrying value of acquired loans and 0.17% of total gross loans held for investment.

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

The table below presents a summary of activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Balance, beginning of period	$19,167	$13,522
Charge-offs:
Commercial and industrial	(2)	(7)
SBA loans	—	(21)
Total charge-offs	(2)	(28)
Recoveries:
Commercial and industrial	106	12
SBA loans	—	12
Total recoveries	106	24
Net recoveries (charge-offs)	104	(4)
Provision for loan losses	—	2,700
Balance, end of period	$19,271	$16,218

Allowance for loan losses as a percentage of total loans held for investment	0.95%	1.13%
Allowance for loan losses as a percentage of total loans held for investment excluding PPP loans	1.22%	1.13%
Annualized net recoveries (charge-offs) to average loans	0.02%	—%

The following table shows the allocation of the allowance for loan losses by loan type at the dates indicated:

	March 31, 2021		December 31, 2020
	Allowance for Loan Losses	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	% of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$2,536	11.2%	$2,129	10.5%
Real estate:
Residential	220	1.2%	233	1.5%
Commercial real estate - owner occupied	1,305	7.8%	1,290	8.6%
Commercial real estate - non-owner occupied	5,861	28.0%	5,545	29.1%
Commercial and industrial	6,363	18.1%	6,714	20.5%
SBA loans	2,986	33.7%	3,256	29.8%
Consumer	—	—%	—	—%
	$19,271	100.0%	$19,167	100.0%

Loan Held for Sale

Loans held for sale typically consist of the guaranteed portion of SBA 7a loans and Main Street loans that are originated and intended for sale in the secondary market and to the Main Street SPV and may also include commercial real estate loans and SBA 504 loans. Loans held for sale are carried at the lower of carrying value or estimated market value. At March 31, 2021, loans held for sale were $12.7 million, an increase of $2.8 million from $9.9 million at December 31, 2020. The change in loans held for sale was due to the origination of $10.4 million in loans held for sale, offset by the sale of loans with a carrying value of $7.4 million during the three months ended March 31, 2021.  In addition, there were $277 thousand loans held for sale transferred to loans held for investment during the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, loans held for sale consisted entirely of SBA 7a loans and the fair value of loans held for sale totaled $13.7 million and $10.6 million.

Servicing Asset and Loan Servicing Portfolio

    Loans serviced for others totaled $454.1 million and $454.3 million at March 31, 2021 and December 31, 2020. The loan servicing portfolio includes SBA loans serviced for others of $223.7 million and $222.5 million for which there was a related servicing asset of $2.8 million and $2.9 million at March 31, 2021 and December 31, 2020. The fair value of the servicing asset for SBA loans is measured quarterly and was $3.7 million and $3.4 million as of March 31, 2021 and December 31, 2020. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2021 included a weighted average discount rate of 8.4% and a weighted average prepayment speed assumption of 20.1%.

    In addition, the loan servicing portfolio includes construction and land development loans, commercial real estate loans and commercial & industrial loans participated out to various other institutions and the Main Street SPV of $230.4 million and $231.8 million for which there is no related servicing asset at March 31, 2021 and December 31, 2020.

Under the Main Street Lending Program, we are accruing servicing fee income of 0.25% per annum of the participation interest sold to the SPV. The Company and the Federal Reserve believe that the terms of the Servicing Agreement are commercially reasonable and comparable to terms that unaffiliated third parties would accept to provide Enhanced Reporting Services, under the terms and conditions set out in the Servicing Agreement, with respect to the participation interest. Therefore no servicing asset or liability was recorded at the time of sale.

Goodwill and Other Intangible Assets

In connection with the acquisition of Pacific Commerce Bancorp ("PCB"), we recognized goodwill of $73.4 million and a core deposit intangible ("CDI") of $6.9 million on July 31, 2018. We evaluate goodwill for impairment annually, unless circumstances arise indicating potential impairment. We evaluated goodwill for impairment quarterly in 2020 due to the volatility in our stock price related to the COVID-19 pandemic. There were no changes in the carrying value of Goodwill during the year ended December 31, 2020. We plan to evaluate goodwill for impairment in the fourth quarter of 2021, and we observed no indications of potential impairment at March 31, 2021. For the three months ended March 31, 2021 and 2020, we recognized CDI amortization of $188 thousand and $193 thousand.

Deposits

    The following table presents the ending balance and percentage of deposits as of the periods indicated:

	March 31, 2021		December 31, 2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Noninterest-bearing demand	$998,515	52.7%	$820,711	50.2%
Interest-bearing deposits:
Interest checking (1)	385,675	20.3%	297,337	18.2%
Money market (2)	312,452	16.5%	309,488	19.0%
Savings	31,869	1.7%	32,805	2.0%
Retail time deposits	57,200	3.0%	62,742	3.8%
Wholesale time deposits	109,839	5.8%	111,075	6.8%
	$1,895,550	100.0%	$1,634,158	100.0%
(1) Included brokered deposits of $108.7 million and $33.7 million at March 31, 2021 and December 31, 2020.
(2) Included brokered deposits of $45.1 million and $45.0 million at March 31, 2021 and December 31, 2020.

    Total deposits increased $261.4 million from December 31, 2020 to $1.90 billion at March 31, 2021 due to an increase in both noninterest-bearing and interest-bearing nonmaturity deposits, partially offset by a decrease in time deposit accounts. At March 31, 2021, noninterest-bearing deposits totaled $998.5 million, an increase of $177.8 million in the first quarter of 2021 due primarily to the increase in core customer deposits, coupled with the increase in customers' accounts funded by the PPP funds. Interest-bearing nonmaturity deposits increased $90.4 million due primarily to an increase in low cost brokered deposits, coupled with an increase in core deposits from the FDIC Insurance Program through Demand Deposit

Marketplace ("DDM") . Noninterest-bearing deposits represented 52.7% of total deposits at March 31, 2021, compared to 50.2% of total deposits at December 31, 2020.

Time deposits decreased $6.8 million due primarily to a decrease in customer time deposits which matured in the first quarter of 2021.

Wholesale time deposits includes brokered time deposits and collateralized time deposits from the State of California. There were no collateralized time deposits from the State of California at March 31, 2021 and $10.0 million at December 31, 2020. The State of California deposits are collateralized by letters of credit issued by the FHLB under the Bank's secured line of credit. Please refer to Note 6 - Deposits and Note 7 - Borrowing Arrangements to the condensed consolidated financial statements. Our ten largest depositor relationships accounted for approximately 28% of total deposits at March 31, 2021 and December 31, 2020.

The following table shows time deposits greater than $250,000 by time remaining until maturity:

March 31, 2021
(dollars in thousands)
Three months or less	$2,440
Over three months through six months	1,870
Over six months through twelve months	4,206
Over twelve months	7,871
$16,387

Borrowings

    In addition to deposits, we use borrowings, including short-term and long-term FHLB advances, Federal Reserve secured lines of credit, federal funds unsecured lines of credit, Paycheck Protection Program Liquidity Facility ("PPPLF") and floating rate senior secured notes, as secondary sources of funds to meet our liquidity needs. The following tables presents the components of borrowings at the periods indicated:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
FHLB advances	$95,000	$145,000
Paycheck Protection Program Liquidity Facility	209,998	204,719
Senior secured notes	—	2,000

Federal Home Loan Bank Secured Line of Credit

    At March 31, 2021, we had a secured line of credit of $414.0 million from the FHLB, of which $259.0 million was available. This secured borrowing arrangement is collateralized under a blanket lien and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2021, we had pledged $1.65 billion of loans under the blanket lien, including PPP loans, of which $871.6 million was considered as eligible collateral. PPP loans are not considered eligible collateral under this borrowing agreement. In addition, at March 31, 2021, we used $60.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from other public agencies.

At March 31, 2021, we also participated in the FHLB San Francisco's new Recovery Advance loan program for $5 million at zero percent interest with a maturity date in May 2021.

The following table shows the interest rates and maturity dates of FHLB advances at the periods indicated:

	March 31, 2021			December 31, 2020
	Balance	Rate	Maturity Date	Balance	Rate	Maturity Date
Advances:	(dollars in thousands)
Recovery advance	$5,000	—%	5/19/2021	$5,000	—%	5/19/2021
Term and fixed-rate advance	—	—%	—	50,000	0.19%	2/26/2021
Term and fixed-rate advance	30,000	0.25%	5/26/2021	30,000	0.25%	5/26/2021
Term and fixed-rate advance	30,000	0.21%	5/27/2021	30,000	0.21%	5/27/2021
Term and fixed-rate advance	30,000	1.93%	6/11/2021	30,000	1.93%	6/11/2021
	$95,000	0.75%		$145,000	0.56%

The average outstanding balance of total FHLB borrowings was $129.2 million and $89.8 million with an average interest rate of 0.61% and 1.68% for the three months ended March 31, 2021 and 2020.

Federal Reserve Bank Secured Line of Credit

    At March 31, 2021, we had a secured line of credit of $149.5 million from the Federal Reserve Bank, including secured borrowing capacity through the Borrower-in-Custody ("BIC") program. At March 31, 2021, we had pledged qualifying loans with an unpaid principal balance of $226.6 million and securities held-to-maturity with a carrying value of $1.3 million as collateral for this line. Borrowings under this BIC program are overnight advances with interest chargeable at the Federal Reserve discount window ("Primary Credit") borrowing rate. There were no borrowings under this credit facility at or during the three months ended March 31, 2021 and December 31, 2020.

Paycheck Protection Program Liquidity Facility

On April 14, 2020, we were approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility ("PPPLF") through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks by providing non-recourse loans collateralized by the PPP loans. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the contractual maturity of the underlying loans pledged. At March 31, 2021 and December 31, 2020, we had $210.0 million and $204.7 million in borrowings under the PPPLF which were collateralized by PPP loans. The average outstanding borrowings were $197.2 million during the three months ended March 31, 2021.

Federal Funds Unsecured Lines of Credit

    We have established unsecured overnight borrowing arrangements for an aggregate amount of $125.0 million, subject to availability, with five of our correspondent banks. In general, interest rates on these lines approximate the federal funds target rate. There were no borrowings under these credit facilities at or during the three months ended March 31, 2021 and there were no borrowings at December 31, 2020.

Senior Secured Notes

    The holding company has a senior secured revolving line of credit for $25 million, which matures on March 22, 2022. At March 31, 2021, there were no outstanding borrowings under this secured line of credit. At December 31, 2020, the outstanding balance totaled $2.0 million with a floating interest rate equal to Wall Street Journal Prime, or 3.25%. The average outstanding borrowings under this facility totaled $1.0 million and $8.0 million with an average interest rate of 3.57% and 4.56% for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company was in compliance with all loan covenants on the facility and the remaining available credit was $25.0 million. One of our executives is also a member of the lending bank's board of directors.

Shareholders’ Equity

    Total shareholders’ equity increased $6.7 million to $287.4 million at March 31, 2021 from $280.7 million at December 31, 2020. The increase in shareholders' equity was primarily due to $9.8 million in net earnings, $592 thousand of share-based compensation and $60 thousand of stock options exercised, partially offset by $3.0 million in cash dividends, and $353 thousand in stock repurchases and $430 thousand related to changes in the fair value of investment securities, available-for-sale and the resulting impact on accumulated other comprehensive income during the three months ended March 31, 2021.

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

Holding Company Liquidity

    As a bank holding company, we currently have no significant assets other than our equity interest in the Bank. Our primary sources of liquidity at the holding company are dividends from the Bank, cash on hand at the holding company, which was approximately $218 thousand at March 31, 2021, a $25.0 million secured line of credit of which $25.0 million was available at March 31, 2021, and our ability to raise capital, issue subordinated debt, and secure other outside borrowings. The holding company's ability to declare and pay cash dividends to shareholders and repurchase our common stock depends upon cash on hand, availability on our senior secured revolving line of credit and dividends from the Bank. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $5 million in dividends to the holding company during the three months ended March 31, 2021. Please refer to the section "— Regulatory Capital" for a discussion of dividend limitations at both the holding company and the Bank.

Consolidated Company Liquidity

Our liquidity ratio is defined as liquid assets (cash and due from banks, fed funds sold and repos, interest-bearing deposits in other banks, other investments with a remaining maturity of one year or less, available-for-sale and equity securities, unpledged held-to-maturity securities and fully funded loans held for sale) divided by total assets. At March 31, 2021, our liquidity ratio was 14.2%.

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

Additional sources of liquidity available to us at March 31, 2021 included $259.0 million in remaining secured borrowing capacity with the FHLB, $149.5 million in secured borrowing capacity with the Federal Reserve Bank through the Borrower-in-Custody Program ("BIC"), unsecured lines of credit with correspondent banks with a remaining borrowing capacity of $125.0 million, and $243.2 million in PPPLF borrowing capacity with the Federal Reserve Bank through the Discount Window.

Since December 31, 2020, there was an increase in deposit balances due to the influx of funds from government stimulus, the PPP and other government actions. We anticipate that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursements are received from the SBA.

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

On March 17, 2020, the Company suspended the stock repurchase plan. There were no repurchases of common stock during the three months ended March 31, 2021, compared to 38,411 shares of the Company's common stock repurchased at an average price of $22.34 per share and a total cost of $858 thousand during the three months ended March 31, 2020. The remaining number of shares authorized to be repurchased under this plan was 695,489 shares at March 31, 2021. Although our Board approved the resumption of our stock repurchase plan in the first quarter of 2021, under the terms of the definitive merger agreement with Enterprise Financial Services Corp., we have agreed that we will not repurchase or otherwise redeem any of our outstanding common stock except in connection with the withholding of common stock to cover taxes as restricted shares of common stock vest.

Contractual Obligations

    The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities, excluding interest payments, at March 31, 2021.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	More than Three to Five Years	After Five Years
	(dollars in thousands)
Deposits without a stated maturity	$1,728,511	$1,728,511	$—	$—	$—
Time deposits	167,039	54,752	83,276	29,011	—
Borrowings	95,000	95,000	—	—	—
Paycheck Protection Program Liquidity Facility	209,998	—	159,308	50,690	—
Operating lease obligations	4,471	1,720	2,706	45	—
	$2,205,019	$1,879,983	$245,290	$79,746	$—

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

At March 31, 2021, we had unused loan commitments of $484.4 million, standby letters of credit of $3.4 million and commitments to contribute capital to a low-income housing tax credit project partnership and other CRA equity investments of $2.0 million and $61 thousand.

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

At March 31, 2021, we qualify for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level. The Bank also opted into the CBLR framework beginning with the first quarter of 2020. At March 31, 2021 and December 31, 2020, the Bank's CBLR ratio was 9.75% and 10.28% which exceeded all regulatory capital requirements under the CBLR framework and, accordingly, the Bank was considered to be ‘‘well-capitalized.’’

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

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR is 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio. Assets originated under the PPP which are also pledged under the PPPLF are deducted from average total consolidated assets for purposes of the CBLR. However, such assets are included in total consolidated assets for purposes of determining the eligibility to elect the CBLR framework.

Dividends

    Our general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our consolidated financial condition and are not overly restrictive to our growth capacity. While we have paid a consistent level of quarterly cash dividends since the first quarter of 2017, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all. During three months ended March 31, 2021 and 2020, we declared cash dividends of $0.25 per share for each period.

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

    On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. The market transition away from LIBOR to an alternative reference rates are complex and could have a range of adverse effects on our business, consolidated financial condition, and consolidated results of operations. For more information, refer to Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Although the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain, we have identified the contracts that will be impacted by the reference rate reform and are reviewing the contracts of our LIBOR-based products to ensure that our documentation provides for the flexibility to move to alternative reference rates. We have not yet chosen a substitute reference rate or index. Management does not believe that the discontinuation of LIBOR will have any material adverse impact on the Company.

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

    Our consolidated balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, our consolidated balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets. At March 31, 2021, we were "asset sensitive."

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

    The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change as of March 31, 2021:

	NII at Risk		EVE
	Adjusted Net Interest Income	Percentage Change from Base Case	Market Value	Percentage Change from Base Case
Interest Rate Scenario	(dollars in thousands)
Up 300 basis points	$109,890	19.2%	$391,848	7.1%
Up 200 basis points	102,873	11.6%	380,297	4.0%
Up 100 basis points	96,362	4.5%	370,237	1.2%
Base	92,211	—	365,827	—
Down 100 basis points	91,854	(0.4)%	361,840	(1.1)%
Down 200 basis points	91,803	(0.4)%	358,498	(2.0)%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Principal Financial Officer have evaluated our disclosure controls and procedures at March 31, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our results of operations and financial condition. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risks. Please also refer to Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding factors that could materially and adversely affect our results of operations and financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The disclosures below supplement the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

We are subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainties about the effect of the merger on employees and customers may have an adverse effect on us and consequently on EFSC. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to consider changing our existing business relationships. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business prior to the merger and EFSC’s business following the merger could be negatively impacted. In addition, the definitive merger agreement restricts us from taking specified actions relative to our business without the prior consent of EFSC. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the price of our common stock to decline.

Specified conditions set forth in the definitive merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. The conditions described in “The Definitive Merger Agreement—Conditions to Completion of the Merger” must be satisfied or waived before EFSC and we are obligated to complete the merger.

In addition, the definitive merger agreement may be terminated in certain circumstances if the merger is not consummated on or before December 31, 2021, provided that if additional time is necessary to obtain the requisite regulatory approvals, this date may be automatically extended by three months. We cannot assure that all of the conditions precedent in the definitive merger agreement will be satisfied, or to the extent legally permissible, waived or that the acquisition will be completed.

If the merger is not completed, the price of our common stock on the Nasdaq Capital Market may decline to the extent that the current prices reflect a market assumption that the merger will be completed. In addition, we would not realize any of the expected benefits of having completed the merger.

Failure to complete the merger could negatively impact stock prices and future businesses and financial results of EFSC and the Company.

There can be no assurance that the merger will become effective. If the merger is not completed, EFSC's and our ongoing businesses may be adversely affected, and we and EFSC will be subject to a number of risks, including the following:

• We and EFSC will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;
• under the definitive merger agreement, we are subject to restrictions on the conduct of our business before completing the merger, which may adversely affect our ability to execute certain of our business strategies if the definitive merger agreement is terminated; and
• matters relating to the merger may require substantial commitments of time and resources by EFSC and our management, which could otherwise have been devoted to other opportunities that may have been beneficial to EFSC or us as independent companies.

In addition, if the merger is not completed, we and/or EFSC may experience negative reactions from the financial markets and from the respective customers and employees. We and/or EFSC also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by EFSC or us against the other seeking damages or to compel the other to perform the obligations under the definitive merger agreement. These factors and similar risks could have an adverse effect on EFSC's and our results of operation, business and stock prices.

The termination fee and non-solicitation provisions of the definitive merger agreement limit our ability to pursue alternatives to the merger with EFSC.

The definitive merger agreement contains terms and conditions that make it difficult for us to enter into a business combination with a party other than EFSC. Subject to limited exceptions, we and our directors, officers and agents are prohibited from initiating or knowingly encouraging inquiries with respect to alternative acquisition proposals. The prohibition limits our ability to seek offers that may be superior from a financial point of view from other possible acquirers. If we receive an unsolicited superior proposal from a third party that our board of directors concludes in good faith is superior to EFSC's merger proposal and that the failure to take such actions would breach or reasonably be expected to result in a breach of the fiduciary duties, and the definitive merger agreement is terminated, then we would be obligated to pay a $16.8 million termination fee to EFSC. The presence of those restrictions in the definitive merger agreement could discourage a competing third party from considering or proposing an acquisition generally, including on better terms than offered by EFSC. Further, the termination fee might result in a potential competing third party acquirer proposing a lower per share price than it might otherwise have proposed in order to acquire us.

Completion of the merger is subject to the receipt of approvals from regulatory authorities that may impose conditions that could have an adverse effect on us.

Before the merger may be completed, appropriate filings, submissions, or notices must be made to the FDIC, the Missouri Department of Finance (“MDOF”), the Federal Reserve, and the California Department of Financial Protection and Innovation (“CDFPI”). These regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect the imposition of any conditions or changes, there can be no assurance that such conditions or changes will not be imposed. Such conditions or changes could have the effect of delaying completion of the merger or imposition of additional costs on or limiting our revenues following the merger, any of which might have a material adverse effect on us following the merger. Furthermore, we are not obligated to complete the merger if the regulatory approvals received in connection with the merger include certain burdensome conditions, as described in the definitive merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table presents information relating to the repurchase of shares of common stock during the periods indicated:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
Jan 1 - 31, 2021	276	$19.11	—	695,489
Feb 1 - 28, 2021	18,347	$19.02	—	695,489
Mar 1 - 31, 2021	—	$—	—	695,489
Total	18,623	$19.02	—
(1) The total number of shares repurchased during the periods indicated were shares withheld for income tax purposes in connection with the vesting of restricted stock awards. The shares were valued at the closing price of our common stock on the dates of vesting.

(2) On December 3, 2018, the Company authorized a stock repurchase program providing for the repurchase of up to 1.2 million shares of our outstanding common stock, or approximately 10% of our then outstanding shares. The repurchase program does not obligate us to repurchase any particular number of shares. On March 17, 2020, the Board suspended the stock repurchase program. Although the Board approved the resumption of our stock repurchase plan in the first quarter of 2021, under the terms of the definitive merger agreement with Enterprise Financial Services Corp., the Company has agreed that it will not repurchase or otherwise redeem any of its outstanding common stock except in connection with the withholding of common stock to cover taxes as restricted shares of common stock vest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger dated April 26, 2021 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank.[1]

2.2	Agreement and Plan of Reorganization and Merger dated February 23, 2018 by and between First Choice Bancorp and Pacific Commerce Bancorp.[2]

3.1	Articles of Incorporation of First Choice Bancorp.[2]

3.2	Bylaws of First Choice Bancorp.[2]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1Filed as an Exhibit to the Form 8-K filed with the SEC on April 26, 2021 and incorporate herein by reference.
2Filed as an Exhibit to the Form S-4 filed with the SEC on April 4, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE BANCORP

Dated: May 10, 2021	/s/ Robert M. Franko
Robert M. Franko
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2021	/s/ Diana C. Hanson
Diana C. Hanson
Senior Vice President and Chief Accounting Officer
(principal financial officer)